Form 10-Q
period 1996-03-31
TYREX OIL CO
filed 1996-05-14
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


              X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996        Commission File Number 09358

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                         --------------    -------------

                                TYREX OIL COMPANY
                     (Exact name of registrant as specified
                                 in its charter)


           WYOMING                                                 83-0245581
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                Identification
No.)


777 North Overland Trail, Suite 220, P.O. Box 2459
                  Casper, Wyoming                                    82602
      (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code  307-234-4260


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X     No
                                                               ------    ------

Capital stock, 10,960,091 shares having a par value of $.01 per share were outstanding as of May 1, 1996.

                                TYREX OIL COMPANY



                                TABLE OF CONTENTS




                                                            Page Number
                                                            -----------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

         Report of Independent Certified Public Accountants i Condensed Balance Sheets, March 31, 1996
            (Unaudited) and June 30, 1995                       ii
         Statements of Operations for the three months
            and nine months ended March 31, 1996
            and 1995 (Unaudited)                               iii
         Condensed Statements of Cash Flows for the nine
            months ended March 31, 1996 and
            1995 (Unaudited)                                    iv
         Notes to Condensed Financial Statements
            (Unaudited)                                          v

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                       vi


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                  vii

     Signatures                                               viii

                               PART I





                       FINANCIAL INFORMATION

                       ------------------------------------------------
                         HOCKER, LOVELETT, HARGENS & YENNIE, P.C.

                         -------------------------------
                          Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Tyrex Oil Company
Casper, Wyoming





The accompanying condensed balance sheet of Tyrex Oil Company as of March 31, 1996, and the related statements of operations, and condensed statements of cash flows for the nine and three month periods ended March 31, 1996 and 1995, were not audited by us and, accordingly we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1995, and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated September 1, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1995, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                  /s/ Hocker, Lovelett, Hargens & Yennie, P.C.

Casper, Wyoming
May 1, 1996

                                                                            ii
                                TYREX OIL COMPANY
                            CONDENSED BALANCE SHEETS
                                                     March 31      June 30,
                                                      1996           1995
                                                                     (See Note
                                                      (Unaudited)     Below)
             ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $   467,963   $    330,381
 Certificates of deposit                                   5,000          5,000
 Accounts receivable                                     174,270        123,237
 Prepaid maintenance fees                                    946          1,810
 Accrued interest receivabl                                1,350          5,297
         Total                                           649,529        465,725

OTHER ASSETS
 Investment                                               81,890         91,897
 Other                                                      -               521
         Total                                            81,890         92,418

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties - using
   successful efforts method, net of
   accumulated depreciation and depletion              2,168,703      2,392,508
   Less: impairment allowance                            (40,603)       (40,603)
                                                       2,128,100      2,351,905

Other equipment, net of accumulated depreciation           7,000         10,449
         Total                                         2,135,100      2,362,354

        Total                                       $  2,866,519   $  2,920,497
      LIABILITIES AND STOCKHOLDERS  EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $     40,313   $     41,975
  Accrued expenses                                       108,161        108,550
  Lease payable                                            2,779          4,268
  Current portion of debt                                 42,000        163,205
         Total                                           193,253        317,998

DEFERRED COMPENSATION                                     30,454         26,460

LONG-TERM DEBT                                           190,751           -
          Total                                          414,458        344,458

STOCKHOLDERS  EQUITY
  Common stock, $.01 par value: authorized -
   50,000,000 shares; issued and outstanding -
   10,960,091 and 10,795,091 shares at March 31,
   1996 and June 30, 1995, respectively                  109,601        107,951
  Additional paid-in capital                           5,396,910      5,385,669
  Retained (deficit)                                  (3,048,463)    (2,914,229)
                                                       2,458,048      2,579,391
  Less: Treasury stock, at cost, 45,000 shares and
   25,000 shares at March 31, 1996 and June 30,
   1995, respectively                                     (5,987)        (3,352)
         Total                                         2,452,061      2,576,039

         Total                                       $ 2,866,519   $  2,920,497

Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to condensed financial statements.

                                                                            iii
                                TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                           For the Three Months          For the Nine months
                              Ended March 31,              Ended March 31,
                            1996          1995           1996         1995
REVENUES
  Sales of oil and gas$    316,443  $    353,630   $   935,983   $   1,045,642
  Sales of properties         -             -            3,281             -
  Sales of wells              -             -            1,860         451,600
  Sale of investments         -             -             -             16,426
  Interest income            1,308         2,468         3,516           7,362
  Income from partnership   (8,319)       22,101        11,529          47,603
  Other                     19,666        22,871        73,697          88,234
     Total                 329,098       401,070     1,029,866        1,656,867

COSTS AND EXPENSES
  Production costs         184,634       151,477       497,472          460,700
  Production taxes          27,517        40,218        94,489          123,263
  Cost of properties sold      -             -           3,281             -
  Cost of wells sold           -             -           2,729          254,607
  Cost of investments sold     -             -              -            11,526
  General and administrative 71,486       74,551       243,970          256,659
  Interest expense            5,451        3,752        14,992           29,213
  Depreciation and depletion 82,434       92,992       208,559          284,921
  Exploration                55,038       52,913        98,608          131,721
     Total                  426,560      415,903     1,164,100        1,552,610

(LOSS) INCOME BEFORE
   INCOME TAXES             (97,462)     (14,833)     (134,234)         104,257

INCOME TAXES
  Current                      -             -             -               -
  Deferred                     -             -             -               -
                               -             -             -               -

NET (LOSS) INCOME       $   (97,462)  $   (14,833)  $ (134,234)       $ 104,257

DIVIDENDS PER SHARE     $      -      $      -      $      -          $     -

(LOSS) INCOME PER SHARE $     (.01)   $      -      $    (.01)        $   .01

Weighted average shares of
 common stock outstanding  10,960,091    10,795,091    10,877,291    10,795,091





See accompanying notes to condensed financial statements.


                                TYREX OIL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                                         1996           1995
OPERATING ACTIVITIES:
  Net (loss) income                                  $   (134,234)  $   104,257
  Charges not requiring cash:
    Depreciation and depletion                            208,559       284,921
    Abandoned properties                                   78,853        87,520
  Loss (Gain) on sale of assets                               869      (201,893)
  Decrease (Increase) in operating assets:
    Prepaid maintenance fees                                  864          -
    Accrued interest receivable                             3,947        (1,830)
    Accounts receivable                                   (51,033)       46,885
    Other assets                                              521          -
  Increase (Decrease)in operating liabilities:
    Accounts payable and accrued expenses                  (2,051)       84,003
    Deferred compensation                                   3,994         2,205
      Net cash provided by operating activities           110,289       406,068

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                  (66,168)     (169,252)
  Proceeds from sale of property and equipment              5,141       451,600
  Proceeds from sale of investments                          -           16,426
  Net revenue from investments                             10,007       (14,066)
      Net cash (used in) provided by investing
       activities                                         (51,020)      284,708

FINANCING ACTIVITIES:
  Proceeds from borrowing                                 250,000          -
  Repayment of loan principal and leases                 (181,943)     (511,535)
  Purchase of treasury stock                               (2,635)       (3,352)
  Issuance of stock bonuses                                12,891          -
      Net cash provided by (used in) financing
      activities                                           78,313      (514,887)

INCREASE IN CASH                                          137,582       175,889

CASH AND CASH EQUIVALENTS
  Beginning of period                                     330,381       200,675

  End of period                                      $    467,963   $   376,564

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.        Summary of Significant Accounting Policies

          Refer to the Company's annual financial statements for the year ended June 30, 1995, for a description of the accounting policies which have been continued without change. Also, refer to the notes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.        Management Representation

          In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.        Interim Results of Operations

          The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

                                TYREX OIL COMPANY
                      ITEM 2.  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

During the nine months ended March 31, 1996, the Company's working capital increased by $308,500. In addition to new borrowings, the increase was due to the refinancing and conversion of its bank obligations to long-term debt and overall operating activities.

Management believes that the Company's liquidity is sufficient to meet the future cash needs of operations. It is not anticipated that any material amounts of nonproducing properties will be sold during the current year.

RESULTS OF OPERATIONS
- - ---------------------

Current Year-To-Date Compared to Corresponding Year-To-Date
- - -----------------------------------------------------------

The Company has incurred a net loss of $134,200 in the current period compared to a net profit of $104,200 in the previous period. The difference can be attributed to the sales of several producing properties in the previous period and higher production expenses on the remaining properties. All other expenses were lower due to reduced salaries, lower overhead, less depreciation and depletion, and reduced interest charges.

Oil and gas revenues decreased by $109,700 or 12% due to the aforementioned sales of producing properties in the previous year. Production costs were higher due to unexpected equipment purchases and well repairs on operated properties as well as nonoperated properties. Production taxes were lower due to decreased oil and gas sales.

Exploration costs decreased by $33,100 or 25% when compared to the same period one year ago. The decrease is attributable to fewer leases expiring during the period and reduced rental payments due to the expired leases in the prior year.

Current Quarter Compared to Corresponding Quarter
- - -------------------------------------------------

Revenues for the quarter decreased by approximately $72,000 due to naturally occurring production declines as well as reduced revenue from coal sales. Production costs were higher for the quarter by $33,100 due to recompletion attempts on two wells at Antelope field and unexpected well repairs as mentioned above. Exploration costs were only slightly higher for the present quarter due to more of the Company s nonproducing leases expiring in the present quarter than the corresponding quarter.


Current Quarter Compared to Previous Quarter
- - --------------------------------------------

Revenues from oil and gas sales for the quarter increased slightly due to higher oil prices. However, total revenues were down because of lower coal revenues and reduced lease and/or property sales. Production expenses were higher because of the two recompletion attempts at the Antelope field. General and administrative costs decreased by $22,300 compared to the previous quarter, due to lower costs associated with stockholder relations expense, and legal and accounting expenses required for annual report preparation. Exploration costs increased due to the expiration of more nonproducing leases in the current quarter versus last quarter.

                                     PART II


                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

          A Form 8-K was not required to be filed in the period covered by this report.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TYREX OIL COMPANY
                                          (Registrant)




                                   /s/ Tom N. Richardson
                                   ------------------------------
                                       Tom N. Richardson
                                     President and Principal
                                       Financial Officer



Date: 5/08/96