Form 10-K
period 1996-06-30
TYREX OIL CO
filed 1996-09-27
CIK 317889

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended June 30, 1996

                                       OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to
                                         -----------    -----------

          Commission File Number 0-9358
                                 ------

                               TYREX OIL COMPANY
             (Exact name of Registrant as specified in its charter)
          Wyoming                                                  83-0245581
          -------                                                  ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 101, 777 North Overland Trail
 P.O. Box 2459
 Casper, Wyoming                                      -             82601
- -----------------------------------                                 -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (307) 234-4260
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     -None-

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                          ----------------------------
                             (Title of Each Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    x       No
                                    ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At September 23, 1996, 10,960,091 common shares (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the 9,956,691 shares held by nonaffiliates of the registrant on that date was approximately $2,041,000.*
- --------------
* Based upon multiplying the mean ($.205) of the closing bid and asked prices of the common stock of the registrant on the NASDAQ system times the number of shares held by nonaffiliates.

Documents incorporated by reference:
Directors and Executive       See "ELECTION OF DIRECTORS," "EXECUTIVE
                              COMPENSATION," and  PRINCIPAL SHAREHOLDERS" in the
Officers of the Registrant.   Registrant's definitive proxy statement to be used
                              in connection with its Annual Meeting of Shareholders to be held December 5, 1996.

Executive Compensation

Security Ownership of Certain
Beneficial Owners and
Management.

Certain Relationships and
Related Transactions.

                                     PART I

Item 1.  Business.
- -----------------

     Tyrex Oil Company (the "Company") was incorporated under Wyoming law on November 8, 1979 for the purpose of acquiring whole or partial interests in oil and gas leases, farming out all or a part of its interest in such leases to others in the oil and gas industry and engaging in oil and gas exploration and drilling activities. The Company also purchases interests in producing oil and gas properties from time to time. The Company presently owns oil and gas interests in several states. For further information concerning these interests, and the Company's participation in oil and gas drilling activities during the last three fiscal years, see Item 2 of this Report.

     Competition, Working Capital and Other Matters
     ----------------------------------------------

     The Company is faced with competition from a large number of major oil and gas companies and numerous smaller independent oil and gas operators. There are no dominant companies in the type of oil and gas business in which the Company engages. However, some of the Company's competitors are very large, well-established companies with significant earnings records. The Company usually is at a competitive disadvantage in acquiring oil and gas prospects and carrying such prospects in its leasehold inventory, since it must compete with these companies, of which many have greater financial resources to carry holding costs of prospects and have larger technical staffs.
     In light of the Company's acreage position as noted in Item 2 of this Report, working capital is needed to advance delay rentals on oil and gas leases should the Company continue to hold the leases without developing them or should the Company be unable to make arrangements (usually through farmouts or sales) whereby another party will pay delay rentals.

     The Company has never declared bankruptcy, nor has it been in receivership, reorganization, readjustment, or similar proceedings. Since inception, no material changes have been made in the mode of conducting the Company's business. The Company has no plans to enter any new lines of business. Since the Company is engaged in the oil and gas business, it allocates no funds to product research and development in the conventional sense. The Company has no material patents, trade-marks, licenses, franchises, or concessions, other than federal and state oil and gas leases (see Item 2). Backlog is not material to an understanding of the Company's business. The Company's business is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government. The Company's business is not seasonal.

     The Company's business is not dependent on a single customer or a few customers. The three major customers of the Company for the fiscal year ended June 30, 1996 were unaffiliated with the Company, and were: Amoco Oil Company, Marathon Oil Company, and 88 Oil Company, who accounted for 41%, 33% and 11%, respectively, of the Company's gross revenues for the fiscal year. The Company believes there are entities engaged in the oil and gas business which would purchase the Company's oil production if the Company were to lose these customers, and that there are entities which will have an interest in acquiring the acreage and prospects the Company has and intends to acquire in the future.

     Oil and natural gas are raw materials essential to the Company's business. However, the exploration, development, production, and sale of oil and natural gas are subject to many factors which are outside the Company's control. These factors include: worldwide production; the current and anticipated prices for oil and gas; worldwide and domestic economic conditions; oil import quotas; proximity of properties to pipelines; the supply and price of other fuels; and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities.

     The Company is engaged in a facet of exploiting natural resources. It is subject to various federal, state, and local provisions regarding environmental and ecological matters. Environmental laws may necessitate significant capital outlays, may materially affect the Company's revenue generating potential and could cause material changes in the Company's proposed business. At the present time, however, the existence of environmental laws has not materially hindered nor adversely affected the Company's business. However, current and future legislation may have the effect of limiting the production from certain wells or altering the operations of the Company because the production of oil and gas is subject to regulation under conservation laws. The Company may be required to comply with a multitude of laws and regulations designed to protect the environment.

     At August 31, 1996, the Company had four full-time employees. The Company has and expects to retain independent consultants from time to time on a limited basis.

     Executive Officers of the Company
     ---------------------------------

     Information concerning the Company's executive officers is set forth below.

                    Positions with                Period of Service as
Name and Age        the Company                   Director or Officer
- ------------        -----------                   -------------------
John D. Traut       Chairman of the Board,        11/08/79 to present
Age: 69             and a Director

Tom N. Richardson   President, Chief Executive    07/10/86 to present
Age: 46             and Financial Officer and
                    a Director

Doris K. Backus     Secretary-Treasurer           12/05/91 to present
Age: 42             and a Director

     John D. Traut received a B.S. degree in Geology from the University of
     -------------
Wyoming in 1951. Mr. Traut was employed as a petroleum geologist for Marathon Oil Company from 1951 to 1974. While employed with Marathon, he was engaged in oil and gas exploration programs throughout the Rocky Mountains and in Guatemala. From 1974 until formation of the Company in November, 1979, he was an independent consulting geologist in Casper, Wyoming. Mr. Traut is a member of the Wyoming Geological Association, of which he served as President during 1973. He is also a member of the American Association of Petroleum Geologists, and is a Fellow in the Geological Society of America.

     Tom N. Richardson graduated from the University of Wyoming in 1972 with a
     -----------------
B.S. degree in Business Administration. From 1976 to 1980 he worked as a Landman and Contracts Supervisor for Gulf Oil Corporation in Casper, Wyoming. In 1980, he joined the Company as Manager of Land. He is a Certified Professional Landman, a member of the Wyoming Association of Petroleum Landmen and of the American Association of Petroleum Landmen. He was elected President and Chief Financial Officer of the Company in March of 1994. He is currently the Treasurer of the Petroleum Association of Wyoming and also serves on its executive committee.

     Doris K. Backus graduated from the National College of Business in 1974
     ---------------
with an Associate's Degree as a legal secretary. She has over 20 years experience in various areas of the oil and gas business and has been employed by the Company since 1983.

     The Company's executive officers serve at the discretion of the Board of Directors and have been appointed as officers until their resignation, removal or death.

Item 2.  Properties.
- -------------------

     Office Facilities
     -----------------

     The offices of the Company, consisting of 1,733 square feet, are located at 777 North Overland Trail, Casper, Wyoming, and are leased on a month to month basis from a general partnership of which an officer and director of the Company is a partner. Management believes that the facilities will be adequate to meet the Company's needs during the coming fiscal year and that the rental rates are comparable to similar office space in the general vicinity.

     Other than oil and gas interests described below, the Company has no physical facilities other than office furniture and equipment.

     Oil and Gas Interests
     ---------------------

     The following sets forth information concerning undeveloped leasehold interests of the Company at August 31, 1996. Approximately 20,089 gross and 7,371 net acres are leased from the U.S. Bureau of Land Management. There are no material contingencies which involve termination of leases, other than expiration or their terms as discussed below.

                                         Total Acres Oil and Gas
                                     Undeveloped Working Interests
                                     -----------------------------

State                                 Gross Acres(a)   Net Acres(b)
- -----                               ---------------   ------------

Montana                                      640            640
North Dakota                               6,639          3,158
Utah                                          80             20
Wyoming                                   21,528          8,637
                                         -------         ------

Total                                     28,887         12,455
                                         =======         ======

- -------------------
(a) Gross acres are the total acreage involved in a single lease or group of leases.
(b) Net acres represent the number of acres attributable to an owner's proportionate working interest in a lease (e.g. a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

     The annual delay rentals for the above leases are $12,455 and the expiration dates on the leases vary from 1996 to 2006.

     The following sets forth information with respect to the Company's overriding royalty interests in oil and gas leases at August 31, 1996:

                                             Non-Producing
State                      Gross Acres  Overriding Royalty Interest
- -----                     ------------  ---------------------------

Colorado                      2,069               3.00%
Nevada                        8,935               5.00%
Utah                          1,720               5.00%
Wyoming                       5,075          0.07% to 7.50%
                            -------

     Total                   17,719
                            =======

     The expiration dates of the leases under which the royalty interests exist vary from 1996-1998. It should be noted that since all operating rights in the leases are held by third parties, the Company cannot compel exploration or development of the leases.

     The following table sets forth information with respect to developed oil and gas acreage held by the Company at June 30, 1996. The acreage is calculated using applicable state regulatory requirements relating to well spacing.

                                          Total Acres - Developed Leases
                                          -------------------------------
State                                     Gross Acres           Net Acres
- -----                                     -----------           ---------

Montana                                      320                    240
North Dakota                               1,276                  3,603
Wyoming                                    6,219                    562
Utah                                         640                     32
                                        --------                -------
     Total                                18,455                  4,437

                                        ========                =======

     Drilling Activities
     -------------------

     The table below sets forth the Company's drilling participation as a working interest owner in oil and gas wells during the fiscal year ended June 30, 1994. In both fiscal years ended June 30, 1995 and 1996, the Company did not participate in any drilling activities.
                          Fiscal Year Ended
                            June 30, 1994
                ---------------------------------------
                Exploratory   Development         Total
                -----------   -----------         -----
Gross Wells (a)     --           2.00              2.00
Net Wells (b)       --            .70               .70
Net Oil Wells       --            .35               .35
Net Gas Wells       --             --                --
Net Dry Wells       --            .35               .35
- ------------------
(a) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(b) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

      The Company, as of June 30, 1996, had working interests in 92 producing gross (15.14 net) oil wells and 5 gross (.89 net) gas wells. At August 31, 1996, the Company had an interest in 3 gross (.41 net) shut-in gas wells. The Company also at that date held small overriding royalty interests in 82 producing oil wells and 8 producing gas wells.

      From the period June 30, 1996 through September 20, 1996 the Company did not participate in the drilling of any wells.

      Proved Oil and Gas Reserves
      ---------------------------

      For information concerning the Company's estimated proved oil and gas reserves, average lifting and sales costs of production, estimated future net cash flows therefrom, and present value of such net cash flows, see Note 8 to the Financial Statements in Item 8 of this report. The reserve information is based on estimates prepared by Allen & Crouch, independent petroleum engineers, from data, including ownership interests, operating expenses, production information and current prices furnished by the Company. The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under any contract or agreement. Since the date of the reserve estimates there has not been any discovery of oil or gas that has a significant effect of the estimates.

      The Company has not filed any reports containing oil or gas reserve estimates with any federal or foreign government authority or agency within the past 12 months other than the Securities and Exchange Commission.

Item 3.  Legal Proceedings.
- --------------------------

      The Company is not a party to any material pending legal proceedings, nor have any such proceedings been threatened and none are contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

      No matter was submitted during the fourth quarter of the fiscal year ended June 30, 1996 to a vote of security holders.
                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
- --------------------------------------------------------------------------
 Matters.
- --------

      The Company's common stock is traded in the over-the-counter market under the symbol "TYRX." Public trading of the common stock commenced on September 5, 1980.

      The table below presents the range of high and low bid quotations for the calendar quarters of the Company's last two fiscal years ended June 30, 1996 as reported by the NASDAQ quotation system. The quotations represent prices between dealers and do not include retail markup, markdown or commissions; hence, they may not represent actual transactions.

                                             Bid
                                    -----------------------
                                    High               Low
                                    ----              -----
      Calendar 1994
      -------------
      Third Quarter                 $ .22             $ .09
      Fourth Quarter                $ .22             $ .13

      Calendar 1995
      -------------
      First Quarter                 $ .22             $ .16
      Second Quarter                $ .25             $ .16
      Third Quarter                 $ .25             $ .09
      Fourth Quarter                $ .19             $ .09

      Calendar 1996
      -------------
      First Quarter                 $ .22             $ .13
      Second Quarter                $ .25             $ .16

      The number of holders of record of the Company's common stock as of September 20, 1996 was approximately 2,100.

      Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

Item 6.  Selected Financial Data.
- --------------------------------
                                                Year Ended June 30,

                              1996          1995         1994        1993        1992

Total Revenues             $1,502,762   $2,053,438   $1,792,654   $2,155,627  $1,774,009

Income (loss) before
extraordinary item         $ (156,212)  $  143,893   $ (559,213)  $ (223,432) $   35,353

Income (loss) before
extraordinary item
  per share                $     (.01)  $      .01   $     (.05)  $     (.02) $     -

Cash dividends per
common share               $     -      $     -      $     -      $     -     $     -

At year end:

  Total assets             $2,795,087   $2,920,497   $3,360,097   $3,928,128  $3,352,676

  Long-term obligations    $  154,001   $     -      $  336,724   $  453,409  $     -

  Working capital
  (deficit)                $  560,387   $  147,727   $ (161,747)  $  246,322  $  708,555

  Stockholders' equity     $2,430,083   $2,576,039   $2,435,493   $2,991,106  $3,214,809

- -----------------------
(a) An extraordinary item of $6,239 in fiscal year 1992 was recognized due to the reduction of income tax expense from the utilization of operating loss carryforwards from the prior years.

Item 7.   Management's Discussion and Analysis of Financial Condition and Re
- -----------------------------------------------------------------------------
sults of Operations.
- -------------------


     The following discussion should be read in conjunction with the financial statements and notes thereto in Item 8 of this report.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Company had working capital of approximately $560,387. Management believes that the Company's working capital, combined with expected cash flow from operations, will be sufficient to meet the Company's capital needs for operations in fiscal 1997.

     The Company's external source of liquidity is its unsecured line of credit with Key Bank in the amount of $450,000. The line of credit was established to facilitate the Company's short-term capital requirements during a prior drilling program. Any balance under the line, which is currently zero, may be converted into a long-term obligation if warranted.

     Management expects that long-term liquidity will depend on the Company's cash flows. It is management's goal, however, that the Company not use significant amounts of its liquid capital to develop its undeveloped oil and gas properties. Rather, the Company attempts to have outside parties fund the development of its properties, although, during fiscal 1996 and fiscal 1995, the Company expended $123,100 and $196,132, respectively, in exploration of its properties. The Company has in the past also used capital to participate in exploration ventures brought to it by other parties. The category exploration expense also contains lease rentals which were $19,857 and $29,609, respectively, for such years. Due to the Company's limited amount of working capital, management does not intend to incur significantly higher exploration costs in fiscal year 1997 above those of the prior year.

Results of Operations
- ---------------------

     Fiscal 1996 Compared to Fiscal 1995
- ----------------------------------------

     Total revenues for the year decreased by $550,676 or 26.8%. Oil and gas sales decreased by $80,789 or 5.7% from the previous year due to the sale of certain producing properties and the natural decline in production rates. Production expenses increased by $97,864 or 16.3% due to a higher incidence of equipment repairs and replacements, recompletion attempts on two wells in the Antelope Field, and the workover expense at the Puckett Federal well. As producing properties mature, operating costs also naturally increase due to the age of the equipment and lower production volumes associated with the properties. During fiscal 1996, the Company produced approximately 81,328 barrels of oil and 98,964 mcf of gas at average prices of $17.36 and $.44, respectively. This compares to oil production of 87,926 barrels in fiscal 1995 at an average price of $15.03 per barrel and 135,028 mcf at an average price of $.73. Management expects that gas revenues in fiscal 1997 will decrease over fiscal 1996 due to decreasing production and the sale of certain gas properties. Sales of oil and gas properties decreased substantially when compared to last fiscal year. The prior fiscal year property sales, however, also resulted in lower monthly production rates for the fiscal year ended June 30, 1996. The Company incurred a net loss in fiscal 1996 of $156,000 compared to net income of $144,000 in fiscal 1995. However, a large part of revenues and net income in 1995 consisted of sales of oil and gas properties in the amount of $453,000.

     It is expected that interest income will increase, as the Company's cash reserves have increased over the previous year. Depreciation and depletion increased slightly by $52,730 or 17% due to lower production rates and higher production costs. Interest expense decreased compared to the prior year, and management expects that interest expense will continue to decline as the debt is paid down in fiscal 1997. General and administrative expense decreased by $30,770 or 9.3% due to reductions in staff and the implementation of various cost containment measures. Management expects further reductions in 1997 due to general cost savings measures and the consolidation and reduction of leased office space.

     Fiscal 1995 Compared to Fiscal 1994
     -----------------------------------

     Total revenues for the year increased by $260,784 or 14.5%. Oil and gas sales decreased by $51,835 or 3.5% from the previous year due to the sale of certain producing properties. Production expenses also decreased $287,388 or 32.3% because of the sale and the properties sold had high operating costs associated with them. During fiscal 1995 the Company produced approximately 89,926 barrels of oil and 135,028 mcf of gas at an average price of $15.03 and $.73, respectively. This compares to oil production of 108,873 barrels in fiscal 1994 at $12.14 per barrel and 133,719 mcf at $.69. Management expects that gas revenues in fiscal 1996 will increase over fiscal 1995 due to increased production. Sales of oil and gas properties increased due to the sale of certain properties in North Dakota and Wyoming. The property sales, however, caused lower production rates. The Company achieved net income in fiscal 1995 of $144,000. However, a large part of revenues consisted of sales of oil and gas properties ($453,000).

     Management expects that interest income will remain stable, as the Company has a small amount of liquid funds on hand. Depreciation and depletion decreased significantly by $116,807 (27.4%) due to the property sale discussed above. Interest expense decreased due to the large reduction of $580,146 in total debt by the Company. Management expects that interest expense will continue to decrease in fiscal 1996 as the Company reduces its total debt obligations.

     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------

     Index

(1)  Financial Statements:
     --------------------

     Report of Independent Certified
     Public Accountants                                          F-1

     Balance Sheets as of June 30, 1996 and 1995                 F-2

     Statements of Operations for the Years Ended June 30,
     1996, 1995 and 1994                                         F-3

     Statements of Stockholders' Equity for the Years Ended
     June 30, 1996, 1995 and 1994                                F-4

     Statements of Cash Flows for the Years Ended
     June 30, 1996, 1995 and 1994                                F-5
     Notes to Financial Statements                               F-6

  (2)     Additional Financial Information Required to be Furnished Pursuant to
          ----------------------------------------------------------------------
          the Requirement of Form 10-K:
           ----------------------------

     Report of Independent Certified Public Accountants on
     Supplementary Schedules                                          F-15

     Schedules for the years ended June 30, 1996, 1995, and 1994

     V    Property and Equipment                                      F-16

     VI   Accumulated Depreciation and Depletion                      F-17

Item 9.  Disagreements on Accounting and Financial Disclosure.
- --------------------------------------------------------------

     There were no disagreements of the type required to be reported under this item between the Company and its independent accountants during the 24 months prior to the date of the financial statements included herein.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
- ------------------------------------------------------------

     See Item 13 below.
Item 11.  Executive Compensation.
- --------------------------------

     See Item 13 below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------

     See Item 13 below.

Item 13.  Certain Relationships and Transactions.
- ------------------------------------------------

     Items 10, 11, 12 and 13 incorporate by this reference the information set forth in the Company's definitive proxy statement under the headings "Election of Directors," "Executive Compensation" and "Principal Shareholders" to be used in connection with the Annual Meeting of Shareholders to be held on December 5, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------------------------------------------------------------------------

     (a)(1)  Financial Statements.
             --------------------

     The following financial statements of the Company, along with the report of independent certified public accountants, are included in Part II, Item 8 of this Report:

     Balance Sheets as of June 30, 1996 and 1995
     Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994

                    ----------------------------------------
                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                    ----------------------------------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
Tyrex Oil Company

 We have audited the balance sheets of Tyrex Oil Company as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrex Oil Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                              /s/Hocker, Lovelett, Hargens & Yennie, P.C.

Casper, Wyoming
August 28, 1996

                               TYREX OIL COMPANY
                                 BALANCE SHEETS
                             JUNE 30, 1996 and 1995
                                                     1996           1995

                                                 <
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents - Note 11 and 14     $    478,195   $     330,381
  Certificates of Deposit                             105,000           5,000
  Accounts receivable                                 154,683         123,237
  Prepaid maintenance fees - Note 15                      862           1,810
  Accrued interest receivable                             159           5,297

     Total                                            738,899         465,725


OTHER ASSETS
  Investment - Notes 10 and 13                         89,109          91,897
  Other                                                 6,777             521

     Total                                             95,886          92,418

PROPERTY AND EQUIPMENT, at cost - Notes 2 and 8
  Oil and gas properties using successful
  efforts
   method, net of accumulated depreciation and
   depletion of $2,792,301 in 1996 and
   $2,443,458 in 1995                               1,994,961       2,392,508
  Less: impairment allowance                          (40,603)        (40,603)

                                                    1,954,358       2,351,905
  Other equipment, net of accumulated
  depreciation
   of $64,137 in 1996 and $62,133 in 1995               5,944          10,449

     Total                                          1,960,302       2,362,354


     Total                                       $  2,795,087   $   2,920,497

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                               $     68,775   $      41,975
  Accrued expenses                                     64,144         108,550
  Lease payable - Note 15                               2,486           4,268
  Current portion of debt - Notes 4 and 12             43,107         163,205

     Total                                            178,512         317,998

DEFERRED COMPENSATION - Note 5                         32,491          26,460

LONG-TERM DEBT - Note 12                              154,001           -

     Total                                            365,004         344,458


STOCKHOLDERS' EQUITY - Note 5
  Common stock, $.01 par value; authorized -
   50,000,000 shares; issued and outstanding -
   10,960,091 shares in 1996 and 10,795,091
   shares in 1995                                     109,601         107,951
  Additional paid-in capital                        5,396,910       5,385,669
  Retained (deficit)                               (3,070,441)     (2,914,229)

     Total                                          2,436,070       2,579,391
  Less: Treasury stock, at cost, 45,000 shares
        in 1996 and 25,000 shares in 1995              (5,987)         (3,352)

                                                    2,430,083       2,576,039


     Total                                       $  2,795,087   $   2,920,497


See accompanying notes to financial statements.

                               TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                                                 1996          1995         1994

REVENUES
  Oil and gas sales - Note 3                 $ 1,330,128  $  1,410,917  $ 1,462,752
  Sales of oil and gas properties                  6,903       453,100      160,223
  Sale of investments                              7,232        16,426         -
  Sale of other equipment                            500          -            -
  Interest                                         5,110        10,460        5,867
  Coal                                            28,363        51,960         -
  Other, primarily operating fees                124,526       110,575      163,812

     Total                                     1,502,762     2,053,438    1,792,654

COSTS AND EXPENSES
  Oil and gas production                         697,998       600,134      887,522
  Production taxes                               134,339       169,347      164,772
  Cost of oil and gas properties sold              7,894       254,679       61,572
  Cost of investments sold                        13,703        11,526         -
  Cost of other equipment sold                        14          -            -
  Loss on abandonments                              -             -          52,366
  Exploration                                    123,100       196,132      280,635
  Depreciation, depletion and valuation
   allowance                                     361,581       308,851      425,658
  Interest                                        20,590        38,346       50,740
  General and administrative - Notes 5 and 6
                                                 299,755       330,525      428,602

     Total                                     1,658,974     1,909,540    2,351,867


INCOME (LOSS) BEFORE INCOME TAXES               (156,212)      143,898     (559,213)

INCOME TAX EXPENSE (CREDITS) - Note 7
  Current                                           -             -            -
  Deferred                                          -             -            -

                                                    -             -            -


NET INCOME (LOSS)                            $  (156,212) $    143,898  $  (559,213)



DIVIDENDS PER SHARE                          $      -     $       -     $      -



INCOME (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                            $      (.01) $        .01  $      (.05)



WEIGHTED AVERAGE SHARES OUTSTANDING           10,897,707    10,795,091   10,795,091





See accompanying notes to financial statements.


                               TYREX OIL COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                                             Additional                   Total       Stock-
                      Common       Stock      Treasury     Paid - In     Retained    holders'
                      Shares       Amount       Stock       Capital     (Deficit)     Equity

Balance June 30,
 1993               10,795,091   $107,951   $      -      $ 5,385,669  $(2,502,514) $2,991,106

Prior period
adjust-
 ment - Note 13           -           -            -            -            3,600       3,600

Net loss for the
 year ended June
 30, 1994                 -           -            -            -         (559,213)   (559,213)
Balance June 30,
 1994               10,795,091    107,951          -        5,385,669   (3,058,127)  2,435,493

Purchases of
 25,000 shares
 treasury stock           -           -          (3,352)        -             -         (3,352)

Net income for the
 year ended June
 30, 1995                 -           -           -             -          143,898     143,898


Balance June 30,
 1995               10,795,091    107,951        (3,352)    5,385,669   (2,914,229)  2,576,039

Purchases of
 20,000 shares
 treasury stock           -           -          (2,635)         -             -        (2,635)

Stock bonuses          165,000      1,650          -           11,241          -        12,891

Net loss for the
 year ended June
 30, 1996                 -           -            -             -        (156,212)   (156,212)


Balance June 30,
 1996               10,960,091   $109,601   $    (5,987)  $ 5,396,910  $(3,070,441) $2,430,083




See accompanying notes to financial statements.


                               TYREX OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                                1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash from oil and gas sales               $ 1,401,954   $ 1,647,736   $ 1,689,075
  Cash paid for production, exploration and
   general and administrative expense        (1,144,131)   (1,156,951)   (1,619,060)
  Interest received                              10,248        10,460         5,867
  Interest paid                                 (20,590)      (38,346)      (50,740)
     Net cash provided by operating
     activities                                 247,481       462,899        25,142


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties               7,403       453,100       160,223
  Purchases of properties                       (67,871)     (208,691)     (406,747)
  Proceed from sale of investments                7,232        16,426          -
  Purchase of investments                       (17,171)      (12,655)         -
  Investment income                              28,363          -             -
  Certificates of deposit and treasury
   bills (purchased) redeemed                  (100,000)         -          200,000

     Net cash provided by (used in)
      investing activities                     (142,044)      248,180       (46,524)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      125,000          -          335,000
  Repayments on borrowings and leases           (92,879)     (578,021)     (363,678)
  Purchase of treasury stock                     (2,635)       (3,352)         -
  Issuance of common stock                       12,891          -             -

     Net cash provided by (used in)
      financing activities                       42,377      (581,373)      (28,678)


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               147,814       129,706       (50,060)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                              330,381       200,675       250,735


CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                $   478,195   $   330,381   $   200,675







See accompanying notes to financial statements.

                               TYREX  OIL COMPANY
                         NOTES TO FINANCIAL STATEMENTS

1.    Significant Accounting Policies:

      a.General - The Company was organized November 8, 1979, and is engaged in oil and gas exploration and development within the Rocky Mountain region of the United States. Its sales are primarily to other energy oriented companies with payment terms normally being upon transfer of ownership or within thirty days.

      b.Cash and Cash Equivalents - For purposes of the Statement  of Cash
        Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      c.Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling, and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals, and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.

      d.Other Equipment - Leasehold improvements, processing equipment, office equipment and furniture are depreciated by the straight-line and accelerated methods over estimated useful lives of three to seven years.

      e.Income Taxes - Deferred income taxes are provided for the tax effect of timing differences arising from certain costs and expenses which are recognized in different periods for income tax and financial reporting purposes. For additional information regarding income taxes, see Note 7 to the financial statements.

      f.Income (Loss) Per Share - Income per share is computed on the basis of the weighted average number of common stock and common stock equivalent shares outstanding during the period. Net loss per share is computed on the basis of the weighted average number of common stock shares only as shares subject to warrants and stock options would have an antidilutive effect.

      g.Bad Debts - The direct write off method of accounting for uncollectible accounts receivable is utilized whereby an account is written off only when determined to be uncollectible. The results of this method do not vary materially from the preferred method.

      h.Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Impaired Oil and Gas Properties

     The Company provides an allowance for impaired value of undeveloped and developed properties on an annual basis. An impairment allowance has been provided for two producing properties at June 30, 1996 and 1995; a property in Utah with a book value of $33,742 and a North Dakota property for $6,861. The impairment was provided due to the fact that net future estimated revenues are not expected to be great enough to offset the costs that the Company has in the properties. The impairment loss has been included in exploration costs shown on the Statement of Operations for the year ended June 30, 1995.


3.   Major Customers
     Certain customers who accounted individually for more than 10% of the Company's oil and gas sales are as follows:

                            1996        1995        1994

Company A                $ 548,778   $ 558,371   $ 489,966
Company B                  440,535     451,785     220,754
Company C                  144,745     147,345        -
Company D                     -           -        415,691



4.    Line of Credit

     Effective December 3, 1993, the Company entered into an agreement with a local bank for a $450,000 unsecured line of credit. At June 30, 1996 and 1995, the Company had $0 and $125,000 outstanding against the line of credit.


5.   Employees' Incentive Stock Option Plan

     Under an employees' incentive stock option plan approved by the stockholders in December, 1991, 750,000 shares of common stock have been authorized and reserved for issuance to employees. Options granted under this plan expire five years from the date of grant. The option price is equal to 50% of the market value of the common stock on the date of grant. Employees gain vesting in approximately one half of the options equally over five years. The vesting in the remaining options is dependent upon the Company achieving certain financial goals. Non-cash compensation to employees in fiscal years 1995-96, 1994-95 and 1993-94 was recognized in the amount of $8,148, $8,820 and $8,820 per year, respectively, due to vested options. There are presently four options outstanding which will expire if not exercised on or before January 17, 1997.

     Changes in the status of options outstanding under the plan for fiscal years ended June 30, 1996, 1995 and 1994, are as follows:

                                      Shares

                           1996        1995        1994

Beginning of year         630,000     630,000      630,000
Granted                      -           -           -
Terminated                 48,000           -        -
End of year               582,000     630,000      630,000
Option Price            $     .14   $     .14   $      .14

     The Company also granted 165,000 shares in stock bonuses during the year ended June 30, 1996 for which $12,891 is recognized as compensation in the Statement of Operations.

6.    Related Party Transactions
     The Company rents a portion of its office facilities from an officer-director on a month-to-month basis. Payments to this individual were $10,278 in each year ended June 30, 1996 and 1995.


7.    Income Taxes

     The company follows FASB Statement 109 - Accounting for Income Taxes, which applies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the financial statements and tax returns. Income tax at the statutory rate is reconciled to the Company's actual income tax (benefit) expensed at 15% for the years ended June 30, 1996 and 1995. The Company has no foreign, state or other income taxes.

     All of the company's earnings are within the United States.

                            1996        1995        1994

Income Tax (Credits)
  Current                $    -      $    -      $    -
  Deferred                    -           -           -


     Total               $    -      $    -      $    -



     Deferred tax liabilities (assets) are comprised of the following at June
    30:

Tax effects of temporary differences       1996         1995         1994

1st year federal lease rentals          $   61,887   $   61,887   $   61,612
Intangible drilling costs                  184,771      184,771      183,151
Lease impairments                            6,090        6,090         -

     Total deferred tax liabilities        252,748      252,748      244,763

Depletion of intangible drilling costs    (152,804)    (140,458)    (131,994)
Cost of lease surrendered                  (36,873)     (36,873)     (36,873)
Depreciation                                (2,670)      (2,670)      (2,670)
Other assets                               (13,799)     (14,436)     (14,436)
Net operating loss carryforwards          (535,928)    (524,959)    (547,119)

     Total deferred tax assets            (742,074)    (719,396)    (733,092)


Valuation allowances                       489,326      466,648      488,329


     Net deferred tax assets            $     -      $     -      $     -



     At June 30, 1996, the Company had unused deductions and credits which may be applied against future taxable income and which expire as follows:

             Percent-
               age           Net
            Depletion     Operating
   Year     in Excess        Loss        Invest-
  Ending     of Cost        Carry-       ment Tax
 June 30,   Depletion      forward        Credit

   1998    $      -      $    77,756   $      -
   1999           -        1,134,902         1,641
   2000           -             -            3,397
   2001           -          770,086           890
   2002           -           76,105          -
   2004           -          170,572          -
   2005           -          218,090          -
   2006           -          142,283          -
   2008           -          184,962          -
   2009           -          648,866          -
   2011           -           73,124          -
Indefinite     209,675          -             -


     In the opinion of management, very immaterial differences exist between the net operating loss carryforwards available for tax purposes and financial reporting purposes.


8.    Oil and Gas Producing Activities

     Capitalized costs relating to oil and gas producing activities at June 30:

                                    1996            1995            1994

Undeveloped properties         $     452,164   $     550,012   $     592,083
Developed properties               4,335,098       4,285,955       4,551,453

   Total                           4,787,262       4,835,967       5,143,536
Accumulated depreciation and
 depletion                        (2,792,301)     (2,443,458)     (2,290,974)


   Net                         $   1,994,961   $   2,392,509   $   2,852,562



     Costs incurred in oil and gas property acquisitions, exploration, and development activities for the years ended June 30, (all located in the United States):



                                    1996            1995            1994

Property acquisition:
  Proved                       $      55,342   $      37,171   $        -
  Unproved                             7,629          60,448         278,638
Exploration                          123,100         196,132         280,635
Development                            5,223         108,319         199,416


   Total                       $     191,294   $     402,070   $     758,689




     Reserve quantity information (unaudited) for the years ended June 30, (all located in the United States):


                                  Proved Developed Reserves

                                        1996                 1995                1994

                                  Oil        Gas       Oil       Gas       Oil        Gas
                                 (bbls)     (mcf)    (bbls)     (mcf)     (bbls)     (mcf)

Beginning of year                575,088   1,174,442 668,925  1,309,470   728,393   1,235,385
Revisions of previous estimates  165,551    (190,831)(22,276)       -      62,304     217,224
Purchases (sales) of minerals in
 place - net                      (1,231)    147,234  18,365        -     (37,369)     (9,420)
Discoveries                         -           -        -          -      24,470        -
Production                       (81,328)    (98,964)(89,926)  (135,028) (108,873)   (133,719)


End of year                      658,080   1,031,881 575,088  1,174,442   668,925   1,309,470




                            Proved  Undeveloped Reserves

                                      1996              1995               1994

                                  Oil      Gas     Oil      Gas     Oil      Gas
                                (bbls)    (mcf)   (bbls)   (mcf)   (bbls)   (mcf)

Beginning of year                  -        -       -        -       -        -
Revisions of previous estimates    -        -       -        -       -        -
Purchases (sales) of minerals in
 place                             -        -       -        -       -        -
Discoveries                        -        -       -        -       -        -
Production                         -        -       -        -       -        -


End of year                        -        -       -        -       -        -




   The above reserve information is based on estimates prepared by Allen & Crouch, independent petroleum engineers, from data including ownership interests, operating expenses, production information and current prices furnished to them by the Company. Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Revisions of previous year estimates can have a significant impact on these values. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

     The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by the SFAS 69 of the FASB. The future cash flows are based on estimates of oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at June 30, (unaudited):

                              1996            1995            1994

Future cash flows        $  11,878,297   $   9,500,916   $   9,024,284
Future production costs     (6,844,832)     (4,766,970)     (6,659,005)
Future development costs      (310,024)       (281,840)       (256,218)
Future income taxes           (194,972)       (174,388)       (316,359)

Future net cash flows        4,528,469       4,277,718       1,792,702
10% annual discount         (1,358,541)     (1,283,315)       (537,811)

   Discounted future net
     cash flows          $   3,169,928   $   2,994,403   $   1,254,891




     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended June 30, (unaudited):

                              1996            1995            1994

Sales, net of production
  costs                   $   (497,791)  $    (641,437)  $    (410,459)
Discoveries                        -              -             93,231
Purchases                      (67,728)        149,675            -
Revisions of previous
  quantity estimates         1,463,140        (181,548)        205,365
Net changes in prices and
  production costs          (1,039,089)      2,113,382      (2,151,606)
Accretion of discount          316,993         299,440         319,851


     Net changes          $    175,525   $   1,739,512   $  (1,943,618)




     Unaudited sales prices and costs are as follows:

                      1996      1995      1994

Sales price
  Oil (per bbl)    $   17.36 $   15.03 $   12.14
  Gas (per mcf)          .44       .73       .69
Production costs,
 including taxes
  Oil (per bbl)         8.99      6.88      8.33
  Gas (per mcf)          .90       .69       .83

9.    Statements of Cash Flows

     Reconciliation of Net Income (Loss) to Net Cash Provided By Operating
     Activities:

                                                       June 30

                                            1996          1995         1994

Net income (loss)                       $  (156,212)  $  143,898   $  (559,213)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
   Depreciation and depletion               361,581      308,851       425,658
   Sales of properties                      (14,635)    (469,526)     (160,223)
   Costs of properties disposed              21,611      266,205        61,572
   Investment revenue reinvested            (28,363)         -            -
   (Increase) Decrease In:
     Interest receivable                      5,138       (2,189)           51
     Accounts receivable                    (31,446)      76,473        62,511
     Prepaid maintenance                        948       (1,810)         -
   (Decrease) Increase In:
     Accounts payable and accrued
      expenses                              (17,606)     (15,213)        7,440
     Leases payable                            -           4,268          -
     Deferred compensation                    6,031        8,820         8,820
     Surrendered leases                     100,434      143,122       178,526

       Total adjustments                    403,693      319,001       584,355


       Net Cash Provided By
        Operating Activities            $   247,481   $  462,899   $    25,142




10.   Commitments and Contingencies

     As one of the conditions required for participation in the investment package discussed further in Note 13 to the financial statements, the Company has guaranteed its proportionate share of a line of credit with an Alabama commercial bank for the benefit of the mining company. The maximum amount of the line of credit is $200,000 and Tyrex's share of the potential liability is $14,000. There have been no borrowings to date against the line of credit by the mining company.

11.   Off-Balance Sheet Risk of Financial Instruments

     Interest bearing, time deposits are held by the Company in commercial banks in excess of the Federal Deposit Insurance Corporation's maximum limits. The excess deposits totaled $282,743 at June 30, 1996 and $88,395 at June 30, 1995.


12.   Long-Term Debt and Collateralized Assets

     The following is a summary of notes payable at June 30, 1996 and 1995:



                                                1996       1995

Note payable to Key Bank in monthly
 installments of $5,345 including interest
 at 9.625%, due November 11, 2000 secured
 by a mortgage security agreement on
 certain producing properties               $  197,108  $     -
Note payable to Key Bank, quarterly
 interest only payments, interest at
 9.375%, due December 31, 1995, unsecured         -        125,000
Note payable to Key Bank in monthly
 installments of $14,280 including interest
 at 8%, due May 1, 1998 secured by a
 mortgage security agreement on producing
 properties                                       -         38,205
   Less: Current maturities                    (43,107)   (163,205)


                                            $  154,001  $     -




     Following are the current maturities of long-term debt for each of the next five years:



       June 30,

         1997            $      43,107
         1998                   51,554
         1999                   56,741
         2000                   45,706


                         $     197,108



     The $125,000 note payable was refinanced as long-term debt in November,
     1995

13.   Prior Period Adjustment

     In 1992, the Company invested in a loan/lease agreement with a coal mining company located in Alabama. Prior to the end of the 1993-94 fiscal year, the investment form was changed to a limited partnership known as the Concord Coal Recovery Limited Partnership. This was done with the mutual consent of all investors but the Company did not change the classification of the investment and its accounting method at that time.

     The investment is now being accounted for by the Equity method and the June 30, 1994 balance sheet has been restated to reflect this change. The change resulted in a $3,600 decrease in the retained deficit at June 30, 1994

     The investment in the limited partnership was $89,109 at June 30, 1996 and $91,897 at June 30, 1995.

14.   Cash Equivalents

     During the years ended June 30, 1996 and 1995, the Company invested $1,440 and $31,029, respectively in a money market mutual fund redeemable at par value with Key Investments, Inc. The mutual fund has been included as a cash equivalent.


15.   Capital Lease

     During the fiscal year 1995, the Company entered into a capital lease for a copier which is recorded in the balance sheet under Other Equipment. Cost of the copier was $2,500 and accumulated depreciation at June 30, 1996 was $1,300.

     Future minimum lease payments under the capital lease as of June 30, 1996 for each of the next five years or less and in the aggregate are:

         Year ending June 30,                 Amount

                 1997                     $       1,809
                 1998                               677


Total minimum lease payments                      2,486
Less: amount representing maintenance
 fees                                              (861)

Present value of net minimum lease
 payment                                  $       1,625




                ------------------------------------------------
                    HOCKER, LOVELETT, HARGENS & YENNIE, PC.
                     --------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULES





The Stockholders and Board of Directors
Tyrex Oil Company

   In connection with our audit of the basic financial statements of Tyrex Oil Company, we have also audited Schedules V, and VI, contained herein, for the years ended June 30, 1994, 1995, and 1996, which support the financial statements.

 In our opinion, such supplementary schedules present fairly the data required to be set forth therein in conformity with generally accepted accounting principles.







                                     /s/Hocker, Lovelett, Hargens & Yennie, P.C.



Casper, Wyoming
August 28, 1996



                               TYREX OIL COMPANY
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

           COLUMN A              COLUMN B     COLUMN C     COLUMN D           COLUMN E

                                Balance at                                   Balance at
                                Beginning    Additions     Retire-             End of
        Classification          of Period     at Cost       ments              Period

Year ended June 30, 1994
 Oil & gas properties:
  Producing properties         $ 5,041,701  $   584,866  $ 1,075,114(B)(C)  $ 4,551,453
  Undeveloped properties           445,420      278,638      131,975(A)         592,083
 Equipment stored                    2,000         -           1,675                325
 Processing equipment               25,000         -          25,000               -
 Office furniture & equipment       70,811          709         -                71,520


    Totals                     $ 5,584,932  $   864,213  $ 1,233,764        $ 5,215,381



Year ended June 30, 1995
 Oil & gas properties:
  Producing properties         $ 4,551,453  $   152,037  $   417,536(C)     $ 4,285,954
  Undeveloped properties           592,083       60,448      102,519(A)         550,012
 Equipment stored                      325         -            -                   325
 Office furniture & equipment       71,520        6,952        6,214             72,258


    Totals                     $ 5,215,381  $   219,437  $   526,269        $ 4,908,549



Year ended June 30, 1996
 Oil & gas properties:
  Producing properties         $ 4,285,954  $    60,565  $    11,421(C)     $ 4,335,098
  Undeveloped properties           550,012        7,629      105,477(A)         452,164
 Equipment stored                      325         -             325               -
 Office furniture & equipment       72,258         -           2,177             70,081


    Totals                     $ 4,908,549  $    68,194  $   119,400        $ 4,857,343




  (A) Includes property abandonments of $126,160, $-0- and $-0- for the years ended June 30, 1994, 1995, and 1996, respectively.

  (B) Includes property abandonments of $283,156.

  (C) Includes property sold of $364,297, $417,536 and $11,300 for the years ended June 30, 1994, 1995 and 1996, respectively.



                               TYREX OIL COMPANY
              SCHEDULE VI - ACCUMULATED DEPRECIATION AND DEPLETION
               FOR THE YEARS ENDED JUNE 30, 1994, 1995, AND 1996

               COLUMN A                 COLUMN B     COLUMN C   COLUMN D        COLUMN E

                                                    Additions
                                         Balance    Charged to                   Balance
             Description                   at        Costs &     Retire-        at End of
                                        Beginning      Ex-        ments          Period
                                        of Period   penses(A)
Year ended June 30, 1994
 Oil & gas properties:
  Producing properties                $ 2,385,744 $    513,108 $  607,878      $2,290,974
  Undeveloped properties- allowance
    for impairment                           -           -           -               -
 Processing equipment                      13,000        4,800     17,800            -
 Office furniture & equipment, 3 to 7
  year life                                59,664        4,428       -             64,092


    Totals                            $ 2,458,408 $    522,336 $  625,678      $2,355,066



Year ended June 30, 1995
 Oil & gas properties:
  Producing properties                $ 2,290,974 $    295,010 $  142,526(B)   $2,443,458
  Producing properties - allowance for
   impairment                               -           40,603       -             40,603
 Office furniture & equipment, 3 to 7
  year life                                64,092        4,256      6,214          62,134


    Totals                            $ 2,355,066 $    339,869 $  148,740      $2,546,195



Year ended June 30, 1996
 Oil & gas properties:
  Producing properties                $ 2,443,458 $    357,415 $    8,572      $2,792,301
  Producing properties - allowance for
    impairment                             40,603         -          -             40,603
 Office furniture & equipment, 3 to 7
  year life                                62,134        4,166      2,163          64,137


    Totals                            $ 2,546,195 $    361,581 $   10,735      $2,897,041





  (A) Oil and gas properties are depreciated by the unit-of-production method. Other equipment is depreciated by the straight-line and accelerated methods.

  (B)     Properties sold.

     Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

     Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

     Notes to Financial Statements
     (a)(2)  Financial Statement Schedules.
            -------------------------------

     The following financial statement schedules are included in Part II, Item 8 of this Report:

     Schedule V  - Property and Equipment
     Schedule VI - Accumulated Depreciation and Depletion

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (a)(3)  Exhibits.
            ---------

     The following exhibits are filed herewith or have been filed pursuant to
     Item 601 of Regulation S-K:

Exhibit   Item 601 Document
Number    as Cross Reference       Form 10-K Exhibit                Location
- ------    ------------------       -----------------               ---------

 3.1           (3)            Articles of Incorporation, as Amended   (a)

 3.2           (3)            By-Laws                                 (a)

 4.1           (4)            Employees' Incentive Stock Option Plan  (a)

                              Employees' Non-Qualified Stock Option   (g)
                              Plan - September 4, 1991

11.1           (11)           Statement Regarding Per Share Earnings  (b)

86.10.1        (10)           Maynard Oil Company Purchase            (c)
                              Agreement, Buck Creek Field, Niobrara
                              County, Wyoming

88.10.1        (10)           Management and Marketing Agreement      (d)
                              - John P. Ellbogen, Ellbogen Company
                              and Apache Corporation

89.10.2        (10)           Assignments and Bill of Sale - Crook    (e)
                               and Campbell Counties - Mobil Oil
                               Corporation

89.10.10       (10)           Assignment and Bill of Sale - Amoco     (f)
                              Production Company - Antelope Madison
                              Unit

93.10.1        (10)           Purchase and Sale Agreement by and      (h)
                              among Marathon Oil Company and Tyrex
                              Oil Company dated February 1, 1993

93.10.2        (10)           Loan Documents - Key Bank of Wyoming    (h)
- -------------------
(a) These documents are previously filed documents incorporated herein by reference to the Company's Registration Statement on Form S-2 (No. 2-68269).
(b) The Company's statement regarding computation of per share earnings is contained in Note 1 to the financial statements in Part II, Item 8 of this Report.
(c)  Filed with Form 8-K dated September 30, 1986.
(d)  Filed with Form 8-K dated April 12, 1988.
(e)  Filed with Form 8-K dated September 27, 1989.
(f)  Filed with Form 8-K dated May 11, 1989.
(g)  Filed with Form 10-K for year ended June 30, 1991.
(h)  Filed with Form 8-K dated March 1, 1993.

     No other exhibits are required or necessary.

     (b)  Reports on Form 8-K.
          -------------------

          None.

     (c)  Exhibits.
          --------

          See (a)(3) above.

     (d)  Financial Statement Schedules.
          ------------------------------

          See (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TYREX OIL COMPANY


Date: September 27, 1996           By   /s/Tom N. Richardson
                                        --------------------
                                  Tom N. Richardson, President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 27, 1996                  /s/ John D. Traut
                                           -----------------
                              John D. Traut, Chairman of Board


Date:  September 27, 1996                /s/Tom N. Richardson
                                        ---------------------
                              Tom N. Richardson, President and
                              Chief Executive and Financial Officer
                              and Director


Date:  September 27, 1996               /s/William P. Gruman
                                        --------------------
                              William P. Gruman, Director


Date:  September 27, 1996               /s/Doris K. Backus
                                        ------------------
                              Doris K. Backus, Secretary/Treasurer
                              and Director


Date:  September 27, 1996               /s/Morris R. Massey
                                        -------------------
                              Morris R. Massey, Director