Form 10-Q
period 1996-09-30
TYREX OIL CO
filed 1996-11-15
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996              Commission File Number 09358

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                to
                                         --------------    --------------

                               TYREX OIL COMPANY
                     (Exact name of registrant as specified
                                in its charter)

           WYOMING                                          83-0245581
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


777 North Overland Trail, Suite 101, P.O. Box 2459
                  Casper, Wyoming                           82602
      (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code  307-234-4260

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

                                                            Yes  X     No
                                                               ------    -----

Capital stock, 10,960,091 shares having a par value of $.01 per share were outstanding as of November 12, 1996.

                               TYREX OIL COMPANY



                               TABLE OF CONTENTS




                                                                  Page Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

         Report of Independent Certified Public Accountants                i
         Condensed Balance Sheets, September 30, 1996
            (Unaudited) and June 30, 1996                                 ii
         Statements of Operations for the three months
            ended  September 30, 1996  and 1995 (Unaudited)              iii
         Condensed Statements of Cash Flows for the three
            months ended September 30, 1996 and  1995 (Unaudited)         iv
         Notes to Condensed Financial Statements
            (Unaudited)                                                    v

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of  Operations             vi


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                            vii

     Signatures                                                         viii

                                     PART I





                             FINANCIAL INFORMATION

                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                    ----------------------------------------

                          Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Tyrex Oil Company
Casper, Wyoming





The accompanying condensed balance sheet of Tyrex Oil Company as of September 30, 1996, and the related statements of operations, and condensed statements of cash flows for the three month periods ended September 30, 1996 and 1995, were not audited by us and, accordingly we do not express an opinion on them.
We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1996, and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated August 28, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1996, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                  /s/ Hocker, Lovelett, Hargens & Yennie, P.C.

Casper, Wyoming
November 12, 1996


                               TYREX OIL COMPANY                             ii
                            CONDENSED BALANCE SHEETS
                                                                        September      June 30,
                                                                           30,
                                                                           1996          1996

                                                                                       (See Note
                                                                       (Unaudited)       Below)

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $      775,989  $   478,195
  Certificates of deposit                                                   105,000      105,000
  Accounts receivable                                                       190,427      154,683
  Prepaid maintenance fees                                                      551          862
  Accrued interest receivable                                                 1,440          159

     Total                                                                1,073,407      738,899


OTHER ASSETS
  Investment                                                                 95,205       89,109
  Other                                                                       2,209        6,777

     Total                                                                   97,414       95,886

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties - using successful efforts method,
   net of accumulated depreciation and depletion                          1,609,245    1,994,961
   Less: impairment allowance                                               (40,603)     (40,603)

                                                                          1,568,642    1,954,358

Other equipment, net of accumulated depreciation                              4,780        5,944

     Total                                                                1,573,422    1,960,302


     Total                                                           $    2,744,243  $ 2,795,087



     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                   $       90,135  $    68,775
  Accrued expenses                                                           59,343       64,144
  Lease payable                                                               1,967        2,486
  Current portion of debt                                                    57,879       43,107

     Total                                                                  209,324      178,512

DEFERRED COMPENSATION                                                        34,528       32,491

LONG-TERM DEBT                                                               33,253      154,001

     Total                                                                  277,105      365,004


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value: authorized - 50,000,000 shares;
   issued and outstanding - 10,960,091 shares at September 30,
   1996 and June 30, 1996                                                   109,601      109,601
  Additional paid-in capital                                              5,396,910    5,396,910
  Retained (deficit)                                                     (3,033,386)  (3,070,441)

                                                                          2,473,125    2,436,070
  Less: Treasury stock, at cost, 45,000 shares at September 30, 1996
   and June 30, 1996                                                         (5,987)      (5,987)

     Total                                                                2,467,138    2,430,083


     Total                                                           $    2,744,243  $ 2,795,087



Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date and condensed.
See accompanying notes to condensed financial statements.

                                                                             iii
                               TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                       1996           1995

REVENUES
  Sales of oil and gas                             $   397,070    $   309,890
  Sales of properties                                  308,000              -
  Interest income                                        3,785          1,082
  Income from partnership                               24,364         13,741
  Sales of investments                                     377              -
  Other                                                 25,304         25,478

     Total                                             758,900        350,191

COSTS AND EXPENSES
  Production costs                                     208,824        149,610
  Production taxes                                      41,077         34,220
  Cost of properties sold                              302,100              -
  Cost of investments sold                               4,946              -
  Interest expense                                       4,714          4,767
  General and administrative                            71,982         78,668
  Depreciation and depletion                            73,648         72,454
  Exploration                                           14,554          5,380

     Total                                             721,845        345,099


INCOME BEFORE INCOME TAXES                              37,055          5,092

INCOME TAXES
  Current                                                    -              -
  Deferred                                                   -              -


NET INCOME                                         $    37,055    $     5,092



NET INCOME PER SHARE OF COMMON STOCK               $       .00    $       .00



DIVIDENDS PER SHARE OF COMMON STOCK                $         -    $         -



WEIGHTED AVERAGE SHARES OF COMMON
 STOCK OUTSTANDING                                  10,960,091     10,795,091





See accompanying notes to condensed financial statements.

                                                                                     iv

                               TYREX OIL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                              1996         1995

OPERATING ACTIVITIES:
  Net income                                              $    37,055  $      5,092
  Charges not requiring cash:
    Depreciation and depletion                                 73,648        72,454
    Abandoned properties                                       11,099             -
  (Gain) on sale of assets                                     (5,900)            -
  Loss on sale of investments                                   4,569             -
  Decrease (Increase) in operating assets:
    Prepaid maintenance fees                                      311           387
    Accrued interest receivable                                (1,281)        1,443
    Accounts receivable                                       (35,744)      (39,881)
    Other assets                                                    -           521
  Increase (Decrease) in operating liabilities:
    Accounts payable and accrued expenses                      16,559        60,147
    Deferred compensation                                       2,037           (80)

      Net cash provided by operating activities               102,353       100,083

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                          (68)         (344)
  Proceeds from sale of property and equipment                308,100             -
  Proceeds from sale of investments                               377             -
  Net revenue from investments                                 (6,473)       (2,204)

      Net cash provided by (used in) investing activities     301,936        (2,548)

FINANCING ACTIVITIES:
  Repayment of loan principal and leases                     (106,495)      (38,221)

      Net cash (used in) financing  activities               (106,495)      (38,221)


INCREASE IN CASH                                              297,794        59,314

CASH AND CASH EQUIVALENTS
  Beginning of period                                         478,195       330,381


  End of period                                           $   775,989  $    389,695





See accompanying notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended June 30, 1996, for a description of the accounting policies which have been continued without change. Also, refer to the notes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management Representation
     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

4.   Significant Event

     During the current quarter, the Company sold the Poison Creek Prospect on a contingent agreement. The Company received proceeds of $300,000 which were recorded as return of capital. The remaining basis of $198,000 will be retained as oil and gas property and equipment until final disposition of the agreement within one year. No gain or loss was recognized during the current quarter on said sale.

                               TYREX OIL COMPANY
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the three months ended September 30, 1996, the Company's working capital increased by $303,696. The increase is primarily the result of proceeds of $300,000 received on the sale of the Poison Creek Prospect. The Company is continuing to control expenses and did not acquire any material oil and gas properties during this three month period.

Management believes that the Company's liquidity is sufficient to meet future cash needs of operations. Management does not anticipate selling any material amounts of nonproducing properties strictly as a means of raising working capital.

RESULTS OF OPERATIONS
---------------------

Current Quarter Compared to Previous Quarter
--------------------------------------------

The Company had net income of $37,000 in the current quarter compared to a net loss of $22,000 in the fourth quarter of fiscal year 1995-1996. The increase in net income can be attributed to higher oil prices, lower exploration costs, and decreased depletion charges. During the fourth quarter of last fiscal year, the Company had a reserve study conducted by outside engineers, and thus the depletion calculation per barrel was decreased due to an increase in total reserves booked by the Company. During the current quarter, exploration costs also decreased by $10,000 because of fewer nonproducing leases expiring.

During the current quarter, the Company sold the Poison Creek Prospect on a contingent agreement. The Company received proceeds of $300,000 which were recorded as return of capital. The remaining basis of $198,000 will be retained as oil and gas property and equipment until final disposition of the agreement within one year. No gain or loss was recognized during the current quarter on said sale. The Company sold two small leases at a net gain of $5,900 during the current quarter compared to no sales during the previous quarter.

Current Quarter Compared to Corresponding Quarter
-------------------------------------------------

Sales of oil and gas increased by $88,000 to $397,070, a 28% increase when compared to $309,890 for the same period one year ago. Net income also increased by $32,000 over the corresponding quarter of last year. The increases are primarily due to higher oil prices.

Production costs increased by $59,214 over the corresponding quarter because of the successful workovers of the State 42-16 well and the Peterson "G" well. Production taxes also increased by $6,857 due to increased oil and gas revenues. Exploration costs were $9,000 higher because more nonproducing leases expired in the quarter.

General and administrative costs were $6,700 lower in the current quarter compared to the same period one year ago due to cost containment measures previously implemented by the Company.

                                    PART II


                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

       A Form 8-K was filed on September 27, 1996 regarding the sale of the Poison Creek Prospect.

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



Date: 11/14/96