Form 10-Q
period 1996-12-31
TYREX OIL CO
filed 1997-02-13
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ----------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996            Commission File Number 09358

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                  to
                                        -------------     -----------
                               TYREX OIL COMPANY
                     (Exact name of registrant as specified
                                in its charter)
           WYOMING                                           83-0245581
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


777 North Overland Trail, Suite 101, P.O. Box 2459
               Casper, Wyoming                               82602
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code  307-234-4260

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

                                                 Yes     X     No
                                                    ----------    ----------

Capital stock, 10,960,091 shares having a par value of $.01 per share were outstanding as of February 3, 1997.

                               TYREX OIL COMPANY

                               TABLE OF CONTENTS




                                                                    Page Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

         Condensed Balance Sheets, December 31, 1996
            (Unaudited) and June 30, 1996                                 i
         Statements of Operations for the three months and six months
            ended  December 31, 1996 and 1995 (Unaudited)                ii
         Condensed Statements of Cash Flows for the six
            months ended December 31, 1996 and 1995 (Unaudited)         iii
         Notes to Condensed Financial Statements
            (Unaudited)                                                  iv

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of  Operations             v


PART II. OTHER INFORMATION

     Item 4. Submission of matters to a vote of security holders         vi

     Item 6. Exhibits and Reports on Form 8-K                            vi

     Signatures                                                         vii

                                     PART I





                             FINANCIAL INFORMATION

                                                                               i
                               TYREX OIL COMPANY
                            CONDENSED BALANCE SHEETS
                                                                                   December 31,            June 30,
                                                                                       1996                  1996
                                                                                                          (See Note
                                                                                   (Unaudited)              Below)


     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $         951,936     $         478,195
  Certificates of deposit                                                                 105,000               105,000
  Accounts receivable                                                                     164,263               154,683
  Prepaid maintenance fees                                                                    262                   862
  Accrued interest receivable                                                                 290                   159
     Total                                                                              1,221,751               738,899

OTHER ASSETS
  Investment                                                                               81,642                89,109
  Other                                                                                       489                 6,777
     Total                                                                                 82,131                95,886

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties - using successful efforts method,
   net of accumulated depreciation and depletion                                        1,463,296             1,994,961
   Less: impairment allowance                                                             (40,603)              (40,603)
                                                                                        1,422,693             1,954,358

Other equipment, net of accumulated depreciation                                            4,076                 5,944
     Total                                                                              1,426,769             1,960,302

     Total                                                                      $       2,730,651     $       2,795,087


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $          28,032     $          68,775
  Accrued expenses                                                                         59,318                64,144
  Lease payable                                                                             1,470                 2,486
  Current portion of debt                                                                       -                43,107
     Total                                                                                 88,820               178,512

DEFERRED COMPENSATION                                                                      36,565                32,491

LONG-TERM DEBT                                                                                  -               154,001
     Total                                                                                125,385               365,004

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value: authorized - 50,000,000 shares;
   issued and outstanding - 10,960,091 shares at December 31,
   1996 and June 30, 1996                                                                 109,601               109,601
  Additional paid-in capital                                                            5,396,910             5,396,910
  Retained (deficit)                                                                   (2,895,258)           (3,070,441)
                                                                                        2,611,253             2,436,070
  Less: Treasury stock, at cost, 45,000 shares at December 31, 1996
   and June 30, 1996                                                                       (5,987)               (5,987)
     Total                                                                              2,605,266             2,430,083

     Total                                                                      $       2,730,651     $       2,795,087



Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date and condensed.
See accompanying notes to condensed financial statements.


                                                                              ii
                               TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        For the three months                    For the six months
                                                         ended December 31,                     ended December 31,
                                                       1996                1995                1996                1995

REVENUES
  Sales of oil and gas                           $       429,636     $       309,650     $       826,706     $       619,540
  Sales of properties                                     71,200               5,141             379,200               5,141
  Interest income                                          9,116               1,126              12,901               2,208
  Income from partnership                                 (6,834)              6,107              17,530              19,848
  Sales of investments                                         -                   -                 377                   -
  Other                                                   21,945              28,553              47,249              54,031
     Total                                               525,063             350,577           1,283,963             700,768

COSTS AND EXPENSES
  Production costs                                       112,390             163,228             321,214             312,838
  Production taxes                                        47,976              32,752              89,053              66,972
  Cost of properties sold                                 67,119               6,010             369,219               6,010
  Cost of investments sold                                 1,720                   -               6,666                   -
  Interest expense                                         1,651               4,774               6,365               9,541
  General and administrative                              75,349              93,816             147,331             172,484
  Depreciation and depletion                              68,371              53,671             142,019             126,125
  Exploration                                             12,359              38,190              26,913              43,570
     Total                                               386,935             392,441           1,108,780             737,540

INCOME (LOSS) BEFORE INCOME
  TAXES                                                  138,128             (41,864)            175,183             (36,772)

INCOME TAXES
  Current                                                      -                   -                   -                   -
  Deferred                                                     -                   -                   -                   -
                                                               -                   -                   -                   -

NET INCOME (LOSS)                                $       138,128     $       (41,864)    $       175,183     $       (36,772)

DIVIDENDS PER SHARE OF COMMON
  STOCK                                          $           .00     $           .00     $           .00     $           .00

NET INCOME (LOSS)PER SHARE OF
  COMMON STOCK                                   $           .01     $           .00     $           .02     $           .00

WEIGHTED AVERAGE SHARES
  OF COMMON STOCK OUTSTANDING                         10,960,091          10,836,341          10,960,091          10,836,341



See accompanying notes to condensed financial statements.



                               TYREX OIL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                                                                                    1996                  1995
OPERATING ACTIVITIES:
  Net income (loss)                                                          $          175,183     $        (36,772)
  Charges not requiring cash:
    Depreciation and depletion                                                          142,019              126,125
    Abandoned properties                                                                 22,363               32,805
    (Gain) Loss on sale of assets                                                        (9,981)                 869
    Loss on sale of investments                                                           6,288                    -
  Decrease (Increase) in operating assets:
    Accounts receivable                                                                  (9,580)             (95,080)
    Prepaid maintenance fees                                                                600                  580
    Accrued interest receivable                                                            (131)               2,675
    Other assets                                                                              -                  521
  (Decrease) Increase in operating liabilities:
    Accounts payable and accrued expenses                                               (45,569)               3,954
    Deferred compensation                                                                 4,074                1,957
      Net cash provided by operating activities                                         285,266               37,634

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                                    (68)             (64,467)
  Proceeds from sale of property and equipment                                          379,200                5,141
  Proceeds from sale of investments                                                         377                    -
  Net revenue from investments                                                            7,090                 (619)
      Net cash provided by (used in) investing activities                               386,599              (59,945)

FINANCING ACTIVITIES:
  Issuance of stock bonuses                                                                   -               12,891
  Proceeds of borrowings                                                                      -              250,000
  Repayment of loan principal and leases                                               (198,124)            (170,866)
      Net cash provided by (used in) financing  activities                             (198,124)              92,025

INCREASE IN CASH                                                                        473,741               69,714

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                   478,195              330,381

  End of period                                                              $          951,936     $        400,095




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

3.   Interim Results of Operations

     The results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results for the full year.

4.   Subsequent Event

     The Company has accepted an offer to sell substantially all of its producing oil and gas properties to an unaffiliated third party for $1.8 million effective as of January 1, 1997. The sale is subject to the execution of a definitive agreement along with approval of Tyrex shareholders.

                               TYREX OIL COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996, the Company's working capital increased by $572,500. The increase is primarily the result of proceeds of $300,000 received on the sale of the Poison Creek Prospect and $70,000 on the sale of the Fuller Reservoir Properties and the increase from net income of $175,000. Revenue from oil and gas sales has shown a positive increase and the Company is continuing to control expenses.

Management believes that the Company's liquidity is sufficient to meet future cash needs of operations. The Company has accepted an offer to sell substantially all of its producing oil and gas properties for $1.8 million effective as of January 1, 1997. The Company has not disclosed plans for the use of the proceeds from the sale.

 RESULTS OF OPERATIONS

  Current Year-To-Date Compared to Corresponding Year-To-Date
  -----------------------------------------------------------
The Company had net income of $175,000 in the current period compared to a net loss of $37,000 in the previous period. The increase in net income can be attributed to higher oil prices, lower exploration costs, and decreased per barrel depletion charges. In addition, production for the six months ended December 31, 1996 was approximately 2,000 BOE higher than in the corresponding period in 1995. During the current period, the Company also recognized a $10,000 profit on the sale of two producing properties. Exploration costs were lower due to fewer nonproducing leases expiring and decreased costs for annual delay rentals as a result of properties expiring in the previous year.

General and administrative costs were $25,000 lower during the current period due to cost containment measures by the Company. Salaries, office expenses and office rent were all lower as the Company concentrated efforts on controlling and reducing expenses.

 Current Quarter Compared to Corresponding Quarter
 -------------------------------------------------
Sales of oil and gas increased by approximately $120,000 when compared to the same period one year ago. Again, this increase can be primarily attributed to higher oil prices and some increased production. Income from the coal partnership was significantly lower due to the curtailed production at the plant.

Overall costs and expenses decreased when compared to the same period in the prior year. Exploration costs decreased by $26,000 due to fewer expiring nonproducing leases. General and administrative costs declined by 20% due to cost containment measures previously implemented by the Company.

 Current Quarter Compared to Previous Quarter
 --------------------------------------------
The Company had net income of $138,000 for the current quarter compared to net income of $37,000 for the previous quarter. In addition to increased oil and gas sales, production costs were significantly lower during the current quarter.

Interest expense was lower during the current quarter as the Company used available cash resources to pay off existing notes payable. The Company recognized $31,000 less in Coal Partnership income during the current quarter due to lower production at the Coal plant.

                                                                              vi
                                    PART II


                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the annual stockholders' meeting on December 5, 1996 the following directors were elected:

                                 John D. Traut
                               William P. Gruman
                                Doris K. Backus
                               Tom N. Richardson
                                Morris R. Massey

Hocker, Lovelett, Hargens & Skogen, P.C. was ratified as auditor for the year ending June 30, 1997.

Subsequent to the annual stockholders' meeting, a special meeting of the Board of Directors was held on December 5, 1996. Tom N. Richardson was elected President and Chief Executive and Financial Officer, and Mr. John D. Traut was elected Chairman of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A Form 8-K was not required to be filed in the period covered by this report.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TYREX OIL COMPANY
                                               (Registrant)


                                         /s/   Tom N. Richardson
                                              Tom N. Richardson
                                           President and Principal
                                              Financial Officer

Date:   February 13, 1997