Form 10-Q
period 1997-03-31
TYREX OIL CO
filed 1997-05-15
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                   Commission File Number 09358

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
                                                       Yes    X     No
                                                           --------    -----

Capital stock, 10,960,091 shares having a par value of $.01 per share were outstanding as of May 7, 1997.

                               TYREX OIL COMPANY

                               TABLE OF CONTENTS



                                                                   Page Number
                                                                      ------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

     Condensed Balance Sheets, March 31, 1997 (Unaudited)
       and June 30, 1996                                                i
     Statements of Operations for the three months and nine months
       ended  March 31, 1997 and 1996 (Unaudited)                      ii
     Condensed Statements of Cash Flows for the nine
       months ended March 31, 1997 and 1996 (Unaudited)               iii
     Notes to Condensed Financial Statements (Unaudited)               iv

     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of  Operations                    v-vi


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                          vii

     Signatures                                                       viii

                                     PART I





                             FINANCIAL INFORMATION

                                                                               i
                               TYREX OIL COMPANY
                            CONDENSED BALANCE SHEETS
                                                                       March 31,      June 30,
                                                                         1997           1996

                                                                                      (See Note
                                                                      (Unaudited)      Below)

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $  1,702,658   $    478,195
  Certificates of deposit                                                 105,000        105,000
  Accounts receivable                                                     140,842        154,683
  Prepaid maintenance fees                                                      -            862
  Accrued interest receivable                                                 105            159
     Total                                                              1,948,605        738,899

OTHER ASSETS
  Investment                                                                    -         89,109
  Other                                                                       359          6,777
     Total                                                                    359         95,886

PROPERTY AND EQUIPMENT, at cost
  Oil and gas properties - using successful efforts method,
   net of accumulated depreciation and depletion                        1,116,430      1,994,961
   Less: impairment allowance                                             (40,603)       (40,603)
                                                                        1,075,827      1,954,358

Other equipment, net of accumulated depreciation                            3,369          5,944
     Total                                                              1,079,196      1,960,302

     Total                                                           $  3,028,160   $  2,795,087

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                   $     51,474   $     68,775
  Accrued expenses                                                         56,398         64,144
  Lease payable                                                               944          2,486
  Deposit payable                                                         180,325              -
  Current portion of debt                                                       -         43,107
     Total                                                                289,141        178,512

DEFERRED COMPENSATION                                                      38,602         32,491

LONG-TERM DEBT                                                                  -        154,001
     Total                                                                327,743        365,004

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value: authorized - 50,000,000 shares;
   issued and outstanding - 10,960,091 shares at March 31, 1997
   and June 30, 1996                                                      109,601        109,601
  Additional paid-in capital                                            5,396,910      5,396,910
  Retained (deficit)                                                   (2,800,107)    (3,070,441)
                                                                        2,706,404      2,436,070
  Less: Treasury stock, at cost, 45,000 shares at March 31, 1997
   and June 30, 1996                                                       (5,987)        (5,987)
     Total                                                              2,700,417      2,430,083

     Total                                                           $  3,028,160   $  2,795,087


Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date and condensed.
See accompanying notes to condensed financial statements.

                                                                              ii
                               TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   For the three months        For the nine months
                                      ended March 31,            ended March 31,
                                     1997          1996          1997          1996

REVENUES
  Sales of oil and gas           $   375,463   $   316,443   $ 1,202,169   $   935,983
  Sales of properties                280,917             -       660,117         5,141
  Interest income                     13,661         1,308        26,562         3,516
  Income from partnership                  -        (8,319)       17,530        11,529
  Sales of investments               100,000             -       100,377             -
  Other                               22,069        19,666        69,318        73,697
     Total                           792,110       329,098     2,076,073     1,029,866

COSTS AND EXPENSES
  Production costs                   150,217       184,634       471,431       497,472
  Production taxes                    40,810        27,517       129,863        94,489
  Cost of properties sold            272,369             -       641,588         6,010
  Cost of investments sold            81,771             -        88,437             -
  Interest expense                         -         5,451         6,365        14,992
  General and administrative          75,788        71,486       223,119       243,970
  Depreciation and depletion          58,330        82,434       200,349       208,559
  Exploration                         17,675        55,038        44,588        98,608
     Total                           696,960       426,560     1,805,740     1,164,100

INCOME (LOSS) BEFORE INCOME
  TAXES                               95,150       (97,462)      270,333      (134,234)

INCOME TAXES
  Current                                  -             -             -             -
  Deferred                                 -             -             -             -
                                           -             -             -             -

NET INCOME (LOSS)                $    95,150   $   (97,462)  $   270,333   $  (134,234)

DIVIDENDS PER SHARE OF COMMON
  STOCK                          $         -   $         -   $         -   $         -

NET INCOME (LOSS)PER SHARE OF
  COMMON STOCK                   $       .01   $      (.01)  $       .02   $      (.01)

WEIGHTED AVERAGE SHARES
  OF COMMON STOCK OUTSTANDING     10,960,091    10,960,091    10,960,091    10,877,291


See accompanying notes to condensed financial statements.


                               TYREX OIL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                                                  1997           1996

OPERATING ACTIVITIES:
  Net income (loss)                                          $     270,334   $  (134,234)
  Charges not requiring cash:
    Depreciation and depletion                                     200,349       208,559
    Abandoned properties                                            38,776        78,853
    (Gain) Loss on sale of assets                                  (18,873)          869
    (Gain) on sale of investments                                  (11,940)            -
  Decrease (Increase) in operating assets:
    Accounts receivable                                             13,841       (51,033)
    Prepaid maintenance fees                                           862           864
    Accrued interest receivable                                         54         3,947
    Other assets                                                         -           521
  (Decrease) Increase in operating liabilities:
    Accounts payable and accrued expenses                          (25,047)       (2,051)
    Deferred compensation                                            6,111         3,994
      Net cash provided by operating activities                    474,467       110,289

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                               (68)      (66,168)
  Deposit received                                                 180,325             -
  Proceeds from sale of property and equipment                     660,922         5,141
  Proceeds from sale of investments                                100,377             -
  Net revenue from investments                                       7,090        10,007
      Net cash provided by (used in) investing activities          948,646       (51,020)

FINANCING ACTIVITIES:
  Issuance of stock bonuses                                              -        12,891
  Purchase of treasury stock                                             -        (2,635)
  Proceeds of borrowings                                                 -       250,000
  Repayment of loan principal and leases                          (198,650)     (181,943)
      Net cash provided by (used in) financing activities         (198,650)       78,313

INCREASE IN CASH                                                 1,224,463       137,582

CASH AND CASH EQUIVALENTS
  Beginning of period                                              478,195       330,381

  End of period                                              $   1,702,658   $   467,963



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

3.   Interim Results of Operations

     The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

4.   Subsequent Event

     The Company has accepted an offer to sell its producing oil and gas properties for $1.8 million effective as of January 1, 1997. The sale is subject to the execution of a definitive agreement. The Company has received a deposit of $180,325 on the pending sale.

     If the sale closes as anticipated, the Company will not have any significant income from oil and gas sales in future quarters. Furthermore, if completed with the effective date January 1, 1997, the financial statements subsequent to this date will reflect the transfer of oil and gas revenue and expenses, currently being reflected by the Company in the Statement of Operations, to the buyer.

                               TYREX OIL COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended March 31, 1997, the Company's working capital increased by $1,099,077. In addition to the working capital provided as a result of net income of $270,000, the increase can be attributed to the proceeds received on the sale of various producing and nonproducing properties. Revenue from oil and gas sales has shown a positive increase and the Company is continuing to control expenses.

Management believes that the Company's liquidity is sufficient to meet future cash needs of operations. The Company has conditionally accepted an offer to sell its producing oil and gas properties for an additional $1.8 million. The cash balance includes a deposit of $180,000 on the sale of these properties. If the sale closes as anticipated, the Company will not have any significant income from oil and gas sales in future quarters. Furthermore, if completed with the effective date January 1, 1997, the financial statements subsequent to this date will reflect the transfer of oil and gas revenue and expenses, currently being reflected by the Company in the Statement of Operations, to the buyer.


RESULTS OF OPERATIONS
---------------------

Current Year-To-Date Compared to Corresponding Year-To-Date
-----------------------------------------------------------
The Company had net income of $270,000 in the current period compared to a net loss of $134,000 in the previous period. The increase in net income can be attributed to higher oil prices and the gains resulting on the sales of oil and gas properties and investments. The increase can also be attributed to lower expenses as a result of fewer expiring nonproducing leases, lower exploration costs, fewer delay rental payments, and a decreased per barrel depletion charge.

General and administrative costs were $20,000 lower during the current period due to cost containment measures by the Company. Interest expense was $8,600 lower and interest income $23,000 higher due to the Company's improved cash position.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------
Sales of oil and gas increased by approximately $59,000 compared to the same period one year ago. Again, this increase can be primarily attributed to higher oil prices of approximately $3 per barrel. Production taxes increased approximately 48% to coincide with the increase in sales revenue. Production costs and depletion expense were lower as a result of declining production. Exploration costs were lower by $37,000 due to fewer expiring nonproducing leases.

During the current quarter, the Company sold several marginal oil and gas properties and the coal property for a net gain of $8,500. The Company had no such sales during the same quarter one year ago.

General and administrative costs during the current quarter increased by 6% primarily due to an increase in shareholder relations costs. The Company continues to employ cost containment measures.

                                                                              vi
                                TYREX OIL COMPANY
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

Current Quarter Compared to Previous Quarter
--------------------------------------------
The Company had net income of $95,000 for the current quarter compared to net income of $138,000 for the previous quarter. Oil prices declined by $2 per barrel and production decreased due to severe winter operating conditions. The Company sold additional oil and gas properties during the current quarter for a net gain of $8,500 compared to the gain of $4,000 in the previous quarter. Depreciation and depletion expense decreased by 15% also due to the decline in production.

During the current quarter, the Company sold the coal partnership investment for a net profit of $18,000 which had incurred a loss of $6,800 during the previous quarter. Interest income increased by $4,000 and interest expense decreased by $1,600 during the current quarter compared to the previous quarter again due to the Company's improved cash position. Other general and administrative costs remained fairly stable.

                                    PART II


                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A Form 8-K was not filed in the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            TYREX OIL COMPANY
                                               (Registrant)


                                            /s/   Tom N. Richardson
                                            -----------------------
                                              Tom N. Richardson
                                            President and Principal
                                              Financial Officer



Date:  May 14, 1997
      -------------