Form 10-K
period 1997-06-30
TYREX OIL CO
filed 1997-10-14
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended  June 30, 1997

                                       OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
For the transition period from                  to
                              -----------------   ------------------------------

Commission file number: 0-9358

                               TYREX OIL COMPANY
           ~~(Exact~Name~of~Registrant~as~specified~in~its~charter)~

          Wyoming                                    83-0245581
~(State~or~other~jurisdiction                   (I.R.S.~Employer
~o~f~incorporation~or~organization)             Identification~No.)~
~
~Suite 101, 777 North Overland Trail
P.O. Box 2459
Casper, Wyoming                                       82601~
~~(Address~of~principal~executive~offices)          ~(Zip~Code)~

~Registrant's~telephone~number,~including~area~code:~(307)234-4260

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, $.01 par value per share
                               ~(Title~of~class)~

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X       No
                                     ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 30, 1997, 39,293,424 shares of the Registrant's $.01 par value common stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates (10,126,691 shares) of the Registrant as of September 30, 1997 was approximately $1,722,000. (Based upon multiplying the mean ($.17) of the closing bid and asked prices of the common stock of the Registrant on the NASDAQ system as of September 30, 1997 times the number of shares held by nonaffiliates.)

Documents Incorporated by Reference:  None

This report consists of 94 sequentially numbered pages; the Exhibit Index appears on page 15 .

                                     PART I
ITEM 1.  BUSINESS.

~Business~Development~
During the fiscal year ended June 30, 1997, Tyrex Oil Company (Tyrex) merged with Kimbrough Computer Sales, Inc. dba 3Si, Inc. (3Si) and sold all of its oil and gas properties in accordance with Tyrex's planned strategy to divest itself of its oil and gas operations and enter into a new business opportunity. Tyrex acquired 3Si effective May 28, 1997 and completed the sale of its oil and gas properties on May 30, 1997. As such, the primary financial statements included in this Form 10-K are those of 3Si. (There are supplemental financial statements for the operations of Tyrex up to and through May 28, 1997, the date of the acquisition, included elsewhere herein.)

On May 28, 1997 Tyrex acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the now outstanding common stock of Tyrex being issued to the 3Si stockholders. The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the years ended December 31, 1996 and 1995 include the results of operations for 3Si only.
3SI, INC. OVERVIEW
3Si (Solution, System and Service Integration) has provided comprehensive computer hardware and software solutions for over 17 years to clients throughout the continent. Founded in 1979, as Kimbrough Computer Sales, Inc., 3Si offers a wide array of systems integration services, including Internet security and business needs assessments, hardware sales, maintenance and support, and technical consulting, training and education. Larry Valdez, Fred Slack and Frank Backes, all formerly with Digital Equipment Company, bought 3Si from its original owners in August, 1993. Since 1993, 3Si has grown from sales of approximately $9 million and 27 employees to sales of $19 million and 125 employees in 1996.

3Si (the Company) is headquartered in Denver, Colorado and has sales offices in Colorado Springs, Colorado; Albuquerque, New Mexico; St. Louis, Missouri, and, Raleigh, North Carolina. The Raleigh office directly supports 3Si's technical consulting contract with the U.S. Postal Service while the Albuquerque office directly supports 3Si's Equipment and Services Schedule Contract (ESS Contract) with the State of New Mexico.

Within its systems integrator framework, 3Si in July 1996 introduced a group of professionals who focus entirely on providing Internet security assessments and solutions to its customers. This group, lead by Frank Backes who has extensive experience in providing network security to the U.S. Government and is a recognized expert in the field of Internet security, currently performs Internet security assessments for 3Si's customers. The assessment process involves determining the client's computer and connectivity environment, defining the client's objectives for security in accessing the Internet, and finally, developing the proper hardware/software/configuration solution to solve the client's needs. In communicating the solution to the client, the assessment uses easy to understand pictorial depictions of the client's existing and needed environment. The Company believes its assessment methodology is copyrightable and plans to file for copyright protection in the near future. With the startup of the Internet security business, the Company has entered into various strategic agreements with companies such as Netcom, J.D. Edwards, JDL, and IBM to directly provide Internet security assessment methodology to those companies and their customers.

~The~Microcomputer~Products~Industry~
The microcomputer products industry is one characterized by significant change. Rapid advances in computer technology have enabled manufacturers to offer substantially improved microcomputer products, with new and easier to use software applications. As a result of the improved technology and the improvements made in ease of use of the applications of this technology, the number of consumer and small business users of microcomputer products has increased substantially in recent years. Another significant factor in the increased usage of these products is the reduction in price of microcomputer hardware.

These trends have also resulted in rapid growth in the microcomputer reseller industry. In addition to sales by traditional microcomputer retailers, microcomputers and related products are now sold by mass merchandisers, hard good specialty retailers, national mail order houses, general office equipment retailers and superstore-type microcomputer retailers. The decline in prices for microcomputer hardware products offered to the end user and the increased competition of the microcomputer reseller industry has created extreme price pressures for microcomputer resellers.

As a result, the Company views the microcomputer reseller industry as evolving and changing rapidly, with ongoing consolidation and realignment. The Company believes that this presents opportunities, as well as challenges. The Company believes that the market for microcomputer products and services will continue to grow. The Company's belief in this trend is based upon its experience with its own customers as well as general industry studies.

~Competition~
The Company competes with numerous other companies offering many of the same services. Competition is based upon factors such as the existence of personal relationships with clients, price, service and reputation. Some of the Company's competitors are larger, have greater resources and are more established than the Company, especially as systems integrators and computer resellers. The Company is not able at this time to accurately evaluate its competitive position in the industry. There is no assurance that the Company will be able to compete successfully in the future.

~USPS~Contract~
In April 1996, 3Si entered into a sub-contract agreement to provide information systems support to the U.S. Postal Service. Revenues for the six months ended June 30, 1997 were approximately $2.0 million which constituted greater than 10% of the total revenues of the Company for the period. The Company estimates continuing revenue from this sub-contract agreement to be approximately $3 million per year for the next three years ending March 31, 2001, (which includes anticipated renewals). While the Company does not anticipate early termination of the sub-contract, or not obtaining the annual renewals when due pursuant to the sub-contract, loss of the contract would have a materially adverse impact on the Company.

~SEASONALITY~
The Company experiences a seasonal peak during the fourth calendar quarter during which over 30% of 3Si's annual sales typically will occur.
~
~PERSONNEL~
At June 30, 1997, the Company had 128 employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.
3Si currently rents its headquarters in Englewood, Colorado in a stand-alone office building of approximately 16,000 sq. ft. pursuant to a 6-year operating lease expiring in 2001. 3si also maintains sales offices in Colorado Springs, Colorado (leased, month-to-month), Albuquerque, New Mexico (leased, expiring November 1998), St. Louis (maintained by an independent sales representative) and Raleigh, North Carolina (subleased month-to-month). the company believes its has adequate facilities for the present level of business and does not anticipate significant acquisitions of property, or facilities during the remainder of 1997.

ITEM 3.     LEGAL PROCEEDINGS.
None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

~Market~Information~
The following table shows the high and low bid prices of the Common Stock of Tyrex for each calendar quarter for the periods indicated. Such quotations represent prices between dealers and do not include retail markup, markdown or commissions; hence, they may not represent actual transactions.

                                                    Low         High
                                                    ---         ----
   Fiscal 1996
      September 30, 1995                            $.09        $.25
      December 31, 1995                              .09         .19
      March 31, 1996                                 .13         .22
      June 30, 1996                                  .16         .25

   Fiscal 1997
      September 30, 1996                            $.16        $.25
      December 31, 1996                              .16         .28
      March 31, 1997                                 .19         .28
      June 30, 1997                                  .19         .31

Tyrex was advised on June 12, 1997 that the NASDAQ Stock Market would delist its shares from the SmallCap Market. The Company has appealed such delisting and is awaiting a decision from a NASDAQ review panel. If the decision is affirmed, it may not be possible to obtain a new listing since the Company does not meet certain NASDAQ qualification requirements as to net assets and share price. Therefore, the Company's common stock may be quoted on the electronic bulletin board, symbol "TYRX".

At September 30, 1997, there were approximately 1,900 holders of record of Tyrex's common stock.

~Dividends~
No cash dividends have been paid on Tyrex's common stock and it does not anticipate paying any cash dividends on common stock in the foreseeable future. However, Tyrex intends to conduct a self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si acquisition) at a price of $0.30 per share. The offer will be made pursuant to a Statement to be filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. It is anticipated that the offer will commence in October 1997.

ITEM 6.SELECTED FINANCIAL DATA
On May 28, 1997 Tyrex acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the now outstanding common stock of Tyrex being issued to the 3Si stockholders. The financial information for the period ended June 30, 1997 contains the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial information for the years prior to January 1, 1997 include the results of operations for 3Si only.

                              Six Months Year Ended Year Ended Year Ended Year Ended
                              Ended June  December   December   December   December
                               30, 1997   31, 1996   31, 1995   31, 1994   31, 1993
                                                                          (Unaudited)
Net sales                      $9,976,536$19,007,245$21,774,221$17,503,876 $9,574,211

Income(loss) from operations    (190,063)      3,590  (109,477)    349,322     35,537

Net income (loss) from
continuing operations           (275,198)  (195,315)  (177,977)    366,846     52,947

Discontinued operations           200,793          -          -          -          -

Net income (loss)                (74,405)  (195,315)  (177,977)    366,846     52,947

Per Common Share:
From continuing operations          (.04)      (651)      (593)      1,223        176

From discontinued operations          .03          -          -          -          -

Net income (loss) per common
share                               (.01)      (651)      (593)      1,223        176

At year end:
Total assets                    7,263,823  5,349,586  5,221,723  3,123,711  3,084,682
Long-term obligations              64,502     76,060     99,496          -          -
Working capital(deficit)        1,767,402  (168,223)    166,922    721,944    550,078
Stockholders' equity            2,708,572    142,966    433,893    826,425    596,904

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
~Financial~Condition~
With the merger of Tyrex and 3Si, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next 12 months. As of June 30, 1997, the Company had working capital of approximately $1,767,000.

As of September 30, 1997, the Company had replaced its note payable with a bank with an accounts receivable line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $2 million based on 85% of the Company's eligible accounts receivable balance computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company.

The Company also anticipates undertaking either a private or public offering to raise new equity capital in the near future. Although no such arrangement exists currently, any issuance of additional securities may have a dilutive effect to the existing shareholders of the Company. There is also no assurance that the Company will be able to raise additional equity capital that it may require to fully implement its business plan.

~RESULTS~OF~OPERATIONS~
~SIX~MONTHS~ENDED~JUNE~30,~1997~COMPARED~TO~SIX~MONTHS~ENDED~JUNE~30,~1996~
~OVERVIEW~
The statements of operations and cash flows for the six months ended June 30, 1997, include the results of operations and cash flows for 3Si for the six months ended June 30, 1997 and the 33 days from May 28, 1997 (the date of the acquisition) to June 30, 1997 for Tyrex. Due to the nature of Tyrex's operations during the 33 days ended June 30, 1997 (i.e. completing the sales of its oil and gas properties and discontinuing its oil and gas operations) the results of Tyrex's operations are disclosed as "discontinued operations".

Tyrex realized a gain on its final disposition of oil and gas properties of $536,700 in the 33 day period ended June 30, 1997. Included in Tyrex's gain from discontinued operations for the 33 day period ended June 30, 1997 were costs attributable to the acquisition of approximately $190,000 and severance costs relating to Tyrex's remaining employees of approximately $117,000 including accrued payroll taxes. As of June 30, 1997, Tyrex had three full-time employees. No discontinued operations are included in the December 31, 1996 and 1995 financial statements which reflect only the operations of 3Si.

3Si realized a net loss from continuing operations of $275,198 during the six months ended June 30, 1997. This loss is attributable primarily to 3Si's continued investment in its Internet security startup business and reduced hardware sales. The Internet security division lost $150,180 during the first six months of 1997, attributable to its startup nature whereby revenues generated by the Internet security division did not yet cover expenses.

~Comparative~Analysis~
Sales were approximately $9,977,000 during the six months ended June 30, 1997. Total sales were up from the same period in the previous year by approximately $1,255,000 or 14.4%. This change is primarily the result of the United States Postal Service ("USPS") sub-contract which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the first six months of 1997 and 1996 were approximately $1,970,000 and $367,000, respectively, accounting for an increase of approximately $1,603,000. The decline in hardware sales, which was approximately $348,000 was directly attributable to the three 3Si co-owners' attention in merger and financing activities. The co-owners' involvement was diverted from usual sales activities causing the lower hardware sales during the first six months of 1997 versus the first six months of 1996.

The Company's gross margin changed as a percentage of sales from 25.7% in 1996 to 31.9% in 1997. These changes primarily result from the addition of the USPS contract and the Internet security business which create higher, consulting based, margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin increased approximately $1,105,000 due to the addition of the USPS sub-contract and the Internet security business slightly offset by lower hardware sales as discussed above.

Selling and administrative expenses increased approximately $1,415,000, or 72.3% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the first six months of 1997, the Company incurred additional labor costs of approximately $1,284,000 relative to the USPS sub-contract. Included in selling and administrative expenses for the six months ended June 30, 1997 are also approximately $251,000 of expenses related to the Internet security business which had not existed until July 1996. These increases in costs were slightly offset by savings in other expenses due to cost containment and expense reduction in other areas.

At June 30, 1997, the Company had 128 employees, including 57 servicing the USPS sub-contract in Raleigh, NC and 3 in Wyoming versus having had 84 in total at June 30, 1996 including 29 servicing the USPS sub-contract.

~YEAR~ENDED~DECEMBER~31,~1996~VERSUS~DECEMBER~31,~1995~
~Overview~
3Si realized a net loss of $195,315 for the year ended December 31, 1996 versus a net loss of $177,977 for the year ended December 31, 1995. The loss incurred in 1996 is attributable primarily due to the Company's investment in its Internet security startup business which began in earnest in July 1996. The Internet security division lost $174,009 during the second half of 1996, attributable to its startup nature.

~Comparative~Analysis~
Sales decreased approximately $2,777,000, or 12.7% from the previous year. This change is primarily the result of the USPS sub-contract which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the year were approximately $1,757,000 and hardware sales declined approximately $4,534,000. Hardware sales declined as the Company focused on higher margin consulting sales like the USPS sub-contract and higher margin hardware sales.

3Si's gross margin changed as a percentage of sales from 17.3% in 1995 to 25.7% in 1996. These changes primarily result due to the addition of the USPS contract and higher margin hardware sales. The USPS sub-contract creates higher, consulting based, margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin on hardware sales increased from 14.6% in 1995 to 15.4% in 1996 as the Company focused on proposing on higher margin sales as part of its strategy to return to long-term profitability.

Selling and administrative expenses increased approximately $986,000, or 25.4% due primarily to the addition of the labor costs associated with the USPS contract. During 1996, the Company incurred additional labor costs of approximately $1,176,000 relative to the USPS sub-contract which is slightly offset by savings in other expenses due to cost containment and reduction in other areas. Included in selling and administrative expenses are also approximately $204,000 of expenses relative to the Internet security business.

At December 31, 1996, the Company had 102 employees, including 43 servicing the USPS sub-contract in Raleigh, NC versus having had 62 at December 31, 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS OR SUPPLEMENTAL DATA.

See Item 14 for an Index to Financial Statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 21, 1997, the Company determined that it would: (a) engage the firm of John M. Hanson & Company as the Company's independent auditors; and, (b) not continue to use the services of Hocker, Lovelett, Hargens & Skogen, P.C. The decision to change accountants was approved by the Board of Directors of the Company. The change was reported on Form 8-K dated July 21, 1997 to which reference is made for further information.

The audit reports of Hocker, Lovelett, Hargens & Skogen, P.C. on the financial statements of Tyrex as of May 28, 1997 and for each of the years in the two year period prior to the 11 month period then ended, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the 11 months and two fiscal years ended May 28, 1997, and the subsequent interim period through July 21, 1997, there were no disagreements with Hocker, Lovelett, Hargens & Skogen, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hocker, Lovelett, Hargens & Skogen, P.C., would have caused Hocker, Lovelett, Hargens & Skogen, P.C. to make a reference to the subject matter of the disagreements in connection with its audit reports.

                                    PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The following persons serve as directors and executive officers of the Registrant as of September 30, 1997. Pursuant to the Agreement and Plan of Reorganization and Transition Agreement under which Tyrex acquired 3Si, three of the Tyrex directors will resign from the board upon completion of the self-tender offer contemplated under the Agreement. See Item 5.

Officers serve at the discretion of the Board of Directors and are elected annually by the Board of Directors. All directors hold their offices until the next annual meeting of the shareholders of the Company and until their successors are elected.

        Name           Position With Company   Director Since     Officer Since
John D. Traut(1)      Chairman and Director        11/8/79              n/a

Tom N. Richardson     President, CEO, CFO  and     7/10/86            7/10/86
                      Director

William P. Gruman(1)  Director                     1/27/86             n/a

Morris R. Massey(1)   Director                     6/1/93              n/a

Doris K. Backus       Secretary-Treasurer and      12/5/91           12/5/91
                      Director

Frederick J. Slack    Director                     5/28/97             n/a

F. Larry Valdez       Director                     5/28/97             n/a

Frank W. Backes       Director                     5/28/97             n/a

------------------------------
(1)Director will resign upon completion of the self-tender offer contemplated by the Registrant as part of the Transition Agreement. See Item 5.

JOHN D. TRAUT, 70. Mr. Traut received a B.S. degree in Geology from the University of Wyoming in 1951. Mr. Traut was employed as a petroleum geologist for Marathon Oil Company from 1951 to 1974. From 1974 until formation of the Company in November 1979, he was an independent consulting geologist in Casper, Wyoming.

TOM N. RICHARDSON, 47. Mr. Richardson graduated from the University of Wyoming in 1972 with a B.S. degree in Business Administration. From 1976 to 1980, he worked as a Landman and Contracts Supervisor for Gulf Oil Corporation in Casper, Wyoming. In 1980, he joined the Company as Manager of Land. He was elected President and Chief Financial Officer of the Company in March 1994.

WILLIAM P. GRUMAN, 69. Mr. Gruman holds B.S. and M.S. degrees in Petroleum Geology from the University of Oklahoma. From 1954 to 1980 he was employed by Marathon Oil Company as an exploration geologist in the northern Rocky Mountain Area of the U.S. and in the Canadian Sedimentary Basins of Western Canada. He was Vice President of Exploration and a Director of Paintbrush Petroleum Corporation from 1980 to 1985.

MORRIS R. MASSEY, 66. Mr. Massey received a B.A. degree from the University of Wyoming in 1956 and a law degree in 1958. From 1958 to present, he has been associated with the law firm of Brown, Drew, Massey & Sullivan in Casper, Wyoming, and is presently the senior active partner in the firm.
DORIS K. BACKUS, 43. Ms. Backus graduated from the National College of Business in 1974 with an Associate's Degree as a legal secretary. She has been employed by the Company since 1983.

The following three persons are the executive officers of 3Si and are three of Tyrex's board of directors and three of 3Si's five member board of directors. Tom N. Richardson and Doris K. Backus, also two directors of Tyrex, joined the 3Si board in connection with the merger of the companies. Upon completion of the self-tender offer anticipated by the Company, these three persons will comprise a majority of Tyrex's then five person board of directors. The positions indicated are currently those of 3Si; however, upon completion of the self-tender offer contemplated by the Transition Agreement, these persons will assume these executive positions for Tyrex as well.

FREDERICK J. SLACK, 42, CHIEF EXECUTIVE OFFICER.   Mr. Slack has served as Co-
Owner and Chief Executive Officer of 3Si since August 1993. Mr. Slack received his B.A. degree in Education in 1977 from the University of Northern Colorado. Initially, Mr. Slack began his business career as a Methods and Procedures Analyst for National Farmers Union Insurance in Denver, where he was first introduced to mainframe computer environments. Mr. Slack then went to work as the Western Territory Sales Manager for Travenol Labs selling hospital/medical information systems involving IBM equipment. Finally, in 1986, Mr. Slack became a sales/project manager for Digital Equipment Corporation. Initially, Mr. Slack served as one of the project managers within the LSST (Large Systems Selling
Team) which focused on large complex, $1,000,000 solutions to larger customers. LSST selling required multi-computer system disciplines including hardware, software, consulting, training and implementation. Mr. Slack then moved his sales expertise and success, into the Government Sales Division for Digital. Over the next 5 years, Mr. Slack served as project manager for similarly large, sophisticated government customers with mission critical, classified systems needs. Mr. Slack's responsibilities included writing "white papers", preparing and presenting bids and proposals, negotiating contracts, and implementation of contracts once awarded. Mr. Slack, throughout his career, has been involved in preparing personal, division and corporate budgets and implementation of those budgets at all levels.

FRANK W. BACKES, 36, PRESIDENT. Mr. Backes has served as Co-Owner and Director of Technology of 3Si since August 1993.~~~ Mr. Backes received his B.S.E.E.degree in Semiconductor Physics in 1984. Mr. Backes started his career working for Science Applications International Corporation designing Command and Control systems for the Department of Defense. Mr. Backes' accomplishments in the field of Command and Control systems include: research and successful development of client-server based systems in 1987; dynamic user interface designs in 1988 using Ada and PHIGS; implementing 3-D graphics for display of command center information in 1989; training and working in combat position as an orbital analyst in the Space Surveillance Center at NORAD; and, designing and implementing several command centers pushing the development of state of the art high availability techniques. In 1989 Mr. Backes went to work for Digital Equipment Corporation as a computer industry analyst. In addition to his work in the computer industry Mr. Backes has utilized his skills in working with and teaching students from elementary schools to high schools. One project was coordination, management and teaching students to interact, over the Internet, with the Mars Land Rover developed by Jet Propulsion Lab for NASA. This project was the first time that anyone outside of NASA was given the opportunity to send commands over the Internet to
the  Mars rover.   Other projects include coaching Odyssey of the Mind teams and working as a tutor for students in math and science.

FELIPE "LARRY" VALDEZ, 44, CHIEF OPERATING OFFICER. Mr. Valdez has served as Chief Executive Officer of 3Si since he co-purchased 3Si in August 1993. Mr. Valdez began his career working in telecommunications electronic manufacturing operations in Logistics, Production and Inventory planning in 1971. Mr. Valdez moved from telecommunications manufacturing to computer manufacturing when he joined Digital Equipment Corporation in 1977 in its Albuquerque Operations as an Inventory Control Planner. Shortly after that, Mr. Valdez relocated to Digital's Colorado Springs operations where he was responsible for New Product
introduction on a variety of leading technology storage products.   Mr. Valdez
was promoted into Digital's Customer Support Center where he led technical support teams in providing remote support to a variety of customers on a
national level.   Mr. Valdez joined Digital's Software Support organization
where he led technical and business consultants in providing pre-and post sales support to Digital's Sales Representatives in major Federal Government and
Commercial Accounts.   Mr. Valdez' teams were successful at winning and
deploying numerous programs for Digital Equipment where both he individually and his teams, collectively, were recognized numerous times for their accomplishments. Mr. Valdez obtained Bachelor and Masters Degrees in Business Administration while employed full-time. In 1997, Mr. Valdez was selected by the University of Phoenix as a faculty member in its Organization Behavior studies program where he teaches Organization Communications courses.

ITEM 11. EXECUTIVE COMPENSATION.
~COMPENSATION~OF~EXECUTIVE~OFFICERS~
The following table sets forth all cash compensation paid by Tyrex or 3Si to each executive officer for each of the years indicated.

                           SUMMARY COMPENSATION TABLE
                                                     Long-term compensation

                             Annual compensation        Awards     Payouts
                                            Other     Restric                     All
                                           annual       ted  Option              other
     Name and            Salary            compen-     Stock    s/    LTIP      compen-
principal position Year    ($)    Bonus   sation (1)  Awards   SARs  payouts sation(1)(2)

TYREX OIL COMPANY:
Tom N. Richardson  1997   $52,500       -            -      -      -        -            -
  President, CFO   1996    52,500       -            - $7,813      -        -            -
                   1995    52,500       -            -      -      -        -            -
3SI:
Frederick J. Slack 1997   $37,500       -            -      -      -        -      $13,279
 Chief Executive   1996    68,000       -            -      -      -        -       31,871
 Officer           1995    68,000       -            -      -      -        -       71,518
                   1994    68,000       -            -      -      -        -       45,775
Frank W. Backes    1997   $37,500       -            -      -      -        -      $13,279
 President         1996    68,000       -            -      -      -        -       31,871
                   1995    68,000       -            -      -      -        -       71,518
                   1994    68,000       -            -      -      -        -       45,775
Felipe L. Valdez   1997   $37,500       -            -      -      -        -      $13,279
 Chief Operating   1996    68,000       -            -      -      -        -       31,871
 Officer           1995    68,000       -            -      -      -        -       71,518
                   1994    68,000       -            -      -      -        -       45,775

(1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

(2) 3Si was a subchapter S corporation prior to its acquisition by Tyrex. Amounts indicated are distributions to the three officers of 3Si named above, made to them in their capacities as shareholders.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
                                                                       Value of Unexercised
                          Shares                Unexercised            In-the-Money Options
                        Acquired on        Options at  FY-End(#)           at FY-End($)
Name                     Exercise        Exercisable/Unexercisable   Exercisable/Unexercisable
n/a

EMPLOYMENT AGREEMENTS
Concurrent with the merger of Tyrex and 3Si, the Company entered into separate employment agreements with each of the co-owners of 3Si - Fred Slack, Frank Backes and Larry Valdez. Pursuant to the agreements, the Company will compensate each of the individuals $110,000 in fiscal 1998. The individuals are eligible for increases in their annual compensation subject to the profitability of the Company. The agreements expire May 31, 2000 unless terminated for cause by 3Si or early termination by the individual with 90 days written notice.

OPTION/SAR GRANTS TABLE
The following table provides the specified information concerning stock options granted to officers and directors of the Company during the fiscal year ended June 30, 1997:

                           Number of          Percent of total
                     securities underlying   options granted to   Exercise of
                      options granted (#)       employees in       base price
        Name                                    fiscal year        ($/share)     Expiration Date
Tom N. Richardson           160,000                 34%              $0.14      January 18, 1999
William P. Gruman           160,000                 34%               0.14      January 18, 1999
Doris K. Backus              49,000                 10%               0.14      January 18, 1999

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth the ownership of common stock by each officer and director of the Company and by all officers and directors as a group.

Name and address                      Shares beneficially
of beneficial owner                        owned (1)              Percent
Frederick J. Slack
  6886 S. Yosemite Street
  Englewood, CO  80112                     9,387,777               23.7%
Frank W. Backes
  6886 S. Yosemite Street
  Englewood, CO  80112                     9,387,777               23.7%
Felipe L. Valdez
  6886 S. Yosemite Street
  Englewood, CO  80112                     9,387,779               23.7%
John D. Traut
  777 N. Overland Trail, Ste. 101
  Casper, Wyoming  82601                    534,000                1.3%
William P. Gruman
  777 N. Overland Trail, Ste. 101
  Casper, Wyoming  82601                  393,500(2)               <1.0%
Tom N. Richardson
  777 N. Overland Trail, Ste. 101
  Casper, Wyoming  82601                  354,900(2)               <1.0%
Doris K. Backus
  777 N. Overland Trail, Ste. 101
  Casper, Wyoming  82601                   80,000(3)               <1.0%
Morris R. Massey
  777 N. Overland Trail, Ste. 101
  Casper, Wyoming  82601                      15,500               <1.0%

All Officers and Directors
    as a Group                             29,541,233              74.5%



------------------------------
(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

(2) Includes immediately exercisable options to purchase 160,000 shares of Common Stock at $0.14 per share at any time before January 18, 1999.

(3) Includes immediately exercisable options to purchase 49,000 shares of Common Stock at $0.14 per share at any time before January 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company rents its Wyoming office space from a partnership of which Mr. Traut is one of four general partners. The Company pays approximately $1,000 per month on a month-to-month basis and will be terminated upon completion of the anticipated self-tender offer pursuant to the terms of the Transition Agreement.

In connection with the sale of Tyrex's producing oil and gas properties on May 30, 1997, 10% of the purchase price was paid by, and a 10% interest in the properties was assigned to, Tom N. Richardson, the President of Tyrex. Mr. Richardson paid the same price for his interest as did the non-affiliated purchasers of the remaining 90% interest.
In June, the Company accrued termination compensation to Mr. Richardson and Ms. Backus of $61,081 and $34,941 including accrued payroll taxes, respectively. Mr. Richardson will continue to serve the Company as President until the anticipated self-tender offer is complete pursuant to the terms of the Transition Agreement. See Item 5.

Other than as set forth herein, no officer, director or principal shareholder of Tyrex or 3Si has or proposes to have any direct or indirect material interest by security holdings, contracts or otherwise in the Company or in any assets proposed to be acquired by the Company or in any purchase, the value of which will be affected by the operations of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.
(1) FINANCIAL STATEMENTS (PRIMARY).
   Independent Auditors' Report  ......................................    F-1

   Balance Sheets as of June 30, 1997 and December 31, 1996  ..........    F-2

   Statements of Operations for the six months ended June 30,
       1997 and the years ended December 31, 1996 and 1995 ............    F-4

   Statements of Stockholders' Equity for the six months ended
       June 30, 1997 and the years ended December 31, 1996 and 1995 ...    F-5

   Statements of Cash Flows for the six months ended
       June 30, 1997 and the years ended December 31, 1996 and 1995 ...    F-6

   Notes to Financial Statements  .....................................    F-8

   FINANCIAL STATEMENTS (SUPPLEMENTAL).
   Independent Auditors' Report  ......................................   SF-1

   Balance Sheets as of May 28, 1997 and June 30, 1996  ...............   SF-2

   Statements of Operations for the period July 1, 1996 through
       May 28, 1997 and the years ended June 30, 1996 and 1995 ........   SF-3

   Statements of Stockholders' Equity for the period July 1, 1996
       through May 28, 1997 and the years ended June 30, 1996 and 1995    SF-4

   Statements of Cash Flows for the period July 1, 1996
       through May 28, 1997 and the years ended June 30, 1996 and 1995    SF-5

   Notes to Financial Statements  .....................................   SF-6

(A)  EXHIBITS.

   3.1(a)Articles of Incorporation, as amended, filed as part of the Company's
        Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

   3.2 Bylaws, as amended, filed as part of the Company's Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

   3.3 Agreement and Plan of Reorganization and Transition Agreement among Tyrex Oil Company, Kimbrough Computer Sales, Inc. filed as an exhibit on Form 8-K dated June 7, 1996, incorporated herein by this reference.

   4.1 Employees Incentive Stock Option Plan, as amended, filed as part of the Company's Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

97.10.1 Form of Business financing agreement with Deutsche Financial Services Corp. dated September 30, 1997.

97.10.2 Form of Agreement for wholesale financing with Deutsche Financial Services Corp. dated September 30, 1997.

97.10.10   Form of Employment Agreement with Frederick J. Slack dated May 28,
           1997.

97.10.11   Form of Employment Agreement with Felipe L. Valdez dated May 28,
           1997.

97.10.12   Form of Employment Agreement with Frank W. Backes dated May 28,
           1997.

97.21      ..............................Subsidiaries of the Registrant.

(B)  REPORTS ON FORM 8-K.

   (1) The Company filed a Form 8-K, dated July 21, 1997, Form 8-K/A dated August 11, 1997, and Form 8-K/A dated September 12, 1997 reporting the change in the Company's independent auditors.

   (2) The Company filed a Form 8-K on June 6, 1997, Form 8-K on June 9, 1997 and Form 8-K/A on September 9, 1997 reporting the May 28, 1997 merger with Kimbrough Computer Sales, Inc. dba 3Si, including the following financial statements:

     AUDITED FINANCIAL INFORMATION
     Balance Sheet as of December 31, 1996
     Statements of Operations for the Years Ended December 31, 1996 and 1995 Statements of Stockholders' Equity for the Years Ended December 31, 1996
      and 1995
     Statements of Cash Flows for the Years Ended December 31, 1996 and 1995

     PRO FORMA FINANCIAL INFORMATION
     Pro Forma Consolidated Balance Sheet as of March 31, 1997
     Pro Forma Consolidated Statement of Operations for the Three Months Ended
      March 31, 1997
     Pro Forma Consolidated Statement of Operations for the Year Ended December
      31, 1996

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Tyrex Oil Company
                                    (Registrant)



                                    By:    /s/ Tom N. Richardson        .
                                        --------------------------------
                                        Tom N. Richardson, President


                                    Date:     October 10, 1997          .
                                           -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  October 10, 1997             By:  /s/ Tom N. Richardson          .
                                      ----------------------------------
                                    Tom N. Richardson, President and Chief
                                    Executive and Financial Officer and
                                    Director

Date:  October 10, 1997             By:  /s/ Doris K. Backus            .
                                      ----------------------------------
                                    Doris K. Backus, Secretary/Treasurer and
                                    Director
Date:  October 10, 1997             By:  /s/ Frederick J. Slack         .
                                      ----------------------------------
                                    Frederick J. Slack, Director

Date:  October 10, 1997             By:  /s/ Felipe L. Valdez           .
                                      ----------------------------------
                                    Felipe L. Valdez, Director

Date:  October 10, 1997             By:  /s/ Frank W. Backes            .
                                      ----------------------------------
                                    Frank W. Backes, Director

Date:  October 10, 1997             By:  /s/ John D. Traut              .
                                      ----------------------------------
                                    John D. Traut, Director

Date:  October 10, 1997             By:  /s/ William P. Gruman          .
                                      ----------------------------------
                                    William P. Gruman, Director

Date:  October 10, 1997             By:  /s/ Morris R. Massey           .
                                      ----------------------------------
                                    Morris R. Massey, Director

                                Item 14 Primary

                              FINANCIAL STATEMENTS

                                      AND

                          INDEPENDENT AUDITORS' REPORT

                               TYREX OIL COMPANY

                                 June 30, 1997

                         JOHN M. HANSON & COMPANY, P.C.
                          Certified Public Accountants






Board of Directors

Tyrex Oil Company


                          Independent Auditors' Report
                          ----------------------------

     We have audited the accompanying balance sheets of Tyrex Oil Company as of June 30, 1997 and December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 1997 through June 30, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     On May 28, 1997 Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si Incorporated ("3Si") in a reverse merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. As discussed in Note A, the merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders. The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations of Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the years ended December 31, 1996 and 1995 include the results of operations for 3Si only.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrex Oil Company as of June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the period January 1, 1997 through June 30, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                               /S/John M. Hanson & Company, P.C.
Denver, Colorado

September 22, 1997, except for Note F as to which the date is October 6, 1997



                                       F1

                               Tyrex Oil Company
                          Balance Sheets (Page 1 of 2)
                      June 30, 1997 and December 31, 1996
                    ASSETS
                                                        1997            1996
CURRENT ASSETS (NOTE F)
  Cash and cash equivalents (Note B)                 $  2,219,145    $     47,166
  Accounts receivable - trade (Note D)                  3,334,430       4,537,908
  Inventory (Note B)                                      643,474         286,210
  Other current assets                                     61,102          91,053

    Total current assets                                6,258,151       4,962,337

PROPERTY AND EQUIPMENT - AT COST (NOTE F)
  Computer systems                                        358,438         323,437
  Furniture and fixtures (Note G)                         228,480         168,234
  Leasehold improvements                                   73,082          63,063

    Total property and equipment                          660,000         554,734

    Less accumulated depreciation and
      amortization (Note B)                              (297,258)       (187,885)

    Net property and equipment                            362,742         366,849

OTHER ASSETS (NOTE F)
  Deposits                                                 20,534          20,400
  Other (Notes C and G)                                   622,396               -

    Total other assets                                    642,930          20,400

    Total assets                                     $  7,263,823    $  5,349,586


        The accompanying notes are an integral part of theses statements

                                       F2

                               Tyrex Oil Company
                          Balance Sheets (Page 2 of 2)
                      June 30, 1997 and December 31, 1996
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         1997            1996
CURRENT LIABILITIES
  Revolving line of credit (Note E)                  $          -    $  1,175,000
  Notes payable (Note F)                                1,264,271               -
  Current portion of capital lease (Note G)                22,734          21,729
  Accounts payable - trade                              2,774,908       3,684,793
  Customer deposits                                       120,498         103,863
  Accrued liabilities                                     308,338         145,175

    Total current liabilities                           4,490,749       5,130,560

LONG-TERM DEBT (NOTE G)                                    64,502          76,060

COMMITMENTS (NOTE G)                                            -               -

STOCKHOLDERS' EQUITY (NOTES C AND I)
  Common stock - authorized 50,000,000
   shares of $.01 par value; issued and
   outstanding 39,293,424 shares at
   June 30, 1997; authorized 50,000
   shares of no par value; issued and
   outstanding 300 shares at December 31,
   1996                                                   392,934          30,000
  Additional paid in capital                            2,322,902               -
  Retained (deficit) earnings                              (1,277)        112,966
  Treasury stock-at cost, 45,000
   shares at June 30, 1997                                 (5,987)              -

    Total stockholders' equity                          2,708,572         142,966

    Total liabilities and stockholders' equity       $  7,263,823    $  5,349,586



        The accompanying notes are an integral part of these statements

                                       F3

                               Tyrex Oil Company
                            Statements of Operations
              For the Period January 1, 1997 through June 30, 1997
                 and the Years Ended December 31, 1996 and 1995
                                                         1997          1996          1995

Product sales                                        $ 6,984,752   $15,612,000   $20,452,203
Consulting and other service revenue                   2,991,784     3,395,245     1,322,018
Net sales                                              9,976,536    19,007,245    21,774,221

Cost of products sold                                  6,202,716    13,204,231    17,475,266
Costs of contract labor                                  477,355       640,125       194,783
Royalty expense                                          115,532       286,106       326,727
    Total cost of goods sold                           6,795,603    14,130,462    17,996,776

      Gross profit                                     3,180,933     4,876,783     3,777,445

Selling and administrative expenses                    3,370,996     4,873,193     3,886,922

    (Loss) earnings from operations                     (190,063)        3,590      (109,477)

Other income (expense)
  Interest income                                          5,597        16,584         3,686
  Miscellaneous income                                     3,062         2,616        18,942
  Interest expense                                       (93,794)     (170,413)      (91,128)
  Offering costs                                               -       (45,071)            -
  Loss on disposition of assets                                -        (2,621)            -

    Total other expense                                  (85,135)     (198,905)      (68,500)

    Net loss before income taxes                        (275,198)     (195,315)     (177,977)

Income taxes (Note J)                                          -             -             -

    Net loss from continuing operations                (275,198)      (195,315)     (177,977)

Discontinued operations (Note K)
  Gain on disposal of oil and gas properties             200,793             -             -

    Net loss                                         $   (74,405)  $  (195,315)  $  (177,977)

    Net loss from continuing operations
     per common share                                $      (.04)  $      (651)  $      (593)

    Net gain from discontinued operations
     per common share                                $       .03   $         -   $         -

    Net loss per common share                        $      (.01)  $      (651)  $      (593)

    Weighted average shares outstanding (Note B)       6,549,154           300           300





        The accompanying notes are an integral part of these statements

                                       F4

                               Tyrex Oil Company
                 Statements of Changes in Stockholders' Equity
              For the Period January 1, 1997 through June 30, 1997
                 and the Years Ended December 31, 1996 and 1995
                                                                        Additional    Retained       Total
                                      # Common      Common    Treasury    Paid-In     (Deficit)  Stockholders'
                                       Shares       Stock      Stock      Capital     Earnings       Equity
Balance, December 31, 1994                   300 $   30,000 $        - $         -  $   796,425 $      826,425

Net loss for the year ended
 December 31, 1995                             -          -          -           -     (177,977)      (177,977)

Dividends declared                             -          -          -           -     (214,555)      (214,555)

Balance, December 31, 1995                   300     30,000          -           -      403,893        433,893

Net loss for the year ended
 December 31, 1996                             -          -          -           -     (195,315)      (195,315)

Dividends declared                             -          -          -           -      (95,612)       (95,612)

Balance, December 31, 1996                   300     30,000          -           -      112,966        142,966

Stock of 3Si acquired by Tyrex              (300)   (30,000)         -           -            -        (30,000)

Stock of Tyrex outstanding prior
 to the merger with 3Si               10,960,091    109,601          -           -            -        109,601

Stock of Tyrex issued to 3Si
 stockholders                         28,333,333    283,333          -           -            -        283,333

Treasury stock of Tyrex prior
 to the merger                                 -          -     (5,987)          -            -         (5,987)

Additional paid-in capital
 of Tyrex                                      -          -          -   2,322,902            -      2,322,902

Net loss for the period ended
 June 30, 1997                                 -          -          -           -      (74,405)       (74,405)

Dividends declared by 3Si prior to
 the merger with Tyrex                         -          -          -           -      (39,838)       (39,838)

Balance June 30, 1997                 39,293,424 $  392,934 $   (5,987)$ 2,322,902  $    (1,277)$    2,708,572













        The accompanying notes are an integral part of these statements

                                       F5

                               Tyrex Oil Company
                     Statements of Cash Flows (Page 1 of 2)
              For the Period January 1, 1997 through June 30, 1997
                 and the Years Ended December 31, 1996 and 1995
                                                         1997          1996          1995

Operating activities:
  Net loss                                           $   (74,405)  $  (195,315)  $  (177,977)
  Reconciling adjustments:
   Depreciation and amortization                          51,025        91,765        50,931
   Gain on sale of oil and gas properties               (536,700)            -             -
   Loss on disposition of furniture and fixtures               -         2,621             -
    Change in operating assets and liabilities:
     Accounts receivable                               1,378,006      (426,212)   (1,336,096)
     Inventory                                          (357,264)      138,981      (238,367)
     Other assets                                         37,211       (50,389)      (19,128)
     Accounts payable                                 (1,010,200)      723,027     1,218,541
     Other liabilities                                   107,043      (108,211)      103,188

    Total adjustments                                   (330,879)      371,582      (220,931)

    Net cash (used for) provided by
     operating activities                               (405,284)      176,267      (398,908)

Investing activities:
  Proceeds from sale of oil and gas properties         1,342,184             -             -
  Deposits on equipment purchases                              -             -         3,250
  Purchases of equipment                                 (41,414)     (129,088)     (173,415)
  Costs of merger                                        (48,924)            -             -
  Payment of royalty agreement                          (625,000)            -             -
  Cash acquired in merger                              1,887,653             -             -

    Net cash provided by (used for)
     investing activities                              2,514,499      (129,088)     (170,165)










        The accompanying notes are an integral part of these statements

                                       F6

                               Tyrex Oil Company
                     Statements of Cash Flows (Page 2 of 2)
              For the Period January 1, 1997 through June 30, 1997
                 and the Years Ended December 31, 1996 and 1995
                                                      1997          1996          1995
Financing activities:
  Proceeds from note payable                      $   499,783   $         -   $         -
  Payments on long term debt                                -       (21,026)       (1,517)
  Revolving line of credit, net                             -      (175,000)    1,050,000
  Payments on notes payable and capital leases       (421,065)            -             -
  Repayments to (advances from) owners                 23,884        53,487       (80,231)
  Dividends paid, prior to merger                     (39,838)      (95,612)     (214,555)
    Net cash provided by (used for)
     financing activities                              62,764      (238,151)      753,697

Net change in cash and cash equivalents             2,171,979      (190,972)      184,624
Cash and cash equivalents at beginning of
 period                                                47,166       238,138        53,514

Cash and cash equivalents at end of period        $ 2,219,145   $    47,166   $   238,138


Summary of noncash investing and financing activity:

To complete the merger of Tyrex and 3Si, Tyrex issued 28,333,333 of its $.01 par value common shares to the three owners of 3Si. These shares were issued based on the value of the outstanding shares of Tyrex on May 28, 1997. In connection with the merger, the following assets and liabilities were acquired:

Cash                                         $ 1,887,653
Oil and gas properties                         1,001,867
Other assets                                     192,647
Liabilities                                     (353,394)

Fair market value of stock issued            $ 2,728,773

See Note G for capital lease disclosures.

See Note K for noncash activities related to the sale of Tyrex's oil and gas properties.

Interest paid                                $    93,794   $   176,774   $    81,531








        The accompanying notes are an integral part of these statements

                                       F7

                               Tyrex Oil Company
                         Notes to Financial Statements
                                 June 30, 1997


Note A - Organization

On May 28, 1997 Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si Incorporated ("3Si"). Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex.

The merger is accounted for as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders.

The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations of Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the years ended December 31, 1996 and 1995 include the results of operations for 3Si only. On May 30, 1997 Tyrex sold all of its oil and gas properties. The gain on the disposal of Tyrex's oil and gas properties is included in the financial statements as discontinued operations. All intercompany balances and transactions have been eliminated in the financial statements.

Tyrex was organized in Wyoming in 1979 and was engaged in oil and gas exploration and development. There are no oil and gas activities included in these financial statements.

3Si was incorporated in Colorado in 1979 and operates one business segment, providing services as a systems integrator focusing on internet security services, distributing and reselling computer hardware and software, providing maintenance service on computers, and consulting and training services.

The principal markets for 3Si's sales and services have been the U.S. Postal Service and large corporations located in Colorado and New Mexico. 3Si is concentrating on expanding its sales base throughout the United States. The corporate offices are located in Englewood, Colorado. 3Si also maintains offices in Albuquerque, New Mexico; Raleigh, North Carolina; and Colorado Springs, Colorado. 3Si obtains substantial hardware from two vendors, but this hardware can be readily obtained from other sources.

In April 1996, 3Si entered into an sub-contract agreement to provide information systems support to the U.S. Postal Service. Revenues for the six months ended June 30, 1997 were approximately $2 million. Revenues for the nine months that 3Si operated under the agreement in 1996 were approximately $1.8 million.








                                       F8

                         Notes to Financial Statements


Note B - Summary of Accounting Policies

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At June 30, 1997, the Company maintained cash balances of approximately $1,913,000 in excess of the amount insured by the Federal Deposit Insurance Corporation.

Inventory
Inventory is stated at lower of cost (weighted average method) or market and consists of computer system components and service parts.

Depreciation and Amortization
Depreciation and amortization have been provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives using straight-line and accelerated methods. Equipment acquired under capital leases is amortized on a straight-line basis over the lease period.

Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the period ended June 30, 1997 was $19,750. For the years ended December 31, 1996 and 1995, advertising expense was $37,534 and $29,167, respectively.

Loss Per Share
Net loss per share is computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options would have an anti-dilutive effect. The weighted average number of shares for the years ended December 31, 1996 and 1995 are calculated using the 300 outstanding shares of 3Si only. For the period ended June 30, 1997, the weighted average number of shares is based on 300 shares of 3Si being outstanding for five months and 39,293,424 shares of Tyrex being outstanding for one month.

Comparability of Financial Statements
Certain items from the December 31, 1996 and 1995 financial statements have been reclassified in order to make them comparable to the June 30, 1997 financial statements. There is no effect on net loss.









                                       F9

                         Notes to Financial Statements

Fair Value of Financial Instruments
Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                         1997                       1996
                                 Carrying        Fair        Carrying        Fair
                                  Amount        Value         Amount        Value
Cash and cash equivalents      $ 2,219,145   $ 2,219,145   $    47,166   $    47,166

Notes payable                   (1,264,271)   (1,264,271)            -             -

Capital lease obligations          (87,237)      (87,237)      (97,789)      (97,789)

The carrying amount approximates fair value of cash and cash equivalents. The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value.

Costs and Expense Applicable to Sales and Revenues
Costs of contract labor associated with service revenue is shown separately in the statement of operations. Other costs associated with service revenue are included with selling and administrative expenses as the nature of these costs make it impractical to separate them from selling and administrative expenses.

Note C - Business Combinations

On May 28, 1997, Tyrex acquired 3Si in a reverse merger. Tyrex issued 28,333,333 of its $.01 par value common shares to the three owners of 3Si for 100% of the outstanding stock of 3Si. These shares were issued based on the value of the outstanding shares of Tyrex on May 28, 1997. The fair value of Tyrex's outstanding shares was determined to be $2,728,773. The excess of the net assets of Tyrex over the value of the shares was allocated to Tyrex's oil and gas properties.

Tyrex also paid $625,000 to satisfy a License and Royalty agreement with 3Si's former stockholders. (See Note G) This payment has been capitalized as an intangible asset and is being amortized using the straight-line method over 20 years.










                                      F10

                         Notes to Financial Statements

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996.


                                            1997                   1996

Net sales                                $ 9,976,536           $ 19,007,245

Loss from continuing operations          $  (275,198)          $   (195,315)

Income from discontinued operations      $   436,915           $     55,743

Net income (loss)                        $   161,717           $   (139,572)

Earnings per share
  Primary
    Loss from continuing operations      $        (.01)        $        -

    Income from discontinued operations  $         .01         $        -

    Net (loss)                           $        -             $        -


The above amounts reflect adjustments for revaluation of the basis of the oil and gas properties sold.


Note D - Accounts Receivable

                                           1997                  1996

Trade receivables                       $3,379,430            $4,552,908
Allowance for doubtful accounts            (45,000)              (15,000)
                                          --------              --------

Net                                     $3,334,430             $4,537,908

At June 30, 1997 approximately 48% of trade receivables were owed by nine customers. Generally, the Company does not require collateral or other security to support customer receivables.








                                      F11

                         Notes to Financial Statements



Note E - Revolving Line of Credit

The bank revolving line of credit expired April 7, 1997. The weighted average interest rate for the period ended December 31, 1996 was 10.87%. The weighted average interest rate for the period January 1, 1997 through April 7, 1997 was 11.57%.


Note F - Notes Payable
                                                        1997           1996
                                                     ---------      ---------
Note payable to a bank with monthly payments of
$80,000 plus interest at 2.5% over prime rate,
due September 2, 1997; collateralized by substan-
tially all assets of 3Si and guaranteed by the
three officers of 3Si.  The note contains restric-
tions relating to incurring additional debt and
maintaining certain financial ratios.  The weight-
ed average interest rate for this note payable
from April 8, 1997 through June 30, 1997 was
11.50%.                                           $  946,285    $         -

Note payable to a financing company with weekly
payments of $10,970 including interest at 9.5%,
due February, 1998.  This note is unsecured.         317,986              -
                                                 -----------    -----------

                                                  $1,264,271   $          -
                                                  ==========    ===========

On September 30, 1997, the note payable to the bank was replaced by an account receivable facility with a financing company. The terms of this facility provide for the Company to borrow up to $2,000,000, subject to a limitation of 85% of the Company's net eligible account receivable balance. Interest is at the prime rate, and the facility is due October 1, 1998, but may be renewed for additional one year periods. The facility is collateralized by substantially all assets of the Company, and contains restrictions relating to incurring additional debt or issuing additional security interests and altering the Company's structure.


Note G - Commitments

Leases

The Company currently has operating leases for office space in Englewood and Colorado Springs, Colorado and Albuquerque, New Mexico. The rent expense is net of a sublease in the Englewood office of $23,500 and $27,000 for the period ended June 30, 1997, and the year ended December 31, 1996, respectively.

Rent expense was $53,137 for the period ended June 30, 1997 and $124,440 and $136,055 for the years ended December 31, 1996 and 1995, respectively.



                                      F12

                         Notes to Financial Statements

During December, 1995, 3Si acquired $120,332 of furniture and fixtures under a capital lease. Accumulated amortization is $38,105 at June 30, 1997, and $26,072 at December 31, 1996.

                                    Capital         Capital        Operating
                                     Lease           Lease           Leases
                                    Minimum           Debt          Minimum
                                    Payment         Maturity        Payment
June 30, 1998                    $      31,324   $      22,734   $     151,847
June 30, 1999                           31,324          25,570         140,966
June 30, 2000                           31,324          28,500         133,062
June 30, 2001                           10,442          10,432         133,062
June 30, 2002                                -               -          30,768

                                 $     104,414          87,236   $     589,705

  Less current portion                                 (22,734)

  Long term debt                                 $      64,502


Royalties

3Si executed a License and Royalty Agreement effective August 1, 1993 with former stockholders of 3Si. Under the terms of the agreement, 3Si was obligated to pay 1.5% of gross revenues as a royalty expense to the former stockholders through July, 1999. As a condition of the agreement with the former stockholders, dividends payable to the new stockholders had been limited. As part of the merger, Tyrex satisfied this royalty agreement for a payment of $625,000. The buy out of this agreement is recorded as an intangible asset and is being amortized using the straight-line method over twenty years.

Employment Agreements

The Company entered into separate employment agreements with each of the co-owners of 3Si -Fred Slack, Frank Backes and Larry Valdez. Pursuant to the agreements, the Company will compensate each of the individuals $110,000 in fiscal 1998. The individuals are eligible for increases in their annual compensation subject to the profitability of the Company. The agreements expire May 31, 2000 unless terminated for cause by 3Si or early termination by the individual with 90 days written notice.








                                      F13

                         Notes to Financial Statements



Note H - Profit Sharing Plan

3Si established a 401(k) profit-sharing plan covering substantially all employees during the year ended December 31, 1995. Company contributions are at the discretion of the Board of Directors. For the period ended June 30, 1997 and the years ended December 31, 1996 and 1995, no contributions were made to the plan.


Note I - Stock Options and Warrants

Tyrex has a stock option plan whereby 750,000 shares of common stock were reserved for issuance to employees. On January 18, 1997, prior to the merger with 3Si, options for 469,000 shares were granted. These options are fully vested and expire January 18, 1999 or within 90 days of employee's termination. The option price is equal to 50% of the market value of the common stock on the date of grant. These options are recorded in accordance with FASB Statement 123, "Accounting for Stock Based Compensation" using the quoted market value of Tyrex's common stock. No compensation expense related to these options is recorded in these financial statements.

Tyrex's stock option plan contains a provision that in the event Tyrex merges with another corporation the provisions of the stock option plan are binding upon the new corporation.

The plan also contains a provision that in the event of an increase or decrease in the number of shares of capital stock of Tyrex, there will be a proportionate and equitable adjustment to the terms of the outstanding options with respect to the amount and class of stock remaining subject to option, and the purchase price to be paid for the stock. At June 30, 1997, the effects of this provision on the outstanding options and the stock purchase price has not been determined.

Changes in the status of options outstanding under the plan for the period from May 29, 1997 to June 30, 1997 are as follows:

Beginning of period, May 29, 1997                              469,000
Granted                                                           -
Terminated                                                        -
                                                                ------

End of period, June 30, 1997                                    469,000

Option price                                                  $     .14

On May 28, 1997, Tyrex granted warrants to purchase 750,000 shares of the Company's common stock at a price of $.30 per share. These warrants become exercisable 90 days after May 28, 1997 and are effective for two years from that date.


                                      F14

                         Notes to Financial Statements



Note J - Income Taxes

The Company will file a consolidated federal income tax return for the twelve months ended June 30, 1997. This return will contain twelve months of operations for Tyrex and one month of operations, subsequent to the merger, for 3Si. Prior to the merger, 3Si was organized as an S corporation. All earnings were passed through to the 3Si stockholders and taxed on their individual tax returns.

The merger of Tyrex and 3Si was accomplished through a tax-free reorganization.

The Company's deferred tax asset is compromised of the following at June 30, 1997.

Related to net operating loss carryforward
  generated by 3Si for the one month ended
  June 30, 1997                                                 $ 21,000

    Valuation allowance                                          (21,000)
                                                                  -------

      Net deferred tax asset                                    $      -

The Company has available at June 30, 1997, an unused net operating loss carryforward of $97,000 expiring June 30, 2012.

For the year ended June 30, 1997, Tyrex had approximately $3,390,000 of operating loss carryforwards available. These loss carryforwards will be applied to taxable income generated from Tyrex's operations and the sale of its oil and gas properties. None of these prior Tyrex net operating losses are available in future years.

A reconciliation of income tax at the statutory rate to the Company's effective rate for the year ended June 30, 1997 is as follows:

Computed at the expected statutory rate                    34%

Effect of net operating loss carryforward
  and valuation allowance                                 (34)%
                                                           ---
Effective income tax rate                                    0%











                                      F15

                         Notes to Financial Statements



Note K - Discontinued Operations

On May 30, 1997 Tyrex sold all of its oil and gas properties and discontinued all of its oil and gas operating activities. The selling price was $1,803,257. After adjusting for revenues received and expenses paid, net cash received was $1,563,258. A deposit of $180,325 was received in a prior period. At June 30, 1997, $40,749 was recorded as an account receivable. These oil and gas operations were conducted by Tyrex Oil Company prior to the merger with 3Si. No discontinued operations are included in the December 31, 1996 and 1995 financial statements which reflect only the operations of 3Si. Tyrex incurred costs of $116,633, including payroll taxes, to provide severance pay for three employees associated with the oil and gas operations. This amount has been recorded an accrued liability at June 30, 1997, and included in the direct costs associated with the disposition of the oil and gas properties.

There is no tax effect from the sale of the oil and gas properties as Tyrex has sufficient net operating loss carryforwards to offset any taxable gain on the sale.



The gain from discontinued operations consists of the following:

  Gain on sale of oil and gas properties                     $536,700

  Direct cost associated with disposition of
    oil and gas properties, including severance
    package and merger costs incurred by Tyrex               (335,907)
                                                             --------
  Gain on sale of discontinued operations                    $200,793



Note L - Related Party Transactions

Amounts due from a 3Si stockholder were $2,862 and $26,744 at June 30, 1997 and December 31, 1996, respectively. These amounts are included in accounts receivable - trade and other current assets.

Amounts due to two officers of Tyrex under a severance pay agreement are $89,198 at June 30, 1997. These amounts are included in accrued liabilities.

See Note G regarding employment agreements with three officers.

The sale of the oil and gas properties was made, in part, to a related party; 10% of the interest in these properties was sold to an officer of the corporation. The terms of the sale to the officer did not differ from the terms of the sale to unrelated third parties.





                                      F16

                              Item 14 Supplemental

                    HOCKER, LOVELETT, HARGENS & SKOGEN, P.C.
                          Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Stockholders and Board of Directors
Tyrex Oil Company

We have audited the balance sheets of Tyrex Oil Company as of May 28, 1997 and June 30, 1996 and the related statements of operations, stockholders' equity, and cash flows for the period July 1, 1996 through May 28, 1997 and the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrex Oil Company as of May 28, 1997 and June 30, 1996, and the results of its operations and its cash flows for the period July 1, 1996 through May 28, 1997 and the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                     /S/Hocker, Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
July 18, 1997











                                      SF1

                               TYREX OIL COMPANY
                                 BALANCE SHEETS
                         MAY 28, 1997 AND JUNE 30, 1996
                                                                      1997            1996
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents - Note 11                             $   1,882,653   $     478,195
  Certificates of Deposit                                                 5,000         105,000
  Accounts receivable                                                   155,609         154,842
  Prepaid costs                                                          34,139             862
  Deferred tax asset - Note 7                                            90,000              -
     Total                                                            2,167,401         738,899

OTHER ASSETS
  Investment                                                      -          -           89,109
  Other                                                           -          -            6,777
     Total                                                        -          -           95,886

PROPERTY AND EQUIPMENT, at cost - Notes 3 and 8
  Oil and gas properties using successful efforts method,
   net of accumulated depreciation and depletion of
   $2,671,902 in 1997 and $2,792,301 in 1996                          1,134,884       1,994,961
  Less: impairment allowance                                            (33,742)        (40,603)
                                                                      1,101,142       1,954,358
  Other equipment, net of accumulated depreciation
   of $60,953 in 1997 and $64,137 in 1996                                 2,899           5,944
     Total                                                            1,104,041       1,960,302

     Total                                                        $   3,271,442   $   2,795,087

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $     100,315   $      68,775
  Deposit payable                                                       180,325   -          -
  Accrued expenses                                                       72,183          64,144
  Lease payable - Note 12                                                   571           2,486
  Current portion of debt - Note 10                               -          -           43,107
     Total                                                              353,394         178,512

DEFERRED COMPENSATION - Note 5                                    -          -           32,491

LONG-TERM DEBT - Note 10                                          -          -          154,001
     Total                                                              353,394         365,004

STOCKHOLDERS' EQUITY - Note 5
  Common stock, $.01 par value; authorized -
   50,000,000 shares; issued and outstanding - 10,960,091
   shares in 1997 and 1996                                              109,601         109,601
  Additional paid-in capital                                          5,460,910       5,396,910
  Retained (deficit)                                                 (2,646,476)     (3,070,441)
     Total                                                            2,924,035       2,436,070
  Less: Treasury stock, at cost, 45,000 shares in  1997 and 1996         (5,987)         (5,987)
                                                                      2,918,048       2,430,083

     Total                                                        $   3,271,442   $   2,795,087


See accompanying notes to financial statements.

                                      SF2

                               TYREX OIL COMPANY
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD JULY 1, 1996 THROUGH MAY 28, 1997
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                                                    1997          1996          1995
REVENUES
  Oil and gas sales - Note 4                    $ 1,422,016   $ 1,330,128   $ 1,410,917
  Sales of oil and gas properties                   660,325         6,903       453,100
  Sale of investments                               100,377         7,232        16,426
  Sale of other equipment                               930           500            -
  Interest                                           50,652         5,110        10,460
  Coal                                               17,530        28,363        51,960
  Other, primarily operating fees                    83,398       124,526       110,575
     Total                                        2,335,228     1,502,762     2,053,438

COSTS AND EXPENSES
  Oil and gas production                            574,243       697,998       600,134
  Production taxes                                  149,895       134,339       169,347
  Cost of oil and gas properties sold               637,083         7,894       254,679
  Cost of investments sold                           88,437        13,703        11,526
  Cost of other equipment sold                          461            14             -
  Exploration                                        51,599       123,100       196,132
  Depreciation, depletion and valuation             177,375       361,581       308,851
  allowance
  Interest                                            6,365        20,590        38,346
  General and administrative - Notes 5 and 6        315,805       299,755       330,525
     Total                                        2,001,263     1,658,974     1,909,540

INCOME (LOSS) BEFORE INCOME TAXES                   333,965      (156,212)      143,898

INCOME TAX EXPENSE (CREDITS) - Note 7
  Current                                                 -             -             -
  Deferred                                          (90,000)            -             -
                                                    (90,000)            -             -

NET INCOME (LOSS)                               $   423,965   $  (156,212)  $   143,898

DIVIDENDS PER SHARE                             $         -   $         -   $         -

INCOME (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                               $       .04   $      (.01)  $       .01

WEIGHTED AVERAGE SHARES OUTSTANDING              11,166,451    10,897,707    10,795,091




See accompanying notes to financial statements.





                                      SF3

                               TYREX OIL COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY 1, 1996 THROUGH MAY 28, 1997
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                                                     Additional                          Total           Stock-
                         Common          Stock        Treasury        Paid - In        Retained         holders'
                         Shares         Amount          Stock          Capital         (Deficit)         Equity

Balance June 30,
 1994                   10,795,091   $   107,951   $          -     $   5,385,669   $   (3,058,127)  $   2,435,493

Purchases of
 25,000 shares
 treasury stock                 -             -            (3,352)             -               -            (3,352)

Net income for the
 year ended June 30,
 1995                           -             -               -                -           143,898         143,898

Balance June 30,
 1995                   10,795,091       107,951           (3,352)      5,385,669       (2,914,229)      2,576,039

Purchases of
 20,000 shares
 treasury stock                 -             -            (2,635)             -               -            (2,635)

Stock bonuses              165,000         1,650              -            11,241              -            12,891

Net loss for the
 year ended June 30,
 1996                           -             -               -                -          (156,212)       (156,212)

Balance June 30,
 1996                   10,960,091       109,601           (5,987)      5,396,910       (3,070,441)      2,430,083

Compensation
 associated with
 stock options                  -             -               -            64,000              -            64,000

Net income for the
 period July 1, 1996
 through May 28,
 1997                           -             -               -                -           423,965         423,965

Balance May 28,
 1997                   10,960,091   $   109,601   $       (5,987)  $   5,460,910   $   (2,646,476)  $   2,918,048



See accompanying notes to financial statements.





                                      SF4

                               TYREX OIL COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JULY 1, 1996 THROUGH MAY 28, 1997
                   AND THE YEARS ENDED JUNE 30, 1996 AND 1995
                                                                  1997            1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ( loss)                                         $     423,965   $     (156,212)  $     143,898
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and depletion                                      177,375          361,581         308,851
   Sales of properties                                            (661,254)         (14,635)       (469,526)
   Costs of properties disposed                                    637,544           21,611         266,205
   Investment of revenue reinvested                                     -           (28,363)             -
   Stock options                                                    31,509              -                -
   Gain on sale of investment                                      (11,940)             -                -
   Deferred tax adjustments                                        (90,000)             -                -
   (Increase) Decrease in:
    Interest receivable                                                 -             5,138          (2,189)
    Accounts receivable                                               (767)         (31,446)         76,473
    Prepaid costs                                                  (33,277)             948          (1,810)
   (Decrease) Increase in:
    Accounts payable and accrued expenses                           39,579          (17,606)        (15,213)
    Leases payable                                                      -               -             4,268
    Deferred compensation                                               -             6,031           8,820
    Surrendered leases                                              41,409          100,434         143,122
     Total adjustments                                             130,178          403,693         319,001
     Net Cash Provided by Operating Activities                     554,143          247,481         462,899

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties                                661,255            7,403         453,100
  Deposit received on sale of properties                           180,325              -                -
  Purchases of properties                                              (68)         (67,871)       (208,691)
  Proceed from sale of investments                                 100,377            7,232          16,426
  Purchase of investments                                               -           (17,171)        (12,655)
  Investment income                                                  7,449           28,363              -
  Certificates of deposit and treasury bills (purchased)
   redeemed                                                        100,000         (100,000)             -
     Net cash provided by (used in) investing activities         1,049,338         (142,044)        248,180

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              -           125,000              -
  Repayments on borrowings and leases                             (199,023)         (92,879)       (578,021)
  Purchase of treasury stock                                            -            (2,635)         (3,352)
  Issuance of common stock                                              -            12,891              -
     Net cash provided by (used in) financing activities          (199,023)          42,377        (581,373)

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,404,458          147,814         129,706

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                 478,195          330,381         200,675

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                 $   1,882,653   $      478,195   $     330,381



See accompanying notes to financial statements.

                                      SF5

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

                                      SF6

2.   Subsequent and Significant Events

     Subsequent to May 28, 1997, the Company entered into an Agreement and Plan of Reorganization and Transition Agreement whereby it was acquired by Kimbrough Computer Sales, Inc. d/b/a 3SI, Inc. in a reverse triangular merger. The merger is to be accounted for under the purchase method. Tyrex issued 28,333,333 shares of common stock to the three 3SI shareholders. Also, as part of the transaction, the Registrant was required to buyout the royalty agreement from the predecessor 3SI shareholders. Tyrex remains the registrant and 3SI will be a wholly owned subsidiary of the Registrant.

     As part of the merger and transition agreement, Tyrex Oil Company was to completely divest itself of its oil and gas properties and discontinue all of its oil and gas operating activities. The proposed sale of all oil and gas properties was also consummated subsequent to May 28,1997 and subsequent to the merger. The properties were sold for a purchase price of $1,803,257. For allocation of operating revenue and expense purposes, the sale was effective January 1, 1997. Thus, after closing the sale on May 30, 1997, Tyrex paid to the purchaser $239,999 for revenue received in excess of expenses paid from January 1, 1997 through the June, 1997 closing. Title to the properties did not pass and the risk of loss did not pass until such time as the Agreement was closed, therefore, in accordance with generally accepted accounting principles, the operating revenue and expenses are properly reflected in the May 28, 1997 financial statements. The President of the Company, in association with outside parties, purchased a 10% interest in the oil and gas properties.

     As a result of the merger and asset sale, in future consolidated financial statements, the results from operations of oil and gas activities will be reflected as discontinued operations. The merger and transition agreement also provides a severance package for Tyrex's current employees. The estimated liability to the Company is $120,000 to be reflected in the June 30, 1997 consolidated financial statements with the sale of the oil and gas properties.

     Also, as a result of the merger, subsequent to May 28, 1997, Tyrex will file a consolidated tax return with 3SI.









                                      SF7

     Condensed proforma financial statement for Tyrex Oil Company as of and for the 32 day period ended June 30, 1997 is as follows:

          BALANCE SHEET
  Assets
Cash and short-term investments                          $  1,969,042
Accounts receivable                                            59,020
Furniture and fixtures                                          2,665
Investment in subsidiary                                      400,000
Intangible asset - royalty                                    622,396

    Total Assets                                         $  3,053,123

  Liabilities and Stockholders' Equity
Liabilities
  Accounts payable                                       $      6,924
  Accrued expenses                                            116,633
    Total Liabilities                                         123,557

Stockholders' Equity
  Common stock                                                392,934
  Additional paid-in capital                                4,988,302
  Retained (deficit)                                       (2,445,683)
    Total                                                   2,935,553
  Less: Treasury Stock                                         (5,987)
    Total Stockholders' Equity                              2,929,566

    Total Liabilities and Stockholders' Equity           $  3,053,123

          INCOME STATEMENT
Revenues
  Interest income                                        $      1,757

INCOME FROM CONTINUING OPERATIONS                               1,757

INCOME FROM DISCONTINUED OPERATIONS                           199,036

NET INCOME                                               $    200,793



                                      SF8

3.   Impaired Oil and Gas Properties

     The Company provides an allowance for impaired value of undeveloped and developed properties on an annual basis. An impairment allowance has been provided for one producing property at May 28, 1997 and two producing properties at June 30, 1996. The impairment was provided due to the fact that net future estimated revenues are not expected to be great enough to offset the costs that the Company has in the properties. The impairment loss originated in 1995 and is included in exploration costs on the Statement of Operations for the year ended June 30, 1995.


4.   Major Customers

     Certain customers who accounted individually for more than 10% of the Company's oil and gas sales are as follows:

                            1997        1996        1995
Company A                $ 592,382   $ 548,778   $ 558,371
Company B                  361,030     440,535     451,785
Company C                       -      144,745     147,345

5.   Employees' Incentive Stock Option Plan

     Under an employees' incentive stock option plan approved by the stockholders in December, 1991, 750,000 shares of common stock were authorized and reserved for issuance to employees. Options granted under this plan expire five years from the date of grant. The option price was equal to 50% of the market value of the common stock on the date of grant. Non-cash compensation to employees in fiscal years 1995-96 and 1994-95 was recognized in the amount of $8,148 and $8,820 per year, respectively, due to vested options. There were four options outstanding which would have expired if not exercised on or before January 17, 1997.

     On January 18, 1997, the Board of Directors granted new options, substantially equal to the previous options, which will expire if not exercised on or before January 18, 1999. The new options were recorded in accordance with FASB Statement 123, "Accounting for Stock Based Compensation" using the current fair value of Tyrex common stock ($.27 per share).







                                         SF9

     Changes in the status of options outstanding under the plan for the periods ended May 28, 1997 and June 30, 1996 and 1995, are as follows:

                                     Shares
                           1997        1996        1995
Beginning of year         582,000     630,000     630,000
Granted                   469,000           -           -
Terminated               (582,000)    (48,000)          -
End of year               469,000     582,000     630,000
Option Price            $     .14   $     .14   $     .14

     The Company also granted 165,000 shares in stock bonuses during the year ended June 30, 1996 for which $12,891 is recognized as compensation in the Statement of Operations for that period.

6.   Related Party Transactions and Rents

     The Company rents office space on a month-to-month basis. The Company paid $10,602 during the period ended May 28, 1997 for its current space. Previously, the Company rented a portion of its office facilities from an officer-director. The rental agreement ended August, 1996. Payments to this individual were $1,713, $10,278, and $10,278 for the periods ended May 28, 1997 and June 30, 1996 and 1995, respectively.

7.   Income Taxes

     The Company follows FASB Statement 109, "Accounting for Income Taxes," (SFAS 109) which applies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the financial statements and tax returns. Income tax at the statutory rate is reconciled to the Company's actual income tax (benefit) expense at 15% for the periods ended May 28, 1997 and June 30, 1996 and 1995. The Company has no foreign, state or other income taxes.

     All of the Company's earnings are within the United States.

                            1997        1996        1995
Income Tax (Credits)
  Current                $       -   $       -   $       -
  Deferred                 (90,000)          -           -

     Total               $ (90,000)  $       -   $       -



                                      SF10

     Deferred tax liabilities (assets) are comprised of the following at:

                                       May 28,             June 30,
Tax effects of temporary differences     1997          1996          1995
1st year federal lease rentals       $    61,887   $    61,887   $    61,887
Intangible drilling costs                 99,288       184,771       184,771
Lease impairments                          5,061         6,090         6,090
     Total deferred tax liabilities      166,236       252,748       252,748

Depletion of intangible drilling
  costs                                  (79,942)     (152,804)     (140,458)
Cost of lease surrendered                (36,873)      (36,873)      (36,873)
Depreciation                              (2,670)       (2,670)       (2,670)
Other assets                             (13,799)      (13,799)      (14,436)
Stock options                            (19,500)           -             -
Net operating loss carryforwards        (449,831)     (535,928)     (524,959)
     Total deferred tax assets          (602,615)     (742,074)     (719,396)

Valuation allowances                     346,379       489,326       466,648

     Net deferred tax assets         $    90,000   $        -    $        -



     As discussed in Note #2 on subsequent events, the Company sold its oil and gas properties at a taxable gain of $650,000. Therefore, under the definitions in SFAS 109, it is considered more likely than not that the $90,000 net deferred tax asset at May 28, 1997 will be recognized.

     At May 28, 1997, the Company had unused deductions and credits which may be applied against future taxable income and which expire as follows:

             Percent-
               age           Net
            Depletion     Operating
   Year     in Excess        Loss        Invest-
  Ending     of Cost        Carry-       ment Tax
 June 30,   Depletion      forward        Credit
   1998    $       -     $ 1,131,777   $       -
   1999            -             -           1,641
   2000            -             -           3,397
   2000            -         770,086           890
   2001            -          76,105           -
   2003            -         170,572           -
   2004            -         218,090           -
   2005            -         142,283           -
   2007            -         184,962           -
   2008            -         648,866           -
   2011            -          47,854           -
Indefinite     209,675           -             -

                                      SF11

     In the opinion of management, very immaterial differences exist between the net operating loss carryforwards available for tax purposes and financial reporting purposes.


8.   Oil and Gas Producing Activities

     Capitalized costs relating to oil and gas producing activities are as follows as of:

                                  May 28,                 June 30,
                                    1997            1996            1995
Undeveloped properties         $      80,363   $     452,164   $     550,012
Developed properties               3,726,423       4,335,098       4,285,955
   Total                           3,806,786       4,787,262       4,835,967
Accumulated depreciation and
 depletion                        (2,671,902)     (2,792,301)     (2,443,458)

   Net                         $   1,134,884   $   1,994,961   $   2,392,509


     Costs incurred in oil and gas property acquisitions, exploration, and development activities for the periods ended (all located in the United States) are as follows:

                                  May 28,                 June 30,
                                    1997            1996            1995
Property acquisition:
  Proved                       $          68   $      55,342   $      37,171
  Unproved                                 -           7,629          60,448
Exploration                           51,599         123,100         196,132
Development                                -           5,223         108,319

   Total                       $      51,667   $     191,294   $     402,070










                                        SF12

     Reserve quantity information (unaudited) for the periods ended (all located in the United States):

                                        Proved Developed Reserves
                                            May 28,                             June 30,
                                              1997                     1996                  1995
                                       Oil           Gas          Oil        Gas        Oil        Gas
                                     (bbls)         (mcf)       (bbls)      (mcf)     (bbls)      (mcf)
Beginning of year                      658,080      1,031,881    575,088  1,174,442    668,925  1,309,470
Revisions of previous estimates            313          2,594    165,551   (190,831)   (22,276)        -
Purchases (sales) of minerals in
 place - net                            (2,104)      (143,720)    (1,231)   147,234     18,365          -
Discoveries                                 -            -            -          -          -          -
Production                             (69,000)      (111,131)   (81,328)   (98,964)   (89,926)  (135,028)

End of year                            587,289        779,624    658,080  1,031,881    575,088  1,174,442



                                  Proved Undeveloped Reserves
                                        May 28,                       June 30,
                                          1997                1996                1995
                                     Oil       Gas       Oil       Gas       Oil       Gas
                                    (bbls)    (mcf)     (bbls)    (mcf)     (bbls)    (mcf)

Beginning of year                        -         -         -         -         -         -
Revisions of previous estimates          -         -         -         -         -         -
Purchases (sales) of minerals in
 place                                   -         -         -         -         -         -
Discoveries                              -         -         -         -         -         -
Production                               -         -         -         -         -          -

End of year                              -         -         -         -         -         -


     The above reserve information is based on estimates prepared in 1996 by Allen & Crouch, independent petroleum engineers, from data including ownership interests, operating expenses, production information and current prices furnished to them by the Company with revisions by the Company for 1997 activity. Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Revisions of previous year estimates can have a significant impact on these values. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

                                      SF13

     The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by the SFAS 69 of the FASB. The future cash flows are based on estimates of oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows at (unaudited):

                            May 28,                 June 30,
                              1997            1996            1995
Future cash flows        $  11,408,454   $  11,878,297   $   9,500,916
Future production costs     (5,771,280)     (6,844,832)     (4,766,970)
Future development costs      (341,026)       (310,024)       (281,840)
Future income taxes           (285,833)       (194,972)       (174,388)
Future net cash flows        5,010,315       4,528,469       4,277,718
10% annual discount         (1,503,095)     (1,358,541)     (1,283,315)
   Discounted future net
     cash flows          $   3,507,220   $   3,169,928   $   2,994,403


     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the period ended (unaudited):

                                  May 28,                 June 30,
                                    1997            1996            1995
Sales, net of production
  costs                        $    (697,878)  $    (497,791)  $    (641,437)
Sales of properties                  (99,762)             -               -
Purchases                                 -          (67,728)        149,675
Revisions of previous
  quantity estimates                   7,714       1,463,140        (181,548)
Net changes in prices and
  production costs                   776,496      (1,039,089)      2,113,382
Accretion of discount                350,722         316,993         299,440

     Net changes               $     337,292   $     175,525   $   1,739,512


                                      SF14

     Unaudited sales prices and costs are as follows:

                      1997      1996      1995
Sales price
  Oil (per bbl)    $   18.43 $   17.36 $   15.03
  Gas (per mcf)          .75       .44       .73
Production costs,
 including taxes
  Oil (per bbl)         8.67      8.99      6.88
  Gas (per mcf)          .87       .90       .69

9.   Off-Balance Sheet Risk of Financial Instruments

     Interest bearing, time deposits are held by the Company in commercial banks in excess of the Federal Deposit Insurance Corporation's maximum limits. The excess deposits totaled $1,380,853 at May 28, 1997 and $282,743 at June 30, 1996.


10.  Long-Term Debt and Collateralized Assets

     The following is a summary of notes payable at June 30, 1996:

Note payable to Key Bank in monthly
 installments of $5,345 including interest at
 9.625%, due November 11, 2000 secured by
 a mortgage security agreement on certain
  producing properties                                $   197,108
   Less: Current maturities                               (43,107)

                                                      $   154,001


      The note was paid during the period ending May 28, 1997.

11.  Cash Equivalents

     Included as cash equivalents at May 28, 1997 are investments in Treasury Bills in the amount of $550,604. The cost of these instruments approximates market value and they are intended to be held until maturity.




                                      SF15

12.  Capital Lease

     During the fiscal year 1995, the Company entered into a capital lease for a copier which is recorded in the balance sheet under Other Equipment. Cost of the copier was $2,500 and accumulated depreciation at May 28, 1997 was $1,780.

     Future minimum lease payments under the capital lease as of May 28, 1997 are $571 due within the next year.


13.  Reclassifications

     Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the current year's presentation.


14.  Supplemental Cash Flow Information

     Cash payments during the periods ended May 28, 1997 and June 30, 1996 and 1995 included interest of $6,365, $20,590 and $38,346, respectively.

     In 1997, non-cash financing activities included the issuance of stock options with an aggregate value of $130,000. The Company had previously recorded a liability of $32,491 on a separate option issue.









                                      SF16

                                                                 Exhibit 97.10.1



                          BUSINESS FINANCING AGREEMENT

This Business Financing Agreement ("Agreement") is made as of September 30,
1997 between DEUTSCHE FINANCIAL SERVICES CORPORATION ("DFS") and  Kimbrough
Computer Sales, Inc. , a |   | SOLE PROPRIETORSHIP, |   | PARTNERSHIP, | X |
CORPORATION, |   | LIMITED LIABILITY COMPANY (check applicable term) ("Dealer"), having a principal place of business located at 6886 South Yosemite Street, Englewood, CO 80012.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.  DEFINITIONS
    -----------
    1.1 SPECIAL DEFINITIONS. The following terms will have the following meanings in this Agreement, Agreement for Wholesale Financing and in the Other Agreements:
              "ACCOUNTS": all accounts, leases, contract rights, chattel paper, choses in action and instruments, including any lien or other security interest that secures or may secure any of the foregoing, plus all books, invoices, documents and other records in any form evidencing or relating to any of the foregoing, now owned or hereafter acquired by Dealer.
              "ACCOUNTS RECEIVABLE FACILITY": a credit facility extended pursuant to this Agreement.
              "AGREEMENT FOR WHOLESALE FINANCING": any Agreement for Wholesale Financing, as amended from time to time, which Dealer has executed in conjunction with inventory financing extended by DFS. "AVERAGE CONTRACT BALANCE": the amount determined by dividing:
              (a) the sum of the Daily Contract Balances (as defined in Section 2.1.1) for a billing period; by, (b) the actual number of days in such billing period.
              "DEFAULT": the events or occurrences enumerated in Section 6 "ENTITY": any individual, association, firm, corporation, partnership, limited liability company, trust, governmental body, agency or instrumentality whatsoever.
              "GUARANTOR":  a guarantor of any of the Obligations.
              "INVENTORY": all of Dealer's presently owned and hereafter acquired goods which are held for sale or lease.
              "OBLIGATIONS": all liabilities and indebtedness now or hereafter arising, owing, due or payable from Dealer to DFS (and any of its subsidiaries and affiliates), including any third party claims against Dealer satisfied or acquired by DFS, whether primary or secondary, joint or several, direct, contingent, fixed or otherwise, and whether or not evidenced by instruments or evidences of indebtedness, and all covenants, agreements (including consent to binding arbitration), warranties, duties and representations, whether such Obligations arise under this Agreement, the Other Agreements or any other agreements previously, now or hereafter executed by Dealer and delivered to DFS or by operation of law.
              "OTHER AGREEMENTS": all security agreements (including the Agreement for

              Wholesale Financing), mortgages, leases, instruments, documents, guarantees, schedules, certificates, contracts and similar agreements heretofore, now or hereafter executed by Dealer and delivered to DFS or delivered by or on behalf of Dealer to a third party and assigned to DFS by operation of law or otherwise. "PRIME RATE": the rate of interest which Chase Manhattan Bank publicly announces from time to time as its prime rate or reference rate; provided, however, that for purposes of this Agreement, the interest rate charged to Dealer will at no time be computed on a Prime Rate of less than six and one-half percent ( 6.5 %) per annum. The Prime Rate will change and take effect for purposes of this Agreement on the day that Chase Manhattan Bank announces any change in its Prime Rate or reference rate.

2.  CREDIT FACILITY/INTEREST RATES/FEES
    -----------------------------------
    2.1 ACCOUNTS RECEIVABLE FACILITY. Subject to the terms of this Agreement, DFS agrees to provide to Dealer an Accounts Receivable Facility of Two Million DOLLARS ($ 2,000,000.00 ). DFS' decision to advance funds will not be binding until the funds are actually advanced.
        2.1.1 INTEREST. Dealer agrees to pay interest to DFS on the Daily Contract Balance at a rate equal to the Prime Rate plus zero percent ( 0 %) per annum. Such interest will: (i) be computed based on a 360 day year; (ii) be calculated each day by multiplying the Daily Rate (as defined below) by the Daily Contract Balance (as defined below); and (iii) accrue from the date that DFS authorizes any Electronic Transfer (as defined in Section 3.10 herein) or otherwise makes an advance under the Accounts Receivable Facility until DFS receives the full and final payment of the principal debt which Dealer owes to DFS, subject to the terms of Section 3.8 herein. The "Daily Rate" is the quotient of the applicable annual rate provided herein divided by 360. The "Daily Contract Balance" is the amount of the outstanding principal debt which Dealer owes to DFS on the Accounts Receivable Facility at the end of each day (including the amount of all Electronic Transfers authorized) after DFS has credited the payments which it has received on the Accounts Receivable Facility, subject to the terms of Section 3.8 herein.
        2.1.2 FEES. Dealer agrees to pay to DFS an advance fee equal to zero percent ( 0 %) on each advance to Dealer under the Accounts Receivable Facility.
        2.1.3 MAXIMUM INTEREST. Dealer acknowledges that DFS intends to strictly conform to the applicable usury laws governing this Agreement. Regardless of any provision contained herein or in any other document executed or delivered in connection herewith or therewith, DFS shall never be deemed to have contracted for, charged or be entitled to receive, collect or apply as interest on this Agreement (whether termed interest herein or deemed to be interest by judicial determination or operation of law), any amount in excess of the maximum amount allowed by applicable law, and, if DFS ever receives, collects or applies as interest any such excess, such amount which would be excessive interest will be applied first to the reduction of the unpaid principal balances of advances under this Agreement, and, second, any remaining excess will be paid to Dealer. In determining whether or not the interest paid or payable under any specific contingency exceeds the highest lawful rate, Dealer and DFS shall, to the maximum extent permitted under applicable law: (a) characterize any non-principal payment (other than payments which are expressly designated as interest payments hereunder) as an expense or fee rather than as interest; (b) exclude voluntary pre-payments and the effect thereof; and (c) spread the total amount of interest throughout the entire term of this Agreement so that the interest rate is uniform throughout such term.
    2.2 PAYMENTS. DFS will send Dealer a monthly billing statement(s) identifying all charges due on Dealer's account with DFS. The interest and fee charges specified on each billing statement will be: (a) due and payable in full immediately on receipt, and (b) an account stated, unless DFS receives Dealer's written objection thereto within fifteen
        (15) days after it is mailed to Dealer. If DFS does not receive, by the 25th day of any given month, payment of all charges accrued to Dealer's account with DFS during the immediately preceding month, Dealer will (to the extent allowed by law) pay DFS a late fee ("Late Fee") equal to the greater of $5 or 5% of the amount of such finance charges (payment of the Late Fee does not waive the default caused by the late payment). Dealer will also pay DFS $100 for each of Dealer's checks returned unpaid for insufficient funds (an "NSF check") (such $100 payment repays DFS' estimated administrative costs; it does not waive the default caused by the NSF check). DFS may adjust the billing statement at any time to conform to applicable law and this Agreement. Dealer waives the right to direct the application of any payments hereafter received by DFS on account of the Obligations. DFS will have the continuing exclusive right to apply and reapply any and all such payments in such manner as DFS may deem advisable notwithstanding any entry by DFS upon its books and records.
    2.3 ONE LOAN. DFS may combine all of DFS' advances to Dealer or on Dealer's behalf, whether under this Agreement or any Other Agreements, and whether provided by one or more of DFS' branch offices, together with all finance charges, fees and expenses related thereto, to make one debt owed by Dealer.

3.  ACCOUNTS RECEIVABLE FACILITY - ADDITIONAL PROVISIONS
    ----------------------------------------------------
    3.1 SCHEDULES. Dealer will, no less than weekly or as otherwise agreed to, furnish DFS with a schedule of Accounts ("Schedule") which will: (a) describe all Accounts created or acquired by Dealer since the last Schedule furnished DFS; (b) inform DFS of any rejection of goods by any obligor, delays in delivery of goods, non-performance of contracts and of any assertion of any claim, offset or counterclaim by any obligor; and (c) inform DFS of any adverse information relating to the financial condition of any obligor.
    3.2 AVAILABLE CREDIT. On receipt of each Schedule, DFS will credit Dealer with such amount as DFS may deem advisable up to eighty-five percent ( 85 %) of the net amount of the eligible Accounts listed in such Schedule. DFS will loan Dealer such amounts so credited or a part thereof as requested provided that at no time will such outstanding loans exceed Dealer's maximum Accounts Receivable Facility from time to time established by DFS. No loans need be made by DFS if the Dealer is in Default.
    3.3 INELIGIBLE ACCOUNTS. DFS will have the sole right to determine eligibility of Accounts and, without limiting DFS' discretion in that regard, the following Accounts will be deemed ineligible: (a) Accounts created from the sale of goods and services on non-standard terms and/or that allow for payment to be made more than thirty (30) days from the date of sale; (b) Accounts unpaid more than ninety (90) days from date of invoice; (c) all Accounts of any obligor with fifty percent (50%) or more of the outstanding balance unpaid for more than ninety (90) days from the date of invoice; (d) Accounts for which the obligor is an officer, director, shareholder, partner, member, owner, employee, agent, parent, subsidiary, affiliate of, or is related to Dealer or has common shareholders, officers, directors, owners, partners or members; (e) consignment sales; (f) Accounts for which the payment is or may be conditional; (g) Accounts for which the obligor is not a commercial or institutional entity or is not a resident of the United States or Canada; (h) Accounts with respect to which any warranty or representation provided in Subsection 3.4 is not true and correct; (i) Accounts which represent goods or services purchased for a personal, family or household purpose; (j) Accounts which represent goods used for demonstration purposes or loaned by the Dealer to another party; (k) Accounts which are progress payment, barter, or contra accounts; and (l) any and all other Accounts which DFS deems to be ineligible based on reasonable business practice. If DFS determines that any Account is or becomes an ineligible Account, immediately upon notice thereof from DFS, Dealer will pay to DFS an amount equal to the monies loaned by DFS for such ineligible Account.
    3.4 WARRANTIES AND REPRESENTATIONS. For each Account which Dealer lists on any Schedule, Dealer warrants and represents to DFS that at all times:
        (a) such Account is genuine; (b) such Account is not evidenced by a judgment or promissory note or similar instrument or agreement; (c) it represents an undisputed bona fide transaction completed in accordance with the terms of the invoices and purchase orders relating thereto;
        (d) the goods sold or services rendered which resulted in the creation of such Account have been delivered or rendered to and accepted by the obligor; (e) the amounts shown on the Schedules, Dealer's books and records and all invoices and statements delivered to DFS with respect thereto are owing to Dealer and are not contingent; (f) no payments have been or will be made thereon except payments turned over to DFS;
        (g) there are no offsets, counterclaims or disputes existing or asserted with respect thereto and Dealer has not made any agreement with any obligor for any deduction or discount of the sum payable thereunder except regular discounts allowed by Dealer in the ordinary course of its business for prompt payment; (h) there are no facts or events which in any way impair the validity or enforceability thereof or reduce the amount payable thereunder from the amount shown on the Schedules, Dealer's books and records and the invoices and statements delivered to DFS with respect thereto; (i) all persons acting on behalf of obligors thereon have the authority to bind the obligor; (j) the goods sold or transferred giving rise thereto are not subject to any lien, claim, encumbrance or security interest which is superior to that of DFS; and (k) there are no proceedings or actions known to Dealer which are threatened or pending against any obligor thereon which might result in any material adverse change in such obligor's financial condition.
    3.5 NOTES. Loans made pursuant to this Agreement need not be evidenced by promissory notes unless otherwise required by DFS in DFS' sole discretion.
    3.6 CERTAIN CHARGES. Dealer will: (a) reimburse DFS for all charges made by banks, including charges for collection of checks and other items of payment, and (b) pay DFS' fees for transfers of funds to or from the Dealer. DFS may, from time to time, announce its fees for transfers of funds to or from the Dealer, including the issuance of Electronic Transfers.
    3.7 COLLECTIONS. Unless otherwise directed by DFS, to expedite collection of Accounts for the benefit of DFS, Dealer shall notify all of its obligors to make payment of the Accounts to one or more lock-boxes under the sole control of DFS. The lock-box, and all accounts into which the proceeds of any such lock-box(es) are deposited, shall be established at banks selected by the Dealer and satisfactory to DFS in its sole discretion. Dealer shall issue to any such banks an irrevocable letter of instruction, in form and substance acceptable to DFS, directing such banks to deposit all payments or other remittances received in the lock-box to such account or accounts as DFS shall direct, for application against the outstanding balance of the Obligations. All funds deposited in the lock-box or any such account immediately shall become the property of DFS, and any disbursements of the proceeds in the lock-box or any such account will only be made to DFS. Dealer shall obtain the agreement of such banks to waive any offset rights against the funds so deposited. DFS assumes no responsibility for such lock-box arrangement, including, without limitation, any claim of accord and satisfaction or release with respect to deposits which any banks accept thereunder. All remittances which Dealer receives in payment of any Accounts, and the proceeds of any of the other Collateral, shall be: (i) kept separate and apart from Dealer's own funds so that they are capable of identification as DFS' property; (ii) held by Dealer as trustee of an express trust for DFS' benefit; and
        (iii) shall be immediately deposited in such accounts designated by DFS. All proceeds received or collected by DFS with respect to Accounts, and reserves and other property of Dealer in possession of DFS at any time or times hereafter, may be held by DFS without interest to Dealer until all Obligations are paid in full or applied by DFS on account of the Obligations. DFS may release to Dealer such portions of such reserves and proceeds as DFS may determine. Upon the occurrence and during the continuance of a Default, DFS may notify the obligors that the Accounts have been assigned to DFS, collect the Accounts directly in its own name and charge the collection costs and expenses, including attorneys' fees, to Dealer. DFS has no duty to protect, insure, collect or realize upon the Accounts to preserve rights in them.
    3.8 COLLECTION DAYS. All payments and all amounts received on any Account will be credited by DFS to Dealer's account (subject to final collection thereof) after allowing two (2) business days for collection of checks or other instruments.
    3.9 POWER OF ATTORNEY. Dealer irrevocably appoints DFS (and any person designated by it) as Dealer's true and lawful Attorney with full power to at any time, in the discretion of DFS (whether or not Default has occurred) to: (a) endorse the name of Dealer upon any of the items of payment or proceeds and deposit the same in the account of DFS for application to the Obligations; (b) sign the name of Dealer to verify the accuracy of the Accounts; (c) sign the name of Dealer on any document or instrument that DFS shall deem necessary or appropriate to perfect and maintain perfected the security interests in the Collateral under this Agreement and the Other Agreements; and (d) initiate and settle any insurance claim and endorse Dealer's name on any check, instrument or other item of payment. In the event of a Default, Dealer irrevocably appoints DFS (and any person designated by it) as Dealer's true and lawful Attorney with full power to at any time, in the discretion of DFS to: (i) demand payment, enforce payment and otherwise exercise all of Dealer's rights, and remedies with respect to the collection of any Accounts; (ii) settle, adjust, compromise, extend or renew any Accounts; (iii) settle, adjust or compromise any legal proceedings brought to collect any Accounts; (iv) sell or assign any Accounts upon such terms, for such amounts and at such time or times as DFS may deem advisable; (v) discharge and release any Accounts; (vi) prepare, file and sign Dealer's name on any Proof of Claim in Bankruptcy or similar document against any obligor; (vii) endorse the name of Dealer upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to any Account or goods pertaining thereto; and (viii) take control in any manner of any item of payments or proceeds and for such purpose to notify the Postal Authorities to change the address for delivery of mail addressed to Dealer to such address as DFS may designate. The power of attorney is for value and coupled with an interest and is irrevocable so long as any Obligations remain outstanding and by DFS exercising such right, DFS shall not waive any right against Dealer until the Obligations are paid in full.
    3.10CONTINUING REQUIREMENTS.  Advances hereunder will be made by DFS, at
        Dealer's direction, by paper check, electronic transfer by Automated Clearing House ("ACH"), Fed Wire Funds Transfer ("Fed Wire") or such other electronic means as DFS may announce from time to time (ACH, Fed Wire and such other electronic transfer are collectively referred to as
        "Electronic Transfers").   If Dealer does not request advances be made
        in a specific method of transfer, DFS may determine from time to time in its sole discretion what method of transfer to use. Dealer will:
        (a) if from time to time required by DFS, immediately upon their creation, deliver to DFS copies of all invoices, delivery evidences and other such documents relating to each Account; (b) not permit or agree to any extension, compromise or settlement or make any change to any Account; (c) affix appropriate endorsements or assignments upon all such items of payment and proceeds so that the same may be properly deposited by DFS to DFS' account; (d) immediately notify DFS in writing which Accounts may be deemed ineligible as defined in Subsection 3.3;
        (e) mark all chattel paper and instruments now owned or hereafter acquired by it to show that the same are subject to DFS' security interest and immediately thereafter deliver such chattel paper and instruments to DFS with appropriate endorsements and assignments to DFS; (f) within ten (10) days after the end of each month, provide DFS with a detailed aging of its Accounts for each month, together with the names and addresses of all obligors.
    3.11RELEASE. Dealer releases DFS from all claims and causes of action which Dealer may now or hereafter have for any loss or damage to it claimed to be caused by or arising from: (a) any failure of DFS to protect, enforce or collect, in whole or in part, any Account; (b) DFS' notification to any obligors thereon of DFS' security interest in any of the Accounts; (c) DFS' directing any obligor to pay any sum owing to Dealer directly to DFS; and (d) any other act or omission to act on the part of DFS, its officers, agents or employees, except for gross negligence or willful misconduct. DFS will have no obligation to preserve rights to Accounts against prior parties. Dealer waives all rights of offset and counterclaims Dealer may have against DFS.
    3.12REVIEW. Dealer grants DFS an irrevocable license to enter Dealer's business locations during normal business hours without notice to Dealer to: (a) account for and inspect all Collateral; (b) verify Dealer's compliance with this Agreement; and (c) review, examine, and make copies of Dealer's books, records, files and business procedures and practices. Dealer further agrees to pay DFS a review fee of zero DOLLARS ($ 0 ) for any such review, inspection or examination made by DFS. DFS may, without notice to Dealer and at any time or times hereafter, verify the validity, amount or any other matter relating to any Account by mail, telephone, or other means, in the name of Dealer or DFS.

4.  SECURITY - COLLATERAL
    ---------------------
    4.1 GRANT OF SECURITY INTEREST. To secure payment of all of Dealer's current and future Obligations and to secure Dealer's performance of all of the provisions under this Agreement and the Other Agreements, Dealer grants DFS a security interest in all of Dealer's inventory, equipment, fixtures, accounts, contract rights, chattel paper, security agreements, instruments, deposit accounts, reserves, documents, and general intangibles; and all judgments, claims, insurance policies, and payments owed or made to Dealer thereon; all whether now owned or hereafter acquired, all attachments, accessories, accessions, returns, repossessions, exchanges, substitutions and replacements thereto, and all proceeds thereof. Dealer has secured certain previous debt with certain items of collateral which DFS acknowledges other creditors have a first lien therein, as described in Exhibit A, attached hereto. All such assets are collectively referred to herein as the "Collateral." All of such terms for which meanings are provided in the Uniform Commercial Code of the applicable state are used herein with such meanings. Dealer covenants with DFS that DFS may realize upon all or part of any Collateral in any order it desires and any realization by any means upon any Collateral will not bar realization upon any other collateral. Dealer's liability under this Agreement is direct and unconditional and will not be affected by the release or nonperfection of any security interest granted hereunder. All Collateral financed by DFS, and all proceeds thereof, will be held in trust by Dealer for DFS, with such proceeds being payable in accordance with this Agreement.

5.  WARRANTIES AND REPRESENTATIONS
    ------------------------------
    5.1 AFFIRMATIVE WARRANTIES AND REPRESENTATIONS. Except as otherwise specifically provided in the Other Agreements, Dealer warrants and represents to DFS that: (a) Dealer has good title to all Collateral;
        (b) DFS' security interest in the Accounts will at all times constitute a perfected, first security interest in such Accounts and will not become subordinate to the security interest, lien, encumbrance or claim of any Entity; (c) Dealer will execute all documents DFS requests to perfect and maintain DFS' security interest in the Collateral and to fully consummate the transactions contemplated under this Agreement and the Other Agreements; (d) Dealer will at all times be duly organized, existing, in good standing, qualified and licensed to do business in each state, county, or parish, in which the nature of its business or property so requires; (e) Dealer has the right and is duly authorized to enter into this Agreement; (f) Dealer's execution of this Agreement does not constitute a breach of any agreement to which Dealer is now or hereafter becomes bound; (g) there are and will be no actions or proceedings pending or threatened against Dealer which might result in any material adverse change in Dealer's financial or business condition or which might in any way adversely affect any of Dealer's assets; (h) Dealer will maintain the Collateral in good condition and repair; (i) Dealer has duly filed and will duly file all tax returns required by law; (j) Dealer has paid and will pay when due all taxes, levies, assessments and governmental charges of any nature; (k) Dealer will maintain a system of accounting in accordance with generally accepted accounting principles and account records which contain such information in a format as may be reasonably requested by DFS; DFS acknowledges that Dealer's current system of accounting records is acceptable to DFS; (l) Dealer will keep and maintain all of its books and records pertaining to the Accounts at its principal place of business designated in this Agreement; (m) Dealer will promptly supply DFS with such information concerning it or any Guarantor as DFS hereafter may reasonably request; (n) Dealer will give DFS thirty (30) days prior written notice of any change in Dealer's identity, name, form of business organization, ownership, principal place of business, Collateral locations or other business locations; and before moving any books and records to any other location; (o) Dealer will observe and perform all matters required by any lease, license, concession or franchise forming part of the Collateral in order to maintain all the rights of DFS thereunder; (p) Dealer will advise DFS of the commencement of material legal proceedings against Dealer or any Guarantor; (q) Dealer will comply with all applicable laws and will conduct its business in a manner which preserves and protects the Collateral and the earnings and incomes thereof; and (r) Dealer will keep the Collateral insured for its full insurable value under an "all risk" property insurance policy with a company acceptable to DFS, naming DFS as a lender loss-payee and containing standard lender's loss payable and termination provisions. Dealer will provide DFS with written evidence of such property insurance coverage and lender's loss-payee endorsement.
    5.2 NEGATIVE COVENANTS. Dealer will not at any time (without DFS' prior written consent): (a) grant to or in favor of any Entity a security interest in or permit to exist a lien, claim or encumbrance in the Accounts which is superior to the interest of DFS; (b) other than in the ordinary course of its business, sell, lease or otherwise dispose of or transfer any of its assets; (c) merge or consolidate with another Entity; (d) acquire the assets or ownership interest of any other Entity; (e) enter into any transaction not in the ordinary course of business; (f) guarantee or indemnify or otherwise become in any way liable with respect to the obligations of any Entity, except by endorsement of instruments or items of payment for deposit to the general account of Dealer or which are transmitted or turned over to DFS on account of the Obligations; (g) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of Dealer's capital stock; (h) make any change in Dealer's capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of Dealer to repay the Obligations; (i) make any distribution of Dealer's assets not in the ordinary course of business;
        (j) incur any debts outside of the ordinary course of business except renewals or extensions of existing debts and interest thereon; and (k) make any loans, advances, contributions or payments of money or in goods to any affiliated entity or to any officer, director, stockholder, member or partner of Dealer or of any such entity (except for compensation for personal services actually rendered and for the repayment of the previous shareholders' note and tax consequences thereof).
    5.3 FINANCIAL STATEMENTS.  Dealer will deliver to DFS:  (a) within ninety
        (90) days after the end of each of Dealer's fiscal years, a reasonably detailed balance sheet as of the last day of such fiscal year and a reasonably detailed income statement covering Dealer's operations for such fiscal year, in a form satisfactory to DFS; (b) within forty-five
        (45) days after the end of each of Dealer's fiscal quarters, a reasonably detailed balance sheet as of the last day of such quarter and an income statement covering Dealer's operations for such quarter in a form satisfactory to DFS; (c) within ten (10) days after request therefor by DFS, any other report reasonably requested by DFS relating to the Collateral or the financial condition of Dealer. Dealer warrants and represents to DFS that all financial statements and information relating to Dealer or any Guarantor which have been or may hereafter be delivered by Dealer or any Guarantor to DFS are true and correct and have been and will be prepared in accordance with generally accepted accounting principles consistently applied and, with respect to such previously delivered statements or information, there has been no material adverse change in the financial or business condition of Dealer or any Guarantor since the submission to DFS, either as of the date of delivery, or, if different, the date specified therein, and Dealer acknowledges DFS' reliance thereon.

6.  DEFAULT
    -------
    6.1 DEFINITION. Dealer will be in default under this Agreement if: (a) Dealer breaches any terms, warranties or representations contained herein or in any Other Agreements; (b) Tyrex Oil Company ("Guarantor") breaches any terms, warranties or representations contained in any guaranty or Other Agreements; (c) any representation, statement, report, or certificate made or delivered by Dealer or Guarantor to DFS is not accurate when made;

        (d) Dealer fails to pay any of the Obligations when due and payable;
        (e) Dealer abandons any Collateral; (f) Dealer or Guarantor is or becomes in default in the payment of any debt owed to any third party;
        (g) a money judgment issues against Dealer or Guarantor (dealer will have the right to post a bond, and enter into a defense of such); (h) an attachment, sale or seizure issues or is executed against any assets of Dealer or Guarantor (dealer will have the right to post a bond, and enter into a defense of such); (i) the undersigned dies while Dealer's business is operated as a sole proprietorship, any general partner dies while Dealer's business is operated as a general or limited partnership, or any member dies while Dealer's business is operated as a limited liability company, as applicable; (j) Dealer or Guarantor shall cease existence as a corporation, partnership, limited liability company or trust, as applicable; (k) Dealer or Guarantor ceases or suspends business; (l) Dealer, Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, makes a general assignment for the benefit of creditors; (m) Dealer, Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, becomes insolvent or voluntarily or involuntarily becomes subject to the Federal Bankruptcy Code, any state insolvency law or any similar law; (n) any receiver is appointed for any assets of Dealer, Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable; (o) any guaranty of Dealer's debt to DFS is terminated; (p) Dealer loses any franchise, permission, license or right to sell or deal in any Collateral which DFS finances; (q) Dealer or Guarantor misrepresents Dealer's or such Guarantor's financial condition or organizational structure.
    6.2 RIGHTS OF DFS.  In the event of a Default:
        (a) DFS may at any time at DFS' election, without notice or demand to Dealer, do any one or more of the following: declare all or any of the Obligations immediately due and payable, together with all costs and expenses of DFS' collection activity, including, without limitation, all reasonable attorneys' fees; exercise any or all rights under applicable law (including, without limitation, the right to possess, transfer and dispose of the Collateral); and/or cease extending any additional credit to Dealer (DFS' right to cease extending credit shall not be construed to limit the discretionary nature of this credit facility).
        (b) Dealer will segregate and keep the Collateral in trust for DFS, and in good order and repair, and will not sell, rent, lease, consign, otherwise dispose of or use any Collateral, nor further encumber any Collateral.
        (c) Upon DFS' oral or written demand, Dealer will immediately deliver the Collateral to DFS subject to any prior encumbrance as reflected on Exhibit A attached hereto, in good order and repair, at a place specified by DFS, together with all related documents; or DFS may, in DFS' sole discretion and without notice or demand to Dealer, take immediate possession of the Collateral together with all related documents.
        (d) DFS may, without notice, apply a default finance charge to Dealer's outstanding principal indebtedness equal to the default rate specified in Dealer's financing program with DFS, if any, or if there is none so specified, at the lesser of 3% per annum above the rate in effect immediately prior to the Default, or the highest lawful contract rate of interest permitted under applicable law.
        (e) DFS may, without notice to Dealer and at any time or times enforce payment and collect, by legal proceedings or otherwise, Accounts in the name of Dealer or DFS; and take control of any cash or non-cash items of payment or proceeds of

              Accounts and of any rejected, returned, repossessed or stopped in transit goods relating to Accounts. DFS may at its sole election and without demand enter, with or without process of law, any premises where Collateral might be and, without charge or liability to DFS therefor do one or more of the following: (i) take possession of the Collateral and use or store it in said premises or remove it to such other place or places as DFS may deem convenient; (ii) take possession of all or part of such premises and the Collateral and place a custodian in the exclusive control thereof until completion of enforcement of DFS' security interest in the Collateral or until DFS' removal of the Collateral and, (iii) remain on such premises and use the same, together with Dealer's materials, supplies, books and records, for the purpose of performing all acts necessary and incidental to the collection or liquidation of such Collateral.

              All of DFS' rights and remedies are cumulative. DFS' failure to exercise any of DFS' rights or remedies hereunder will not waive any of DFS' rights or remedies as to any past, current or future Default.
    6.3 SALE OF COLLATERAL. Dealer agrees that if DFS conducts a private sale of any Collateral by requesting bids from 10 or more dealers or distributors in that type of Collateral, any sale by DFS of such Collateral in bulk or in parcels within 120 days of: (a) DFS' taking possession and control of such Collateral; or (b) when DFS is otherwise authorized to sell such Collateral; whichever occurs last, to the bidder submitting the highest cash bid therefor, is a commercially reasonable sale of such Collateral under the Uniform Commercial Code. Dealer agrees that the purchase of any Collateral by a vendor, as provided in any agreement between DFS and the vendor, is a commercially reasonable disposition and private sale of such Collateral under the Uniform Commercial Code, and no request for bids shall be required. Dealer further agrees that 7 or more days prior written notice will be commercially reasonable notice of any public or private sale (including any sale to a vendor). Dealer irrevocably waives any requirement that DFS retain possession and not dispose of any Collateral until after an arbitration hearing, arbitration award, confirmation, trial or final judgment. If DFS disposes of any such Collateral other than as herein contemplated, the commercial reasonableness of such disposition will be determined in accordance with the laws of the state governing this Agreement.

7.  MISCELLANEOUS
    -------------
    7.1 TERMINATION. This Agreement will continue in full force and effect and be non-cancellable by Dealer (except that it may be terminated by DFS upon sixty (60) days written notice to Dealer or in the exercise of its rights and remedies upon Default by Dealer) for a period of one (1) year from the first day of the first month following the date hereof and for successive one (1) year periods thereafter, subject to termination as to future transactions at the end of any such period on at least sixty (60) days prior written notice by Dealer to DFS. If such notice of termination is given by Dealer to DFS, such notice will be ineffective unless Dealer pays to DFS all Obligations on or before the termination date. Any termination of this Agreement by Dealer or DFS will have the effect of accelerating the maturity of all Obligations not then otherwise due.
        7.1.1 TERMINATION PRIVILEGE.  Despite anything to the contrary in
              Section 7.1 of this Agreement, this Agreement may be terminated by Dealer at any time upon sixty (60) days prior written notice and payment to DFS of the following sum (in addition to payment of all Obligations, whether or not by their terms then due) which sum represents liquidated damages for the loss of the bargain and not as a penalty, and the same is hereby acknowledged by Dealer: (1) the product of (a) one half of one percent (.50%) multiplied by (b) the highest Average Contract Balance for the last 12 months (or entire term of this Agreement if less than 12 months) prior to the effective date of termination. This sum will also be paid by Dealer if the Agreement is terminated on account of Dealer's Default.
        7.1.2 EFFECT OF TERMINATION. Dealer will not be relieved from any Obligations to DFS arising out of DFS' advances or commitments made before the effective termination date of this Agreement.
              DFS will retain all of its rights, interests and remedies hereunder until Dealer has paid all of Dealer's Obligations to DFS. All waivers set forth within this Agreement will survive any termination of this Agreement.
    7.2 COLLECTION. Checks and other instruments delivered to DFS on account of the Obligations will constitute conditional payment until such items are actually paid to DFS.
    7.3 DEMAND, ETC. Dealer irrevocably waives notice of: DFS' acceptance of this Agreement, presentment, demand, protest, nonpayment, nonperformance, and dishonor. Dealer and DFS irrevocably waive all rights to claim any punitive and/or exemplary damages. Dealer waives all notices of default and non-payment at maturity of any or all of the Accounts.
    7.4 REIMBURSEMENT. Dealer will assume and reimburse DFS upon demand for all reasonable expenses incurred by DFS in connection with the preparation of this Agreement and the Other Agreements (including fees and costs of outside counsel) and all filing and recording fees and taxes payable in connection with the filing or recording of all documents under this Agreement and the Other Agreements; provided, however, that such reimbursement by Dealer hereunder will not exceed the sum of ONE THOUSAND DOLLARS ($1,000.00).
    7.5 ADDITIONAL OBLIGATIONS. DFS, without waiving or releasing any Obligation or Default, may perform any Obligations that Dealer fails or refuses to perform. All sums paid by DFS on account of the foregoing and any expenses, including reasonable attorneys' fees, will be a part of the Obligations, payable on demand and secured by the Collateral.
    7.6 NO ORAL AGREEMENTS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBTS ARE NOT ENFORCEABLE. TO PROTECT DEALER AND DFS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ALL AGREEMENTS COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING AND THE OTHER AGREEMENTS, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, EXCEPT AS SPECIFICALLY PROVIDED HEREIN OR AS THE PARTIES MAY LATER AGREE IN WRITING TO MODIFY IT. THERE ARE NO UNWRITTEN AGREEMENTS BETWEEN THE PARTIES. DFS may, from time to time, announce in writing to Dealer its policies and procedures regarding its administration of this facility, including, without limitation, DFS' fees for the transfer of funds to or from Dealer, including Electronic Transfers; any subsequent use by Dealer of this facility following any such announcement shall constitute Dealer's acceptance of such revised policies and procedures. If DFS announces new policies and procedures which Dealer does not accept, Dealer may terminate Agreement upon sixty (60) days notice without paying liquidated damages. Time is of the essence regarding Dealer's performance of its obligations to DFS notwithstanding any course of dealing or custom on DFS' part to grant extensions of time. DFS will have the right to refrain from or postpone enforcement of this Agreement or any Other Agreements between DFS and Dealer without prejudice and the failure to strictly enforce these agreements will not be construed as having created a course of dealing between DFS and Dealer contrary to the specific terms of the agreements or as having modified, released or waived the same. The express terms of this Agreement will not be modified by any course of dealing, usage of trade, or custom of trade which may deviate from the terms hereof.
    7.7 SEVERABILITY. If any provision of this Agreement or the Other Agreements or the application thereof is held invalid or unenforceable, the remainder of this Agreement and the Other Agreements will not be impaired or affected and will remain binding and enforceable.
    7.8 SUPPLEMENT. If Dealer and DFS have heretofore executed Other Agreements in connection with all or any part of the Collateral, this Agreement shall supplement each and every Other Agreement previously executed by and between Dealer and DFS, and in that event this Agreement shall neither be deemed a novation nor a termination of any such previously executed Other Agreement nor shall execution of this Agreement be deemed a satisfaction of any obligation secured by such previously executed Other Agreement. In the event of any conflict between the terms of this Agreement and any previously executed Business Financing Agreement between DFS and Dealer, the terms of this Agreement shall control.
    7.9 SECTION TITLES. The Section titles used in this Agreement are for convenience only and do not define or limit the contents of any Section.
    7.10BINDING EFFECT. Dealer cannot assign its interest in this Agreement or any Other Agreements without DFS' prior written consent, and if withheld, Dealer will not be required to pay liquidated damages, although DFS may assign or participate DFS' interest, in whole or in part, without Dealer's consent. This Agreement and the Other Agreements will protect and bind DFS' and Dealer's respective heirs, representatives, successors and assigns.
    7.11NOTICES. Except as otherwise stated herein, all notices, arbitration claims, responses, requests and documents will be sufficiently given or served if mailed or delivered: (a) to Dealer at Dealer's principal place of business specified above; and (b) to DFS at 655 Maryville Centre Drive, St. Louis, Missouri 63141-5832, Attention: General Counsel, or such other address as the parties may hereafter specify in writing.
    7.12RECEIPT OF AGREEMENT. Dealer acknowledges that it has received a true and complete copy of this Agreement. Dealer acknowledges that it has read and understood this Agreement. Notwithstanding anything herein to the contrary: (a) DFS may rely on any facsimile copy, electronic data transmission or electronic data storage of any Schedule, statement, financial statements or other reports, and (b) such facsimile copy, electronic data transmission or electronic data storage will be deemed an original, and the best evidence thereof for all purposes, including, without limitation, under this Agreement or any Other Agreements, and for all evidentiary purposes before any arbitrator, court or other adjudicatory authority.
    7.13INFORMATION. DFS may provide to any third party any credit, financial or other information on Dealer that DFS may from time to time possess. DFS may obtain from any third party any credit, financial or other information regarding Dealer that such third party may from time to time possess.

8.  BINDING ARBITRATION
    -------------------
    8.1 ARBITRABLE CLAIMS. Except as otherwise specified below, all actions, disputes, claims and controversies under common law, statutory law or in equity of any type or nature whatsoever (including, without limitation, all torts, whether regarding negligence, breach of fiduciary duty, restraint of trade, fraud, conversion, duress, interference, wrongful replevin, wrongful sequestration, fraud in the inducement, usury or any other tort, all contract actions, whether regarding express or implied terms, such as implied covenants of good faith, fair dealing, and the commercial reasonableness of any Collateral disposition, or any other contract claim, all claims of deceptive trade practices or lender liability, and all claims questioning the reasonableness or lawfulness of any act), whether arising before or after the date of this Agreement, and whether directly or indirectly relating to: (a) this Agreement or any Other Agreements and/or any amendments and addenda hereto or thereto, or the breach, invalidity or termination hereof or thereof; (b) any previous or subsequent agreement between DFS and Dealer; (c) any act committed by DFS or by any parent company, subsidiary or affiliated company of DFS (the "DFS Companies"), or by any employee, agent, officer or director of an DFS Company whether or not arising within the scope and course of employment or other contractual representation of the DFS Companies provided that such act arises under a relationship, transaction or dealing between DFS and Dealer; and/or (d) any other relationship, transaction or dealing between DFS and Dealer (collectively the "Disputes"), will be subject to and resolved by binding arbitration.
    8.2 ADMINISTRATIVE BODY. All arbitration hereunder will be conducted in accordance with the Commercial Arbitration Rules of The American Arbitration Association ("AAA"). If the AAA is dissolved, disbanded or becomes subject to any state or federal bankruptcy or insolvency proceeding, the parties will remain subject to binding arbitration which will be conducted by a mutually agreeable arbitral forum. The parties agree that all arbitrator(s) selected will be attorneys with at least five (5) years secured transactions experience. The arbitrator(s) will decide if any inconsistency exists between the rules of any applicable arbitral forum and the arbitration provisions contained herein. If such inconsistency exists, the arbitration provisions contained herein will control and supersede such rules. The site of all arbitration proceedings will be in the Division of the Federal Judicial District in which AAA maintains a regional office that is closest to Dealer.
    8.3 DISCOVERY. Discovery permitted in any arbitration proceeding commenced hereunder is limited as follows. No later than thirty (30) days after the filing of a claim for arbitration, the parties will exchange detailed statements setting forth the facts supporting the claim(s) and all defenses to be raised during the arbitration, and a list of all exhibits and witnesses. No later than twenty-one (21) days prior to the arbitration hearing, the parties will exchange a final list of all exhibits and all witnesses, including any designation of any expert witness(es) together with a summary of their testimony; a copy of all documents and a detailed description of any property to be introduced at the hearing. Under no circumstances will the use of interrogatories, requests for admission, requests for the production of documents or the taking of depositions be permitted. However, in the event of the designation of any expert witness(es), the following will occur: (a) all information and documents relied upon by the expert witness(es) will be delivered to the opposing party, (b) the opposing party will be permitted to depose the expert witness(es), (c) the opposing party will be permitted to designate rebuttal expert witness(es), and (d) the arbitration hearing will be continued to the earliest possible date that enables the foregoing limited discovery to be accomplished.

    8.4 EXEMPLARY OR PUNITIVE DAMAGES. The Arbitrator(s) will not have the authority to award exemplary or punitive damages.
    8.5 CONFIDENTIALITY OF AWARDS. All arbitration proceedings, including testimony or evidence at hearings, will be kept confidential, although any award or order rendered by the arbitrator(s) pursuant to the terms of this Agreement may be entered as a judgment or order in any state or federal court and may be confirmed within the federal judicial district which includes the residence of the party against whom such award or order was entered. This Agreement concerns transactions involving commerce among the several states. The Federal Arbitration Act, Title 9 U.S.C. Sections 1 et seq., as amended ("FAA") will govern all arbitration(s) and confirmation proceedings hereunder.
    8.6 PREJUDGMENT AND PROVISIONAL REMEDIES. Nothing herein will be construed to prevent DFS' or Dealer's use of bankruptcy, receivership, injunction, repossession, replevin, claim and delivery, sequestration, seizure, attachment, foreclosure, dation and/or any other prejudgment or provisional action or remedy relating to any Collateral for any current or future debt owed by either party to the other. Any such action or remedy will not waive DFS' or Dealer's right to compel arbitration of any Dispute.
    8.7 ATTORNEYS' FEES. If either Dealer or DFS brings any other action for judicial relief with respect to any Dispute (other than those set forth in Section 8.6), the party bringing such action will be liable for and immediately pay all of the other party's costs and expenses (including attorneys' fees) incurred to stay or dismiss such action and remove or refer such Dispute to arbitration. If either Dealer or DFS brings or appeals an action to vacate or modify an arbitration award and such party does not prevail, such party will pay all costs and expenses, including attorneys' fees, incurred by the other party in defending such action. Additionally, if Dealer sues DFS or institutes any arbitration claim or counterclaim against DFS in which DFS is the prevailing party, Dealer will pay all costs and expenses (including attorneys' fees) incurred by DFS in the course of defending such action or proceeding.
    8.8 LIMITATIONS. Any arbitration proceeding must be instituted: (a) with respect to any Dispute for the collection of any debt owed by either party to the other, within two (2) years after the date the last payment was received by the instituting party; and (b) with respect to any other Dispute, within two (2) years after the date the incident giving rise thereto occurred, whether or not any damage was sustained or capable of ascertainment or either party knew of such incident. Failure to institute an arbitration proceeding within such period will constitute an absolute bar and waiver to the institution of any proceeding, whether arbitration or a court proceeding, with respect to such Dispute.
    8.9 SURVIVAL AFTER TERMINATION. The agreement to arbitrate will survive the termination of this Agreement.

9. INVALIDITY/UNENFORCEABILITY OF BINDING ARBITRATION. IF THIS AGREEMENT IS FOUND TO BE NOT SUBJECT TO ARBITRATION, ANY LEGAL PROCEEDING WITH RESPECT TO ANY DISPUTE WILL BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE WITHOUT A JURY. DEALER AND DFS WAIVE ANY RIGHT TO A JURY TRIAL IN ANY SUCH PROCEEDING.

10. GOVERNING LAW. Dealer acknowledges and agrees that this and all Other Agreements between Dealer and DFS have been substantially negotiated, and will be substantially performed, in the state of ARIZONA . Accordingly, Dealer agrees that all Disputes will be governed by, and construed in accordance with, the laws of such state, except to the extent inconsistent with the provisions of the FAA which shall control and govern all arbitration proceedings hereunder.

    IN WITNESS WHEREOF, Dealer and DFS have executed this Agreement as of the date first set forth hereinabove.

    THIS CONTRACT CONTAINS BINDING ARBITRATION, JURY WAIVER AND PUNITIVE DAMAGE WAIVER PROVISIONS.

DEUTSCHE FINANCIAL SERVICES CORPORATION  Kimbrough Computer Sales, Inc.
                                        ----------------------------------
                                               Dealer's Name


By:  /s/ James M. Wardle            By:    /s/ Frederick J. Slack
    ------------------------            ---------------------------
Print Name:     James M. Wardle     Print Name:    Frederick J. Slack
            -------------------                 ----------------------
Title:     Regional Credit Manager  Title:    CEO
       ---------------------------           ---------------------
                                    By:
                                    Print Name:
                                    Title:


                                    ATTEST:

                                                  /s/ Felipe L. Valdez
                                     -------------------------------------------
                                           (Assistant) Secretary
                                    Print Name:             Felipe L. Valdez
                                                 -------------------------------

                     SECRETARY'S CERTIFICATE OF RESOLUTION

    I certify that I am the Secretary or Assistant Secretary of the corporation named below, and that the following completely and accurately sets forth certain resolutions of the Board of Directors of the corporation adopted at a special meeting thereof held on due notice (and with shareholder approval, if required by law), at which meeting there was present a quorum authorized to transact the business described below, and that the proceedings of the meeting were in accordance with the certificate of incorporation, charter and by-laws of the corporation, and that they have not been revoked, annulled or amended in any manner whatsoever.

    Upon motion duly made and seconded, the following resolution was unanimously adopted after full discussion:

    "RESOLVED, That the several officers, directors, and agents of this corporation, or any one or more of them, are hereby authorized and empowered on behalf of this corporation: to obtain financing from Deutsche Financial Services Corporation ("DFS") in such amounts and on such terms as such officers, directors or agents deem proper; to enter into financing, security, pledge and other agreements with DFS relating to the terms upon which such financing may be obtained and security and/or other credit support is to be furnished by this corporation therefor; from time to time to supplement or amend any such agreements; execute and deliver any and all assignments and schedules; and from time to time to pledge, assign, mortgage, grant security interests, and otherwise transfer, to DFS as collateral security for any obligations of this corporation to DFS, whenever and however arising, any assets of this corporation, whether now owned or hereafter acquired; the Board of Directors hereby ratifying, approving and confirming all that any of said officers, directors or agents have done or may do with respect to the foregoing."

     I do further certify that the following are the names and specimen signatures of the officers and agents of said corporation so empowered and authorized, namely:

President:
                 -------------------------------    -----------------------
                         (Print Name)                     (Signature)
Vice-President:  Frederick J. Slack                     /s/ Frederick J. Slack
                 -------------------------------    ----------------------------
                         (Print Name)                     (Signature)
Secretary:       Felipe L. Valdez                        /s/ Felipe L. Valdez
                 -------------------------------      --------------------------
                         (Print Name)                     (Signature)
Treasurer:       Felipe L. Valdez                        /s/ Felipe L. Valdez
                 -------------------------------      --------------------------
                         (Print Name)                     (Signature)
Agent:           Felipe L. Valdez                        /s/ Felipe L. Valdez
                 -------------------------------      --------------------------
                         (Print Name)                     (Signature)

     IN WITNESS WHEREOF, I have executed and affixed the seal of the corporation on the date stated below.

Dated:    September 30   , 19 97                      /s/ Felipe L. Valdez
      -------------------    -----          ------------------------------------
                                                   (Assistant) Secretary

                                             Kimbrough Computer Sales, Inc.
                                            ----------------------------------
     (SEAL)                                            Corporate Name

                                                                 Exhibit 97.10.2

                       AGREEMENT FOR WHOLESALE FINANCING


This Agreement for Wholesale Financing ("Agreement") is made as of September 30, 1997 between DEUTSCHE FINANCIAL SERVICES CORPORATION ("DFS") and Kimbrough
Computer Sales, Inc., a |  | SOLE PROPRIETORSHIP, |   | PARTNERSHIP, | XX |
CORPORATION, |   | LIMITED LIABILITY COMPANY (check applicable term) ("Dealer"), having a principal place of business located at 6886 South Yosemite Street, Englewood, Colorado 80117.

 1. EXTENSION OF CREDIT. Subject to the terms of this Agreement, DFS may extend credit to Dealer from time to time to purchase inventory from DFS approved vendors ("Vendors") and for other purposes. If DFS advances funds to Dealer following Dealer's execution of this Agreement, DFS will be deemed to have entered into this Agreement with Dealer, whether or not executed by DFS. DFS' decision to advance funds will not be binding until the funds are actually advanced. DFS may combine all of DFS' advances to Dealer or on Dealer's behalf, whether under this Agreement or any other agreement, and whether provided by one or more of DFS' branch offices, together with all finance charges, fees and expenses related thereto, to make one debt owed by Dealer. DFS may, at any time and without notice to Dealer, elect not to finance any inventory sold by particular Vendors who are in default of their obligations to DFS, or with respect to which DFS reasonably feels insecure. This is an agreement regarding the extension of credit, and not the provision of goods or services.

 2. FINANCING TERMS AND STATEMENTS OF TRANSACTION. Dealer and DFS agree that certain financial terms of any advance made by DFS under this Agreement, whether regarding finance charges, other fees, maturities, curtailments or other financial terms, are not set forth herein because such terms depend, in part, upon the availability of Vendor discounts, payment terms or other incentives, prevailing economic conditions, DFS' floorplanning volume with Dealer and with Dealer's Vendors, and other economic factors which may vary over time. Dealer and DFS further agree that it is therefore in their mutual best interest to set forth in this Agreement only the general terms of Dealer's financing arrangement with DFS. Upon agreeing to finance a particular item of inventory for Dealer, DFS will send Dealer a Statement of Transaction identifying such inventory and the applicable financial terms. Unless Dealer notifies DFS in writing of any objection within fifteen (15) days after a Statement of Transaction is mailed to Dealer:
    (a) the amount shown on such Statement of Transaction will be an account stated; (b) Dealer will have agreed to all rates, charges and other terms shown on such Statement of Transaction; (c) Dealer will have agreed that DFS is financing the items of inventory referenced in such Statement of Transaction at Dealer's request; and (d) such Statement of Transaction will be incorporated herein by reference, will be made a part hereof as if originally set forth herein, and will constitute an addendum hereto. If Dealer objects to the terms of any Statement of Transaction, Dealer agrees to pay DFS for such inventory in accordance with the most recent terms for similar inventory to which Dealer has not objected (or, if there are no prior terms, at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law), but Dealer acknowledges that DFS may then elect to terminate Dealer's financing program pursuant to Section 17, and cease making additional advances to Dealer. However, such termination will not accelerate the maturities of advances previously made, unless Dealer shall otherwise be in default of this Agreement.

 3. GRANT OF SECURITY INTEREST. To secure payment of all of Dealer's current and future debts to DFS, whether under this Agreement or any current or future guaranty or other agreement, Dealer grants DFS a security interest in all of Dealer's inventory, equipment, fixtures, accounts, contract rights, chattel paper, security agreements, instruments, deposit accounts, reserves, documents, and general intangibles; and all judgments, claims, insurance policies, and payments owed or made to Dealer thereon; all whether now owned or hereafter acquired, all attachments, accessories, accessions, returns, repossessions, exchanges, substitutions and replacements thereto, and all proceeds thereof. All such assets are collectively referred to herein as the "Collateral." All of such terms for which meanings are provided in the Uniform Commercial Code of the applicable state are used herein with such meanings. All Collateral financed by DFS, and all proceeds thereof, will be held in trust by Dealer for DFS, with such proceeds being payable in accordance with Section 9.

 4. AFFIRMATIVE WARRANTIES AND REPRESENTATIONS. Dealer warrants and represents to DFS that: (a) Dealer has good title to all Collateral; (b) DFS' security interest in the Collateral financed by DFS is not now and will not become subordinate to the security interest, lien, encumbrance or claim of any person (dealer has secured certain previous debt with certain items of collateral which DFS acknowledges other creditors have a first lien therein, as described in Exhibit A, attached hereto); (c) Dealer will execute all documents DFS requests to perfect and maintain DFS' security interest in the Collateral; (d) Dealer will deliver to DFS immediately upon each request, and DFS may retain, each Certificate of Title or Statement of Origin issued for Collateral financed by DFS; (e) Dealer will at all times be duly organized, existing, in good standing, qualified and licensed to do business in each state, county, or parish, in which the nature of its business or property so requires; (f) Dealer has the right and is duly authorized to enter into this Agreement; (g) Dealer's execution of this Agreement does not constitute a breach of any agreement to which Dealer is now or hereafter becomes bound; (h) there are and will be no actions or proceedings pending or threatened against Dealer which might result in any material adverse change in Dealer's financial or business condition or which might in any way adversely affect any of Dealer's assets; (i) Dealer will maintain the Collateral in good condition and repair; (j) Dealer has duly filed and will duly file all tax returns required by law; (k) Dealer has paid and will pay when due all taxes, levies, assessments and governmental charges of any nature; (l) Dealer will keep and maintain all of its books and records pertaining to the Collateral at its principal place of business designated in this Agreement; (m) Dealer will promptly supply DFS with such information concerning it or any Tyrex Oil Company as DFS hereafter may reasonably request; (n) all Collateral will be kept at Dealer's principal place of business listed above, and such other locations, if any, of which Dealer has notified DFS in writing or as listed on any current or future Exhibit "A" attached hereto which written notice(s) to DFS and Exhibit A(s) are incorporated herein by reference; (o) Dealer will give DFS thirty (30) days prior written notice of any change in Dealer's identity, name, form of business organization, ownership, principal place of business, Collateral locations or other business locations, and before moving any books and records to any other location;
    (p) Dealer will observe and perform all matters required by any lease, license, concession or franchise forming part of the Collateral in order to maintain all the rights of DFS thereunder; (q) Dealer will advise DFS of the commencement of material legal proceedings against Dealer or any guarantor; and (r) Dealer will comply with all applicable laws and will conduct its business in a manner which preserves and protects the Collateral and the earnings and incomes thereof.

 5. NEGATIVE COVENANTS. Dealer will not at any time (without DFS' prior written consent): (a) other than in the ordinary course of its business, sell, lease or otherwise dispose of or transfer any of its assets; (b) rent, lease, demonstrate, consign, or use any Collateral financed by DFS; or (c) merge or consolidate with another entity.

 6. INSURANCE. Dealer will immediately notify DFS of any loss, theft or damage to any Collateral. Dealer will keep the Collateral insured for its full insurable value under an "all risk" property insurance policy with a company acceptable to DFS, naming DFS as a lender loss-payee and containing standard lender's loss payable and termination provisions. Dealer will provide DFS with written evidence of such property insurance coverage and lender's loss-payee endorsement.

 7. FINANCIAL STATEMENTS. Dealer will deliver to DFS: (a) within ninety (90) days after the end of each of Dealer's fiscal years, a reasonably detailed balance sheet as of the last day of such fiscal year and a reasonably detailed income statement covering Dealer's operations for such fiscal year, in a form satisfactory to DFS; (b) within forty-five (45) days after the end of each of Dealer's fiscal quarters, a reasonably detailed balance sheet as of the last day of such quarter and an income statement covering Dealer's operations for such quarter, in a form satisfactory to DFS; and
    (c) within ten (10) days after request therefor by DFS, any other report requested by DFS relating to the Collateral or the financial condition of Dealer. Dealer warrants and represents to DFS that all financial statements and information relating to Dealer or any guarantor which have been or may hereafter be delivered by Dealer or any guarantor are true and correct and have been and will be prepared in accordance with generally accepted accounting principles consistently applied and, with respect to such previously delivered statements or information, there has been no material adverse change in the financial or business condition of Dealer or any guarantor since the submission to DFS, either as of the date of delivery, or, if different, the date specified therein, and Dealer acknowledges DFS' reliance thereon.

 8. REVIEWS. Dealer grants DFS an irrevocable license to enter Dealer's business locations during normal business hours with 48 hours without notice to Dealer (unless Dealer is in default hereunder, in which event no advance notice will be required) to: (a) account for and inspect all Collateral; (b) verify Dealer's compliance with this Agreement; and (c) examine and copy Dealer's books and records related to the Collateral.

 9. PAYMENT TERMS. Dealer will immediately pay DFS the principal indebtedness owed DFS on each item of Collateral financed by DFS (as shown on the Statement of Transaction identifying such Collateral) on the earliest occurrence of any of the following events: (a) when such Collateral is lost, stolen or damaged upon receipt of insurance proceeds if covered by insurance, or immediately when such collateral is lost stolen or damaged if such collateral is not covered by insurance; (b) for Collateral financed under Pay-As-Sold ("PAS") terms (as shown on the Statement of Transaction identifying such Collateral), when such Collateral is sold, transferred, rented, leased, otherwise disposed of or matured; (c) in strict accordance with any curtailment schedule for such Collateral (as shown on the Statement of Transaction identifying such Collateral); (d) for Collateral financed under Scheduled Payment Program ("SPP") terms (as shown on the Statement of Transaction identifying such Collateral), in strict accordance with the installment payment schedule; and (e) when otherwise required under the terms of any financing program agreed to in writing by the parties. Regardless of the SPP terms pertaining to any Collateral financed by DFS, if DFS determines that the current outstanding debt which Dealer owes to DFS exceeds the aggregate wholesale invoice price of such Collateral in Dealer's possession, Dealer will immediately upon demand pay DFS the difference between such outstanding debt and the aggregate wholesale invoice price of such Collateral. If Dealer from time to time is required to make immediate payment to DFS of any past due obligation discovered during any Collateral review, or at any other time, Dealer agrees that acceptance of such payment by DFS shall not be construed to have waived or amended the terms of its financing program. The proceeds of any Collateral received by Dealer will be held by Dealer in trust for DFS' benefit, for application as provided in this Agreement. Dealer will send all payments to DFS' branch office(s) responsible for Dealer's account.
    DFS may apply: (i) payments to reduce finance charges first and then principal, regardless of Dealer's instructions; and (ii) principal payments to the oldest (earliest) invoice for Collateral financed by DFS, but, in any event, all principal payments will first be applied to such Collateral which is sold, lost, stolen, damaged, rented, leased, or otherwise disposed of or unaccounted for. Any third party discount, rebate, bonus or credit granted to Dealer for any Collateral will not reduce the debt Dealer owes DFS until DFS has received payment therefor in cash. Dealer will: (1) pay DFS even if any Collateral is defective or fails to conform to any warranties extended by any third party; (2) not assert against DFS any claim or defense Dealer has against any third party; and (3) indemnify and hold DFS harmless against all claims and defenses asserted by any buyer of the Collateral relating to the condition of, or any representations regarding, any of the Collateral. Dealer waives all rights of offset and counterclaims Dealer may have against DFS.

10. CALCULATION OF CHARGES. Dealer will pay finance charges to DFS on the outstanding principal debt which Dealer owes DFS for each item of Collateral financed by DFS at the rate(s) shown on the Statement of Transaction identifying such Collateral, unless Dealer objects thereto as provided in Section 2. The finance charges attributable to the rate shown on the Statement of Transaction will: (a) be computed based on a 360 day year; (b) be calculated by multiplying the Daily Charge (as defined below) by the actual number of days in the applicable billing period; and (c) accrue from the invoice date of the Collateral identified on such Statement of Transaction until DFS receives full payment in good funds of the principal debt Dealer owes DFS for each item of such Collateral in accordance with DFS' payment recognition policy and DFS applies such payment to Dealer's principal debt in accordance with the terms of this Agreement. The "Daily Charge" is the product of the Daily Rate (as defined below) multiplied by the Average Daily Balance (as defined below). The "Daily Rate" is the quotient of the annual rate shown on the Statement of Transaction divided by 360, or the monthly rate shown on the Statement of Transaction divided by 30. The "Average Daily Balance" is the quotient of
    (i) the sum of the outstanding principal debt owed DFS on each day of a billing period for each item of Collateral identified on a Statement of Transaction, divided by (ii) the actual number of days in such billing period. Dealer will also pay DFS $100 for each check returned unpaid for insufficient funds (an "NSF check") (such $100 payment repays DFS' estimated administrative costs; it does not waive the default caused by the NSF check). The annual percentage rate of the finance charges relating to any item of Collateral financed by DFS will be calculated from the invoice date of such Collateral, regardless of any period during which any finance charge subsidy shall be paid or payable by any third party. Dealer acknowledges that DFS intends to strictly conform to the applicable usury laws governing this Agreement. Regardless of any provision contained herein or in any other document executed or delivered in connection herewith or therewith, DFS shall never be deemed to have contracted for, charged or be entitled to receive, collect or apply as interest on this Agreement (whether termed interest herein or deemed to be interest by judicial determination or operation of law), any amount in excess of the maximum amount allowed by applicable law, and, if DFS ever receives, collects or applies as interest any such excess, such amount which would be excessive interest will be applied first to the reduction of the unpaid principal balances of advances under this Agreement, and, second, any remaining excess will be paid to Dealer. In determining whether or not the interest paid or payable under any specific contingency exceeds the highest lawful rate, Dealer and DFS shall, to the maximum extent permitted under applicable law: (A) characterize any non-principal payment (other than payments which are expressly designated as interest payments hereunder) as an expense or fee rather than as interest; (B) exclude voluntary pre-payments and the effect thereof; and (C) spread the total amount of interest throughout the entire term of this Agreement so that the interest rate is uniform throughout such term.

11. BILLING STATEMENT. DFS will send Dealer a monthly billing statement identifying all charges due on Dealer's account with DFS. The charges specified on each billing statement will be: (a) due and payable in full immediately on receipt; and (b) an account stated, unless DFS receives Dealer's written objection thereto within 15 days after it is mailed to Dealer. If DFS does not receive, by the 25th day of any given month, payment of all charges accrued to Dealer's account with DFS during the immediately preceding month, Dealer will (to the extent allowed by law) pay DFS a late fee ("Late Fee") equal to the greater of $5 or 5% of the amount of such finance charges (payment of the Late Fee does not waive the default caused by the late payment). DFS may adjust the billing statement at any time to conform to applicable law and this Agreement.

12. DEFAULT. Dealer will be in default under this Agreement if: (a) Dealer breaches any terms, warranties or representations contained herein, in any Statement of Transaction to which Dealer has not objected as provided in
    Section 2, or in any other agreement between DFS and Dealer; (b) any guarantor of Dealer's debts to DFS breaches any terms, warranties or representations contained in any guaranty or other agreement between the guarantor and DFS; (c) any representation, statement, report or certificate made or delivered by Dealer or any guarantor to DFS is not accurate when made; (d) Dealer fails to pay any portion of Dealer's debts to DFS when due and payable hereunder or under any other agreement between DFS and Dealer;
    (e) Dealer abandons any Collateral; (f) Dealer or any guarantor is or becomes in default in the payment of any debt owed to any third party; (g) a money judgment issues against Dealer or any guarantor (dealer will have the right to post a bond, and enter into a defencse of such); (h) an attachment, sale or seizure issues or is executed against any assets of Dealer or of any guarantor; (i) the undersigned dies while Dealer's business is operated as a sole proprietorship, any general partner dies while Dealer's business is operated as a general or limited partnership, or any member dies while Dealer's business is operated as a limited liability company, as applicable; (j) any guarantor dies; (k) Dealer or any guarantor shall cease existence as a corporation, partnership, limited liability company or trust, as applicable; (l) Dealer or any guarantor ceases or suspends business; (m) Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, makes a general assignment for the benefit of creditors; (n) Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, becomes insolvent or voluntarily or involuntarily becomes subject to the Federal Bankruptcy Code, any state insolvency law or any similar law; (o) any receiver is appointed for any assets of Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable; (p) any guaranty of Dealer's debts to DFS is terminated; (q) Dealer loses any franchise, permission, license or right to sell or deal in any Collateral which DFS finances; (r) Dealer or any guarantor misrepresents Dealer's or such guarantor's financial condition or organizational structure.

13. RIGHTS OF DFS UPON DEFAULT.  In the event of a default:
    (a) DFS may at any time at DFS' election, without notice or demand to Dealer, do any one or more of the following: declare all or any part of the debt Dealer owes DFS immediately due and payable, together with all costs and expenses of DFS' collection activity, including, without limitation, all reasonable attorneys' fees; exercise any or all rights under applicable law (including, without limitation, the right to possess, transfer and dispose of the Collateral); and/or cease extending any additional credit to Dealer (DFS' right to cease extending credit shall not be construed to limit the discretionary nature of this credit facility).
    (b) Dealer will segregate and keep the Collateral in trust for DFS, and in good order and repair, and will not sell, rent, lease, consign, otherwise dispose of or use any Collateral, nor further encumber any Collateral.
    (c) Upon DFS' oral or written demand, Dealer will immediately deliver the Collateral to DFS (subject to any prior encumbrance as reflected in Exhibit A, attached hereto), in good order and repair, at a place specified by DFS, together with all related documents; or DFS may, in DFS' sole discretion and without notice or demand to Dealer, take immediate possession of the Collateral together with all related documents.
    (d) DFS may, without notice, apply a default finance charge to Dealer's outstanding principal indebtedness equal to the default rate specified in Dealer's financing program with DFS, if any, or if there is none so specified, at the lesser of 3% per annum above the rate in effect immediately prior to the default, or the highest lawful contract rate of interest permitted under applicable law.

          All of DFS' rights and remedies are cumulative. DFS' failure to exercise any of DFS' rights or remedies hereunder will not waive any of DFS' rights or remedies as to any past, current or future default.

14. SALE OF COLLATERAL. Dealer agrees that if DFS conducts a private sale of any Collateral by requesting bids from 10 or more dealers or distributors in that type of Collateral, any sale by DFS of such Collateral in bulk or in parcels within 120 days of: (a) DFS' taking possession and control of such Collateral; or (b) when DFS is otherwise authorized to sell such Collateral; whichever occurs last, to the bidder submitting the highest cash bid therefor, is a commercially reasonable sale of such Collateral under the Uniform Commercial Code. Dealer agrees that the purchase of any Collateral by a Vendor, as provided in any agreement between DFS and the Vendor, is a commercially reasonable disposition and private sale of such Collateral under the Uniform Commercial Code, and no request for bids shall be required. Dealer further agrees that 7 or more days prior written notice will be commercially reasonable notice of any public or private sale (including any sale to a Vendor). Dealer irrevocably waives any requirement that DFS retain possession and not dispose of any Collateral until after an arbitration hearing, arbitration award, confirmation, trial or final judgment. If DFS disposes of any such Collateral other than as herein contemplated, the commercial reasonableness of such disposition will be determined in accordance with the laws of the state governing this Agreement.

15. POWER OF ATTORNEY. Dealer grants DFS an irrevocable power of attorney to: execute or endorse on Dealer's behalf any checks, financing statements, instruments, Certificates of Title and Statements of Origin pertaining to the Collateral; supply any omitted information and correct errors in any documents between DFS and Dealer; initiate and settle any insurance claim pertaining to the Collateral; and do anything to preserve and protect the Collateral and DFS' rights and interest therein.

16. INFORMATION. DFS may provide to any third party any credit, financial or other information on Dealer that DFS may from time to time possess. DFS may obtain from any Vendor any credit, financial or other information regarding Dealer that such Vendor may from time to time possess.

17. TERMINATION. Either party may terminate this Agreement at any time by written notice received by the other party. If DFS terminates this Agreement, Dealer agrees that if Dealer: (a) is not in default hereunder, 60 days prior notice of termination is reasonable and sufficient (although this provision shall not be construed to mean that shorter periods may not, in particular circumstances, also be reasonable and sufficient); or (b) is in default hereunder, no prior notice of termination is required. Dealer will not be relieved from any obligation to DFS arising out of DFS' advances or commitments made before the effective termination date of this Agreement. DFS will retain all of its rights, interests and remedies hereunder until Dealer has paid all of Dealer's debts to DFS. All waivers set forth within this Agreement will survive any termination of this Agreement.

18. BINDING EFFECT. Dealer cannot assign its interest in this Agreement without DFS' prior written consent, although DFS may assign or participate DFS' interest, in whole or in part, without Dealer's consent. This Agreement will protect and bind DFS' and Dealer's respective heirs, representatives, successors and assigns.

19. NOTICES. Except as otherwise stated herein, all notices, arbitration claims, responses, requests and documents will be sufficiently given or served if mailed or delivered: (a) to Dealer at Dealer's principal place of business specified above; and (b) to DFS at 655 Maryville Centre Drive, St. Louis, Missouri 63141-5832, Attention: General Counsel, or such other address as the parties may hereafter specify in writing.

20. NO ORAL AGREEMENTS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBTS ARE NOT ENFORCEABLE. TO PROTECT DEALER AND DFS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ALL AGREEMENTS COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, EXCEPT AS SPECIFICALLY PROVIDED HEREIN OR AS THE PARTIES MAY LATER AGREE IN WRITING TO MODIFY IT. THERE ARE NO UNWRITTEN AGREEMENTS BETWEEN THE PARTIES.

21. OTHER WAIVERS. Dealer irrevocably waives notice of: DFS' acceptance of this Agreement, presentment, demand, protest, nonpayment, nonperformance, and dishonor. Dealer and DFS irrevocably waive all rights to claim any punitive and/or exemplary damages.

22. SEVERABILITY. If any provision of this Agreement or its application is invalid or unenforceable, the remainder of this Agreement will not be impaired or affected and will remain binding and enforceable.

23. SUPPLEMENT. If Dealer and DFS have heretofore executed other agreements in connection with all or any part of the Collateral, this Agreement shall supplement each and every other agreement previously executed by and between Dealer and DFS, and in that event this Agreement shall neither be deemed a novation nor a termination of such previously executed agreement nor shall execution of this Agreement be deemed a satisfaction of any obligation secured by such previously executed agreement.

24. RECEIPT OF AGREEMENT. Dealer acknowledges that it has received a true and complete copy of this Agreement. Dealer acknowledges that it has read and understood this Agreement. Notwithstanding anything herein to the contrary: (a) DFS may rely on any facsimile copy, electronic data transmission or electronic data storage of this Agreement, any Statement of Transaction, billing statement, invoice from a Vendor, financial statements or other reports, and (b) such facsimile copy, electronic data transmission or electronic data storage will be deemed an original, and the best evidence thereof for all purposes, including, without limitation, under this Agreement or any other agreement between DFS and Dealer, and for all evidentiary purposes before any arbitrator, court or other adjudicatory authority.

25. MISCELLANEOUS. Time is of the essence regarding Dealer's performance of its obligations to DFS notwithstanding any course of dealing or custom on DFS' part to grant extensions of time. Dealer's liability under this Agreement is direct and unconditional and will not be affected by the release or nonperfection of any security interest granted hereunder. DFS will have the right to refrain from or postpone enforcement of this Agreement or any other agreements between DFS and Dealer without prejudice and the failure to strictly enforce these agreements will not be construed as having created a course of dealing between DFS and Dealer contrary to the specific terms of the agreements or as having modified, released or waived the same. The express terms of this Agreement will not be modified by any course of dealing, usage of trade, or custom of trade which may deviate from the terms hereof. If Dealer fails to pay any taxes, fees or other obligations which may impair DFS' interest in the Collateral, or fails to keep the Collateral insured, DFS may, but shall not be required to, pay such taxes, fees or obligations and pay the cost to insure the Collateral, and the amounts paid will be: (a) an additional debt owed by Dealer to DFS, which shall be subject to finance charges as provided herein; and (b) due and payable immediately in full. Dealer agrees to pay all of DFS' reasonable attorneys' fees and expenses incurred by DFS in enforcing DFS' rights hereunder. The Section titles used in this Agreement are for convenience only and do not define or limit the contents of any Section.

26. BINDING ARBITRATION.
    26.1 ARBITRABLE CLAIMS. Except as otherwise specified below, all actions, disputes, claims and controversies under common law, statutory law or in equity of any type or nature whatsoever (including, without limitation, all torts, whether regarding negligence, breach of fiduciary duty, restraint of trade, fraud, conversion, duress, interference, wrongful replevin, wrongful sequestration, fraud in the inducement, usury or any other tort, all contract actions, whether regarding express or implied terms, such as implied covenants of good faith, fair dealing, and the commercial reasonableness of any Collateral disposition, or any other contract claim, all claims of deceptive trade practices or lender liability, and all claims questioning the reasonableness or lawfulness of any act), whether arising before or after the date of this Agreement, and whether directly or indirectly relating to: (a) this Agreement and/or any amendments and addenda hereto, or the breach, invalidity or termination hereof; (b) any previous or subsequent agreement between DFS and Dealer; (c) any act committed by DFS or by any parent company, subsidiary or affiliated company of DFS (the "DFS Companies"), or by any employee, agent, officer or director of a DFS Company whether or not arising within the scope and course of employment or other contractual representation of the DFS Companies provided that such act arises under a relationship, transaction or dealing between DFS and Dealer; and/or (d) any other relationship, transaction or dealing between DFS and Dealer (collectively the "Disputes"), will be subject to and resolved by binding arbitration.
    26.2 ADMINISTRATIVE BODY. All arbitration hereunder will be conducted in accordance with the Commercial Arbitration Rules of The American Arbitration Association ("AAA"). If the AAA is dissolved, disbanded or becomes subject to any state or federal bankruptcy or insolvency proceeding, the parties will remain subject to binding arbitration which will be conducted by a mutually agreeable arbitral forum. The parties agree that all arbitrator(s) selected will be attorneys with at least five (5) years secured transactions experience. The arbitrator(s) will decide if any inconsistency exists between the rules of any applicable arbitral forum and the arbitration provisions contained herein. If such inconsistency exists, the arbitration provisions contained herein will control and supersede such rules.
          The site of all arbitration proceedings will be in the Division of the Federal Judicial District in which AAA maintains a regional office that is closest to Dealer.
    26.3 DISCOVERY. Discovery permitted in any arbitration proceeding commenced hereunder is limited as follows. No later than thirty (30) days after the filing of a claim for arbitration, the parties will exchange detailed statements setting forth the facts supporting the claim(s) and all defenses to be raised during the arbitration, and a list of all exhibits and witnesses. No later than twenty-one (21) days prior to the arbitration hearing, the parties will exchange a final list of all exhibits and all witnesses, including any designation of any expert witness(es) together with a summary of their testimony; a copy of all documents and a detailed description of any property to be introduced at the hearing. Under no circumstances will the use of interrogatories, requests for admission, requests for the production of documents or the taking of depositions be permitted. However, in the event of the designation of any expert witness(es), the following will occur: (a) all information and documents relied upon by the expert witness(es) will be delivered to the opposing party, (b) the opposing party will be permitted to depose the expert witness(es), (c) the opposing party will be permitted to designate rebuttal expert witness(es), and (d) the arbitration hearing will be continued to the earliest possible date that enables the foregoing limited discovery to be accomplished.
    26.4 EXEMPLARY OR PUNITIVE DAMAGES. The Arbitrator(s) will not have the authority to award exemplary or punitive damages.
    26.5 CONFIDENTIALITY OF AWARDS. All arbitration proceedings, including testimony or evidence at hearings, will be kept confidential, although any award or order rendered by the arbitrator(s) pursuant to the terms of this Agreement may be entered as a judgment or order in any state or federal court and may be confirmed within the federal judicial district which includes the residence of the party against whom such award or order was entered. This Agreement concerns transactions involving commerce among the several states. The Federal Arbitration Act, Title 9 U.S.C. Sections 1 et seq., as amended ("FAA") will govern all arbitration(s) and confirmation proceedings hereunder.
    26.6 PREJUDGMENT AND PROVISIONAL REMEDIES. Nothing herein will be construed to prevent DFS' or Dealer's use of bankruptcy, receivership, injunction, repossession, replevin, claim and delivery, sequestration, seizure, attachment, foreclosure, dation and/or any other prejudgment or provisional action or remedy relating to any Collateral for any current or future debt owed by either party to the other. Any such action or remedy will not waive DFS' or Dealer's right to compel arbitration of any Dispute.
    26.7 ATTORNEYS' FEES. If either Dealer or DFS brings any other action for judicial relief with respect to any Dispute (other than those set forth in Section 26.6), the party bringing such action will be liable for and immediately pay all of the other party's costs and expenses (including attorneys' fees) incurred to stay or dismiss such action and remove or refer such Dispute to arbitration. If either Dealer or DFS brings or appeals an action to vacate or modify an arbitration award and such party does not prevail, such party will pay all costs and expenses, including attorneys' fees, incurred by the other party in defending such action. Additionally, if Dealer sues DFS or institutes any arbitration claim or counterclaim against DFS in which DFS is the prevailing party, Dealer will pay all costs and expenses (including attorneys' fees) incurred by DFS in the course of defending such action or proceeding.
    26.8 LIMITATIONS. Any arbitration proceeding must be instituted: (a) with respect to any Dispute for the collection of any debt owed by either party to the other, within two (2) years after the date the last payment was received by the instituting party; and (b) with respect to any other Dispute, within two (2) years after the date the incident giving rise thereto occurred, whether or not any damage was sustained or capable of ascertainment or either party knew of such incident. Failure to institute an arbitration proceeding within such period will constitute an absolute bar and waiver to the institution of any proceeding, whether arbitration or a court proceeding, with respect to such Dispute.
    26.9 SURVIVAL AFTER TERMINATION. The agreement to arbitrate will survive the termination of this Agreement.
27. INVALIDITY/UNENFORCEABILITY OF BINDING ARBITRATION. IF THIS AGREEMENT IS FOUND TO BE NOT SUBJECT TO ARBITRATION, ANY LEGAL PROCEEDING WITH RESPECT
    TO ANY DISPUTE WILL BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A
    JUDGE WITHOUT A JURY.  DEALER AND DFS WAIVE ANY RIGHT TO A JURY TRIAL IN
    ANY SUCH PROCEEDING.

28. GOVERNING LAW. Dealer acknowledges and agrees that this and all other agreements between Dealer and DFS have been substantially negotiated, and will be substantially performed, in the state of ARIZONA. Accordingly, Dealer agrees that all Disputes will be governed by, and construed in accordance with, the laws of such state, except to the extent inconsistent with the provisions of the FAA which shall control and govern all arbitration proceedings hereunder.

    IN WITNESS WHEREOF, Dealer and DFS have executed this Agreement as of the date first set forth hereinabove.

THIS CONTRACT CONTAINS BINDING ARBITRATION, JURY WAIVER AND PUNITIVE DAMAGE WAIVER PROVISIONS.

DEUTSCHE FINANCIAL SERVICES CORPORATION Kimbrough Computer Sales, Inc.
                                        ----------------------------------------
                                               Dealer's Name

By:   /s/ James M. Wardle           By:       /s/ Frederick J. Slack
   --------------------------------     -----------------------------------
Print Name: James M. Wardle          Print Name:   Frederick J. Slack
           -------------------------            ---------------------------
Title:      Regional Credit Manager  Title:             CEO
      ------------------------------       --------------------------------

                                    By:
                                    Print Name:
                                    Title:

                                    ATTEST:

                                                /s/ Felipe L. Valdez
                                     --------------------------------------
                                                (Assistant) Secretary
                                    Print Name:      Felipe L. Valdez
                                                 --------------------------

                     SECRETARY'S CERTIFICATE OF RESOLUTION

    I certify that I am the Secretary or Assistant Secretary of the corporation named below, and that the following completely and accurately sets forth certain resolutions of the Board of Directors of the corporation adopted at a special meeting thereof held on due notice (and with shareholder approval, if required by law), at which meeting there was present a quorum authorized to transact the business described below, and that the proceedings of the meeting were in accordance with the certificate of incorporation, charter and by-laws of the corporation, and that they have not been revoked, annulled or amended in any manner whatsoever.

    Upon motion duly made and seconded, the following resolution was unanimously adopted after full discussion:

    "RESOLVED, That the several officers, directors, and agents of this corporation, or any one or more of them, are hereby authorized and empowered on behalf of this corporation: to obtain financing from Deutsche Financial Services Corporation ("DFS") in such amounts and on such terms as such officers, directors or agents deem proper; to enter into financing, security, pledge and other agreements with DFS relating to the terms upon which such financing may be obtained and security and/or other credit support is to be furnished by this corporation therefor; from time to time to supplement or amend any such agreements; and from time to time to pledge, assign, mortgage, grant security interests, and otherwise transfer, to DFS as collateral security for any obligations of this corporation to DFS, whenever and however arising, any assets of this corporation, whether now owned or hereafter acquired; the Board of Directors hereby ratifying, approving and confirming all that any of said officers, directors or agents have done or may do with respect to the foregoing."

    IN WITNESS WHEREOF, I have executed and affixed the seal of the corporation on the date stated below.

Dated:    September 30    , 19  97
      --------------------    ----
                                        /s/ Felipe L. Valdez
                                     ----------------------------
                                                 (Assistant) Secretary

                                    Kimbrough Computer Sales, Inc.
                                     -------------------------------------------
                                                   Corporate Name
    (SEAL)

                                                                Exhibit 97.10.10
                                  SCHEDULE 4.4


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is signed as of the 28th day of May, 1997, by and between 3SI, Inc., a Colorado corporation (hereinafter referred to as "3SI"), and Frederick J. Slack (hereinafter referred to as "Slack").

                                WITNESSETH THAT:

     WHEREAS, Slack has been employed by 3SI as a full-time employee of 3SI; and

     WHEREAS, Slack's full-time employment will continue after 3SI's merger with Tyrex Oil Company, a Wyoming corporation ("Tyrex") on or about May 31, 1997; and

     WHEREAS, 3SI and Slack desire to state in writing the terms and conditions of their agreements and understandings, and to continue the term of Slack's employment on a full-time basis hereunder;

     NOW, THEREFORE, in consideration of the foregoing, of the mutual promises herein contained, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending legally to be bound, agree as follows:

1.   Term of Employment.
     ------------------
     The term shall commence on June 1, 1997, and shall continue through May 31, 2000, unless sooner terminated in accordance with the provisions of Paragraph
4.2 below.

2.   Duties.
     ------

     2.1 It is understood and agreed that Slack's principal duties on behalf of 3SI are and shall be as Chief Executive Officer and as a member of the Board of Directors, or such additional responsibilities as may be mutually agreed by Slack and the Board of Directors of 3SI.

     2.2 Slack covenants and agrees that at all times during the term of this Agreement, he shall devote his best efforts to his duties as an employee of 3SI; provided, that he shall not be required to work on any set schedule or for any set number of hours.

3.   Compensation.
     ------------

     3.1  Salary.  As compensation for the services to be rendered by Slack for
          ------
3SI under this Agreement, including services as a director of 3SI, Slack shall be paid the following annual salary, on the same basis (biweekly) as 3SI's payroll, during the term hereof:

Term                                              Salary
-----------------------------------------------------------
1st Year (June 1, 1997-May 31, 1998)              $110,000

2nd Year                                          $120,000

3rd Year                                          $125,000

     [3.2 Bonus.  The employee shall also be entitled to incentive bonuses as,
          -----
when and if declared by the Board of Directors.]

4.   Additional Benefits.
     -------------------

     In addition to, and not in limitation of, the compensation referred to in Paragraph 3, Slack shall be paid the following additional benefits during the term hereof:

     4.1  Reimbursement.  Reimbursement of all reasonable expenses incurred by
          -------------
Slack in connection with performance of his duties, upon submission of vouchers. Reasonable expenses shall include, but not be limited to all reasonable out-of-pocket expenses for entertainment, automobile expenses, travel, meals, lodging, professional dues and the like incurred by Slack in the interest of 3SI, subject to such guidelines and policies as may be promulgated by 3SI for senior executives.

     4.2  Death or Disability Payments.  In the event of Slack's disability or
          ----------------------------
death, prior to May 31, 2000, Slack's salary in effect at the time of his death or disability shall continue to be paid to Slack, or to his designee, for a period of twelve (12) calendar months from the date of death or from the date of his termination by reason of disability. For the purposes of this Agreement, the obligations of 3SI to make the payments upon the disability of Slack shall not become effective unless and until all of the following conditions are met, as determined by an independent physician selected by the Board of Directors of 3SI and agreed to by Slack: (1) Slack shall become physically or mentally incapable (excluding infrequent and temporary absences due to ordinary illnesses) of properly performing the services required of him in accordance with his obligations under paragraph 2 hereof or similar provisions of any renewal agreement; (2) such incapacities shall exist or be reasonably expected to exist for more than ninety (90) days in the aggregate during the period of twelve (12) consecutive months; and (3) either Slack or 3SI shall have given the other thirty (30) days' written notice of his or its intention to terminate the active employment of Slack because of such disability.

     4.3  Life Insurance.  Slack shall continue to be provided with the existing
         --------------
$150,000 life insurance policy (the "Policy") during the term of this Agreement. At the termination of this Agreement, Slack shall have the right, at his option, to take over full payments on the Policy, and ownership of the Policy.

     4.4  Comparable Benefits.  Slack shall also be provided with the same
          -------------------
additional benefits comparable to other senior management Employees of 3SI, including but not limited to health, dental, and disability insurance, Section 401(K) plan, and stock options, and shall be included in any 3SI bonus incentive plan established from time to time, and shall receive holiday, sick leave, and vacation benefits (4 weeks per year) on the same basis as is generally available to all senior executives of 3SI. Slack shall be eligible for Stock Options on the same basis as other directors of 3SI.

5.   Disclosure of Information.
     -------------------------

     Slack acknowledges that in and as a result of his employment hereunder, he will be making use of, acquiring, and/or adding to confidential information of a special and unique nature and value relating to such matters as 3SI's trade secrets, systems, procedures, manuals, confidential reports, and lists of clients. As a material inducement to 3SI to enter into this Agreement and to pay to Slack the compensation stated in Paragraph 3, as well as any additional benefits stated in Paragraph 4, Slack covenants and agrees that he shall not, other than in the ordinary course of business conducted for 3SI, at any time during or following the term of his employment, directly or indirectly divulge or disclose for any purpose whatsoever or appropriate to his own use or to the use of others any confidential information that has been obtained by, or disclosed to him, as a result of his employment by 3SI.

6.   Covenant Not To Compete. Slack agrees that he shall not directly or
     -----------------------
indirectly own, control, operate, manage, consult, own shares in, be employed by, or otherwise participate in any sole proprietorship, corporation, partnership or entity whose primary business is the same or similar to the business of 3SI during the term of his employment hereunder, nor for a period of one (1) year after his termination of employment, anywhere within the territory in which 3SI does business; provided, that the Board of Directors shall have the right (but not be required) to waive this covenant not to compete in writing, with respect to any specific situation presented to them in advance, in writing by Slack, where the Board of Directors, at their sole and absolute discretion, deem Slack's intended participation not to be adverse to 3SI's interests.

     The parties hereto recognize that Slack has been retained as a member of the senior executive management of 3SI, and that in said position he is considered to be part of the professional, management and executive staff of the Corporation.
     In the event Slack violates this covenant of non-competition, both parties acknowledge and agree that 3SI shall have the right to bring a lawsuit to enforce this covenant against Slack, and to obtain equitable relief in the form of an injunction and, where applicable, damages at law; that the District Court for El Paso County, Colorado shall have venue, and exclusive jurisdiction in such lawsuit; and that Colorado law shall apply.

     In the event 3SI must bring such a lawsuit by reason of Slack's breach of this covenant of non-competition, 3SI shall be entitled to recover its reasonable attorneys fees, costs, and expenses of litigation, in the event it prevails in such lawsuit.

     This covenant of non-competition has been negotiated and agreed to by and between 3SI and Slack with full knowledge of, and pursuant to the requirements of Section 8-2-113 (2) Colorado Revised Statutes, as amended from time to time, and is deemed by both parties to be fair and reasonable under the terms of that statute.

7.   Option to Extend.  At Slack's and 3SI's option, upon their mutual
     ----------------
agreement, upon thirty (30) days prior written notice, the term of this Agreement may be extended for a period of two (2) additional years, on the same terms and conditions as contained herein.

8.   Indemnification.
     ---------------
     So long as Slack is not found by a court of law to be guilty of a willful and material breach of this Agreement, or to be guilty of willful gross misconduct, he shall be indemnified from and against any and all losses, liability, claims and expenses, damages, or causes of action, proceedings or investigations, or threats thereof (including reasonable attorney fees and expenses of counsel satisfactory to and approved by Slack) incurred by Slack, arising out of, in connection with, or based upon Slack's services and the performance of his duties pursuant to this Agreement, or any other matter contemplated by this Agreement, whether or not resulting in any such liability; and Slack shall be reimbursed by 3SI as and when incurred for any reasonable legal or other expenses incurred by Slack in connection with investigating or defending against any such loss, claim, damage, liability, action, proceeding, investigation or threat thereof, or producing evidence, producing documents or taking any other action in respect thereto (whether or not Slack is a defendant in or target of such action, proceeding or investigation).

9.   Governing Law.
     -------------

     It is understood and agreed that the construction and interpretation of this Agreement shall at all times and in all respects be governed by the laws of the State of Colorado.

10.  Severability.
     ------------

     The provisions of this Agreement shall be deemed severable, and the invalidity or unenforceability of any one or more of the provisions of this Agreement shall not affect the validity and enforceability of the other provisions.

11.  Notice.
     ------

     Any notice required to be given shall be sufficient if it is in writing and sent by certified or registered mail, return receipt requested, first-class postage prepaid, to his residence in the case of Slack, and to its principal office in the case of 3SI.

12.  Entire Agreement; Cancellation of Prior Agreements.
     ----------------  --------------------------------

     12.1 This Agreement contains the entire agreement and understanding by and between 3SI and Slack with respect to the employment of Slack, and no represen-tations, promises, agreements, or understandings, written or oral, not contained herein shall be of any force or effect. No change or modification of this Agreement shall be valid or binding unless it is in writing and signed by the party intended to be bound.

     12.2 This Agreement replaces in its entirety Slack's prior Employment Agreement between Slack and 3SI.

     12.3 No waiver of any provision of this Agreement shall be valid unless it is in writing and signed by the party against whom the waiver is sought to be enforced. No valid waiver of any provision of this Agreement at any time shall be deemed a waiver of any other provision of this Agreement at such time or at any other time.

13.  Burden and Benefit.
     ------------------

     This Agreement (together with Slack's stock options pursuant to 3SI's stock option plans) shall be binding upon, and shall inure to the benefit of, 3SI and Slack, and their respective heirs, personal and legal representatives, successors, and assigns and shall be expressly binding upon and inure to the benefit of any person or entity acquiring 3SI, by merger, consolidation, purchase of assets or stock, or otherwise.

     The duties of Slack hereunder are not assignable by Slack without the prior written consent of 3SI, and the interests of Slack hereunder are not subject to the claims of his creditors, and may not be voluntarily or involuntarily assigned, alienated or encumbered.

14.  Termination.
     -----------

     14.1 By Slack.  Slack may at his sole option, terminate this Agreement,
          --------
upon ninety (90) days written notice to 3SI. Upon such termination by Slack, 3SI shall have no further liabilities or obligations to Slack hereunder; except under Section 8 (Indemnification), and Slack's only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant not to Compete), which Sections shall survive termination of this Agreement.

     14.2 By 3SI.  3SI may terminate Slack's employment hereunder during the
          ------
term or any extended term hereof only (1) in the event of Slack's death or disability, subject to the provisions of Section 4.2 above; or (2) "for cause," which shall be defined as "the failure of Slack for any reason, within thirty
(30) days after receipt by Slack of written notice thereof from 3SI, to correct, cease, or otherwise alter any action or omission to act that constitutes a material and willful breach of this Agreement likely to result in material damage to the 3SI, or willful gross misconduct likely to result in material damage to the 3SI." Upon such termination "for cause" under Section 14.2, 3SI shall have no further liabilities to Slack, except under Section 8 (Indemnification), and Slack's only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant Not to Compete), which Sections shall survive termination of this Agreement.

15.  Counterparts.
     ------------

     The Agreement may be executed in two or more counterparts, any one of which shall be deemed the original without reference to the others.

     IN WITNESS WHEREOF, 3SI and Slack have duly executed this Agreement as of the day and year first above written.


                                   3SI:
ATTEST:                            3SI, INC., a Colorado corporation

  /s/ Felipe L. Valdez                  By:   /s/ Frederick J. Slack
------------------------------             --------------------------------
Secretary                                          President

                                   SLACK:

                                             /s/ Frederick J. Slack
                                   ----------------------------------------
                                   FREDERICK J. SLACK

                                                                Exhibit 97.10.11

                                  SCHEDULE 4.4


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is signed as of the 28th day of May, 1997, by and between 3SI, Inc., a Colorado corporation (hereinafter referred to as "3SI"), and Felipe Larry Valdez (hereinafter referred to as "Valdez").

                                WITNESSETH THAT:

     WHEREAS, Valdez has been employed by 3SI as a full-time employee of 3SI;
and

     WHEREAS, Valdez's full-time employment will continue after 3SI's merger with Tyrex Oil Company, a Wyoming corporation ("Tyrex") on or about May 31, 1997; and

     WHEREAS, 3SI and Valdez desire to state in writing the terms and conditions of their agreements and understandings, and to continue the term of Valdez's employment on a full-time basis hereunder;

     NOW, THEREFORE, in consideration of the foregoing, of the mutual promises herein contained, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending legally to be bound, agree as follows:

1.   Term of Employment.
     ------------------

     The term shall commence on June 1, 1997, and shall continue through May 31, 2000, unless sooner terminated in accordance with the provisions of Paragraph
4.2 below.

2.   Duties.
     ------

     2.1 It is understood and agreed that Valdez's principal duties on behalf of 3SI are and shall be as Chief Operating Officer and as a member of the Board of Directors, or such additional responsibilities as may be mutually agreed by Valdez and the Board of Directors of 3SI.

     2.2 Valdez covenants and agrees that at all times during the term of this Agreement, he shall devote his best efforts to his duties as an employee of 3SI; provided, that he shall not be required to work on any set schedule or for any set number of hours.
3.   Compensation.
     ------------

     3.1  Salary.  As compensation for the services to be rendered by Valdez for
          ------
3SI under this Agreement, including services as a director of 3SI, Valdez shall be paid the following annual salary, on the same basis (biweekly) as 3SI's payroll, during the term hereof:

Term                                              Salary
-----------------------------------------------------------

1st Year (June 1, 1997-May 31, 1998)              $110,000

2nd Year                                          $120,000

3rd Year                                          $125,000

     3.2  Bonus.  The employee shall also be entitled to incentive bonuses as,
          -----
when and if declared by the Board of Directors.]

4.   Additional Benefits.
     -------------------

     In addition to, and not in limitation of, the compensation referred to in Paragraph 3, Valdez shall be paid the following additional benefits during the term hereof:

     4.1  Reimbursement.  Reimbursement of all reasonable expenses incurred by
          -------------
Valdez in connection with performance of his duties, upon submission of vouchers. Reasonable expenses shall include, but not be limited to all reasonable out-of-pocket expenses for entertainment, automobile expenses, travel, meals, lodging, professional dues and the like incurred by Valdez in the interest of 3SI, subject to such guidelines and policies as may be promulgated by 3SI for senior executives.

     4.2  Death or Disability Payments.  In the event of Valdez's disability or
          ----------------------------
death, prior to May 31, 2000, Valdez's salary in effect at the time of his death or disability shall continue to be paid to Valdez, or to his designee, for a period of twelve (12) calendar months from the date of death or from the date of his termination by reason of disability. For the purposes of this Agreement, the obligations of 3SI to make the payments upon the disability of Valdez shall not become effective unless and until all of the following conditions are met, as determined by an independent physician selected by the Board of Directors of 3SI and agreed to by Valdez: (1) Valdez shall become physically or mentally incapable (excluding infrequent and temporary absences due to ordinary illnesses) of properly performing the services required of him in accordance with his obligations under paragraph 2 hereof or similar provisions of any renewal agreement; (2) such incapacities shall exist or be reasonably expected to exist for more than ninety (90) days in the aggregate during the period of twelve (12) consecutive months; and (3) either Valdez or 3SI shall have given the other thirty (30) days' written notice of his or its intention to terminate the active employment of Valdez because of such disability.

     4.3  Life Insurance.  Valdez shall continue to be provided with the
         --------------
existing $150,000 life insurance policy (the "Policy") during the term of this Agreement. At the termination of this Agreement, Valdez shall have the right, at his option, to take over full payments on the Policy, and ownership of the Policy.

     4.4  Comparable Benefits.  Valdez shall also be provided with the same
          -------------------
additional benefits comparable to other senior management Employees of 3SI, including but not limited to health, dental, and disability insurance, Section 401(K) plan, and stock options, and shall be included in any 3SI bonus incentive plan established from time to time, and shall receive holiday, sick leave, and vacation benefits (4 weeks per year) on the same basis as is generally available to all senior executives of 3SI. Valdez shall be eligible for Stock Options on the same basis as other directors of 3SI.

5.   Disclosure of Information.
     -------------------------

     Valdez acknowledges that in and as a result of his employment hereunder, he will be making use of, acquiring, and/or adding to confidential information of a special and unique nature and value relating to such matters as 3SI's trade secrets, systems, procedures, manuals, confidential reports, and lists of clients. As a material inducement to 3SI to enter into this Agreement and to pay to Valdez the compensation stated in Paragraph 3, as well as any additional benefits stated in Paragraph 4, Valdez covenants and agrees that he shall not, other than in the ordinary course of business conducted for 3SI, at any time during or following the term of his employment, directly or indirectly divulge or disclose for any purpose whatsoever or appropriate to his own use or to the use of others any confidential information that has been obtained by, or disclosed to him, as a result of his employment by 3SI.

6.   Covenant Not To Compete. Valdez agrees that he shall not directly or
     -----------------------
indirectly own, control, operate, manage, consult, own shares in, be employed by, or otherwise participate in any sole proprietorship, corporation, partnership or entity whose primary business is the same or similar to the business of 3SI during the term of his employment hereunder, nor for a period of one (1) year after his termination of employment, anywhere within the territory in which 3SI does business; provided, that the Board of Directors shall have the right (but not be required) to waive this covenant not to compete in writing, with respect to any specific situation presented to them in advance, in writing by Valdez, where the Board of Directors, at their sole and absolute discretion, deem Valdez's intended participation not to be adverse to 3SI's interests.

     The parties hereto recognize that Valdez has been retained as a member of the senior executive management of 3SI, and that in said position he is considered to be part of the professional, management and executive staff of the Corporation.

     In the event Valdez violates this covenant of non-competition, both parties acknowledge and agree that 3SI shall have the right to bring a lawsuit to enforce this covenant against Valdez, and to obtain equitable relief in the form of an injunction and, where applicable, damages at law; that the District Court for El Paso County, Colorado shall have venue, and exclusive jurisdiction in such lawsuit; and that Colorado law shall apply.

     In the event 3SI must bring such a lawsuit by reason of Valdez's breach of this covenant of non-competition, 3SI shall be entitled to recover its reasonable attorneys fees, costs, and expenses of litigation, in the event it prevails in such lawsuit.

     This covenant of non-competition has been negotiated and agreed to by and between 3SI and Valdez with full knowledge of, and pursuant to the requirements of Section 8-2-113 (2) Colorado Revised Statutes, as amended from time to time, and is deemed by both parties to be fair and reasonable under the terms of that statute.

7.   Option to Extend.  At Valdez's and 3SI's option, upon their mutual
     ----------------
agreement, upon thirty (30) days prior written notice, the term of this Agreement may be extended for a period of two (2) additional years, on the same terms and conditions as contained herein.

8.   Indemnification.
     ---------------

     So long as Valdez is not found by a court of law to be guilty of a willful and material breach of this Agreement, or to be guilty of willful gross misconduct, he shall be indemnified from and against any and all losses, liability, claims and expenses, damages, or causes of action, proceedings or investigations, or threats thereof (including reasonable attorney fees and expenses of counsel satisfactory to and approved by Valdez) incurred by Valdez, arising out of, in connection with, or based upon Valdez's services and the performance of his duties pursuant to this Agreement, or any other matter contemplated by this Agreement, whether or not resulting in any such liability; and Valdez shall be reimbursed by 3SI as and when incurred for any reasonable legal or other expenses incurred by Valdez in connection with investigating or defending against any such loss, claim, damage, liability, action, proceeding, investigation or threat thereof, or producing evidence, producing documents or taking any other action in respect thereto (whether or not Valdez is a defendant in or target of such action, proceeding or investigation).

9.   Governing Law.
     -------------

     It is understood and agreed that the construction and interpretation of this Agreement shall at all times and in all respects be governed by the laws of the State of Colorado.

10.  Severability.
     ------------

     The provisions of this Agreement shall be deemed severable, and the invalidity or unenforceability of any one or more of the provisions of this Agreement shall not affect the validity and enforceability of the other provisions.

11.  Notice.
     ------

     Any notice required to be given shall be sufficient if it is in writing and sent by certified or registered mail, return receipt requested, first-class postage prepaid, to his residence in the case of Valdez, and to its principal office in the case of 3SI.

12.  Entire Agreement; Cancellation of Prior Agreements.
     ----------------  --------------------------------

     12.1 This Agreement contains the entire agreement and understanding by and between 3SI and Valdez with respect to the employment of Valdez, and no representations, promises, agreements, or understandings, written or oral, not contained herein shall be of any force or effect. No change or modification of this Agreement shall be valid or binding unless it is in writing and signed by the party intended to be bound.

     12.2 This Agreement replaces in its entirety Valdez's prior Employment Agreement between Valdez and 3SI.

     12.3 No waiver of any provision of this Agreement shall be valid unless it is in writing and signed by the party against whom the waiver is sought to be enforced. No valid waiver of any provision of this Agreement at any time shall be deemed a waiver of any other provision of this Agreement at such time or at any other time.

13.  Burden and Benefit.
     ------------------

     This Agreement (together with Valdez's stock options pursuant to 3SI's stock option plans) shall be binding upon, and shall inure to the benefit of, 3SI and Valdez, and their respective heirs, personal and legal representatives, successors, and assigns and shall be expressly binding upon and inure to the benefit of any person or entity acquiring 3SI, by merger, consolidation, purchase of assets or stock, or otherwise.

     The duties of Valdez hereunder are not assignable by Valdez without the prior written consent of 3SI, and the interests of Valdez hereunder are not subject to the claims of his creditors, and may not be voluntarily or involuntarily assigned, alienated or encumbered.

14.  Termination.
     -----------

     14.1 By Valdez.  Valdez may at his sole option, terminate this Agreement,
          ---------
upon ninety (90) days written notice to 3SI. Upon such termination by Valdez, 3SI shall have no further liabilities or obligations to Valdez hereunder; except under Section 8 (Indemnification), and Valdez's only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant not to Compete), which Sections shall survive termination of this Agreement.

     14.2 By 3SI.  3SI may terminate Valdez's employment hereunder during the
          ------
term or any extended term hereof only (1) in the event of Valdez's death or disability, subject to the provisions of Section 4.2 above; or (2) "for cause," which shall be defined as "the failure of Valdez for any reason, within thirty
(30) days after receipt by Valdez of written notice thereof from 3SI, to correct, cease, or otherwise alter any action or omission to act that constitutes a material and willful breach of this Agreement likely to result in material damage to the 3SI, or willful gross misconduct likely to result in material damage to the 3SI." Upon such termination "for cause" under Section 14.2, 3SI shall have no further liabilities to Valdez, except under Section 8 (Indemnification), and Valdez's only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant Not to Compete), which Sections shall survive termination of this Agreement.

15.  Counterparts.
     ------------

     The Agreement may be executed in two or more counterparts, any one of which shall be deemed the original without reference to the others.

     IN WITNESS WHEREOF, 3SI and Valdez have duly executed this Agreement as of the day and year first above written.

                                   3SI:
ATTEST:                            3SI, INC., a Colorado corporation

  /s/ Felipe L. Valdez                  By:   /s/ Frederick J. Slack
------------------------------             --------------------------------
Secretary                                          President

                                   VALDEZ:

                                          /s/ Felipe Larry Valdez
                                   ----------------------------------------
                                   FELIPE LARRY VALDEZ

                                                                Exhibit 97.10.12

                                  SCHEDULE 4.4


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT is signed as of the 28th day of May, 1997, by and between 3SI, Inc., a Colorado corporation (hereinafter referred to as "3SI"), and Frank
W. Backes (hereinafter referred to as "Backes").

                                WITNESSETH THAT:

     WHEREAS, Backes has been employed by 3SI as a full-time employee of 3SI;
and

     WHEREAS, Backes' full-time employment will continue after 3SI's merger with Tyrex Oil Company, a Wyoming corporation ("Tyrex") on or about May 31, 1997; and

     WHEREAS, 3SI and Backes desire to state in writing the terms and conditions of their agreements and understandings, and to continue the term of Backes' employment on a full-time basis hereunder;

     NOW, THEREFORE, in consideration of the foregoing, of the mutual promises herein contained, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending legally to be bound, agree as follows:

1.   Term of Employment.
     ------------------

     The term shall commence on June 1, 1997, and shall continue through May 31, 2000, unless sooner terminated in accordance with the provisions of Paragraph
4.2 below.

2.   Duties.
     ------

     2.1 It is understood and agreed that Backes' principal duties on behalf of 3SI are and shall be as President and as a member of the Board of Directors, or such additional responsibilities as may be mutually agreed by Backes and the Board of Directors of 3SI.

     2.2 Backes covenants and agrees that at all times during the term of this Agreement, he shall devote his best efforts to his duties as an employee of 3SI; provided, that he shall not be required to work on any set schedule or for any set number of hours.

3.   Compensation.
     ------------

     3.1  Salary.  As compensation for the services to be rendered by Backes for
          ------
3SI under this Agreement, including services as a director of 3SI, Backes shall be paid the following annual salary, on the same basis (biweekly) as 3SI's payroll, during the term hereof:

Term                                              Salary
------------------------------------------------------------

1st Year (June 1, 1997-May 31, 1998)              $110,000

2nd Year                                          $120,000

3rd Year                                          $125,000

     [3.2 Bonus.  The employee shall also be entitled to incentive bonuses as,
          -----
when and if declared by the Board of Directors.]

4.   Additional Benefits.
     -------------------
     In addition to, and not in limitation of, the compensation referred to in Paragraph 3, Backes shall be paid the following additional benefits during the term hereof:

     4.1  Reimbursement.  Reimbursement of all reasonable expenses incurred by
          -------------
Backes in connection with performance of his duties, upon submission of vouchers. Reasonable expenses shall include, but not be limited to all reasonable out-of-pocket expenses for entertainment, automobile expenses, travel, meals, lodging, professional dues and the like incurred by Backes in the interest of 3SI, subject to such guidelines and policies as may be promulgated by 3SI for senior executives.

     4.2  Death or Disability Payments.  In the event of Backes' disability or
          ----------------------------
death, prior to May 31, 2000, Backes' salary in effect at the time of his death or disability shall continue to be paid to Backes, or to his designee, for a period of twelve (12) calendar months from the date of death or from the date of his termination by reason of disability. For the purposes of this Agreement, the obligations of 3SI to make the payments upon the disability of Backes shall not become effective unless and until all of the following conditions are met, as determined by an independent physician selected by the Board of Directors of 3SI and agreed to by Backes: (1) Backes shall become physically or mentally incapable (excluding infrequent and temporary absences due to ordinary illnesses) of properly performing the services required of him in accordance with his obligations under paragraph 2 hereof or similar provisions of any renewal agreement; (2) such incapacities shall exist or be reasonably expected to exist for more than ninety (90) days in the aggregate during the period of twelve (12) consecutive months; and (3) either Backes or 3SI shall have given the other thirty (30) days' written notice of his or its intention to terminate the active employment of Backes because of such disability.

     4.3  Life Insurance.  Backes shall continue to be provided with the
         --------------
existing $150,000 life insurance policy (the "Policy") during the term of this Agreement. At the termination of this Agreement, Backes shall have the right, at his option, to take over full payments on the Policy, and ownership of the Policy.

     4.4  Comparable Benefits.  Backes shall also be provided with the same
          -------------------
additional benefits comparable to other senior management Employees of 3SI, including but not limited to health, dental, and disability insurance, Section 401(K) plan, and stock options, and shall be included in any 3SI bonus incentive plan established from time to time, and shall receive holiday, sick leave, and vacation benefits (4 weeks per year) on the same basis as is generally available to all senior executives of 3SI. Backes shall be eligible for Stock Options on the same basis as other directors of 3SI.

5.   Disclosure of Information.
     -------------------------

     Backes acknowledges that in and as a result of his employment hereunder, he will be making use of, acquiring, and/or adding to confidential information of a special and unique nature and value relating to such matters as 3SI's trade secrets, systems, procedures, manuals, confidential reports, and lists of clients. As a material inducement to 3SI to enter into this Agreement and to pay to Backes the compensation stated in Paragraph 3, as well as any additional benefits stated in Paragraph 4, Backes covenants and agrees that he shall not, other than in the ordinary course of business conducted for 3SI, at any time during or following the term of his employment, directly or indirectly divulge or disclose for any purpose whatsoever or appropriate to his own use or to the use of others any confidential information that has been obtained by, or disclosed to him, as a result of his employment by 3SI.

6.   Covenant Not To Compete. Backes agrees that he shall not directly or
     -----------------------
indirectly own, control, operate, manage, consult, own shares in, be employed by, or otherwise participate in any sole proprietorship, corporation, partnership or entity whose primary business is the same or similar to the business of 3SI during the term of his employment hereunder, nor for a period of one (1) year after his termination of employment, anywhere within the territory in which 3SI does business; provided, that the Board of Directors shall have the right (but not be required) to waive this covenant not to compete in writing, with respect to any specific situation presented to them in advance, in writing by Backes, where the Board of Directors, at their sole and absolute discretion, deem Backes' intended participation not to be adverse to 3SI's interests.

     The parties hereto recognize that Backes has been retained as a member of the senior executive management of 3SI, and that in said position he is considered to be part of the professional, management and executive staff of the Corporation.

     In the event Backes violates this covenant of non-competition, both parties acknowledge and agree that 3SI shall have the right to bring a lawsuit to enforce this covenant against Backes, and to obtain equitable relief in the form of an injunction and, where applicable, damages at law; that the District Court for El Paso County, Colorado shall have venue, and exclusive jurisdiction in such lawsuit; and that Colorado law shall apply.

     In the event 3SI must bring such a lawsuit by reason of Backes' breach of this covenant of non-competition, 3SI shall be entitled to recover its reasonable attorneys fees, costs, and expenses of litigation, in the event it prevails in such lawsuit.

     This covenant of non-competition has been negotiated and agreed to by and between 3SI and Backes with full knowledge of, and pursuant to the requirements of Section 8-2-113 (2) Colorado Revised Statutes, as amended from time to time, and is deemed by both parties to be fair and reasonable under the terms of that statute.

7.   Option to Extend.  At Backes' and 3SI's option, upon their mutual
     ----------------
agreement, upon thirty (30) days prior written notice, the term of this Agreement may be extended for a period of two (2) additional years, on the same terms and conditions as contained herein.

8.   Indemnification.
     ---------------

     So long as Backes is not found by a court of law to be guilty of a willful and material breach of this Agreement, or to be guilty of willful gross misconduct, he shall be indemnified from and against any and all losses, liability, claims and expenses, damages, or causes of action, proceedings or investigations, or threats thereof (including reasonable attorney fees and expenses of counsel satisfactory to and approved by Backes) incurred by Backes, arising out of, in connection with, or based upon Backes' services and the performance of his duties pursuant to this Agreement, or any other matter contemplated by this Agreement, whether or not resulting in any such liability; and Backes shall be reimbursed by 3SI as and when incurred for any reasonable legal or other expenses incurred by Backes in connection with investigating or defending against any such loss, claim, damage, liability, action, proceeding, investigation or threat thereof, or producing evidence, producing documents or taking any other action in respect thereto (whether or not Backes is a defendant in or target of such action, proceeding or investigation).

9.   Governing Law.
     -------------

     It is understood and agreed that the construction and interpretation of this Agreement shall at all times and in all respects be governed by the laws of the State of Colorado.

10.  Severability.
     ------------

     The provisions of this Agreement shall be deemed severable, and the invalidity or unenforceability of any one or more of the provisions of this Agreement shall not affect the validity and enforceability of the other provisions.

11.  Notice.
     ------

     Any notice required to be given shall be sufficient if it is in writing and sent by certified or registered mail, return receipt requested, first-class postage prepaid, to his residence in the case of Backes, and to its principal office in the case of 3SI.

12.  Entire Agreement; Cancellation of Prior Agreements.
     ----------------  --------------------------------

     12.1 This Agreement contains the entire agreement and understanding by and between 3SI and Backes with respect to the employment of Backes, and no representations, promises, agreements, or understandings, written or oral, not contained herein shall be of any force or effect. No change or modification of this Agreement shall be valid or binding unless it is in writing and signed by the party intended to be bound.

     12.2 This Agreement replaces in its entirety Backes' prior Employment Agreement between Backes and 3SI.

     12.3 No waiver of any provision of this Agreement shall be valid unless it is in writing and signed by the party against whom the waiver is sought to be enforced. No valid waiver of any provision of this Agreement at any time shall be deemed a waiver of any other provision of this Agreement at such time or at any other time.

13.  Burden and Benefit.
     ------------------

     This Agreement (together with Backes' stock options pursuant to 3SI's stock option plans) shall be binding upon, and shall inure to the benefit of, 3SI and Backes, and their respective heirs, personal and legal representatives, successors, and assigns and shall be expressly binding upon and inure to the benefit of any person or entity acquiring 3SI, by merger, consolidation, purchase of assets or stock, or otherwise.

     The duties of Backes hereunder are not assignable by Backes without the prior written consent of 3SI, and the interests of Backes hereunder are not subject to the claims of his creditors, and may not be voluntarily or involuntarily assigned, alienated or encumbered.

14.  Termination.
     -----------

     14.1 By Backes.  Backes may at his sole option, terminate this Agreement,
          ---------
upon ninety (90) days written notice to 3SI. Upon such termination by Backes, 3SI shall have no further liabilities or obligations to Backes hereunder; except under Section 8 (Indemnification), and Backes' only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant not to Compete), which Sections shall survive termination of this Agreement.

     14.2 By 3SI.  3SI may terminate Backes' employment hereunder during the
          ------
term or any extended term hereof only (1) in the event of Backes' death or disability, subject to the provisions of Section 4.2 above; or (2) "for cause," which shall be defined as "the failure of Backes for any reason, within thirty
(30) days after receipt by Backes of written notice thereof from 3SI, to correct, cease, or otherwise alter any action or omission to act that constitutes a material and willful breach of this Agreement likely to result in material damage to the 3SI, or willful gross misconduct likely to result in material damage to the 3SI." Upon such termination "for cause" under Section 14.2, 3SI shall have no further liabilities to Backes, except under Section 8 (Indemnification), and Backes' only further liabilities to 3SI shall be his covenants under Section 5 (Disclosure of Information), and Section 6 (Covenant Not to Compete), which Sections shall survive termination of this Agreement.

15.  Counterparts.
     ------------

     The Agreement may be executed in two or more counterparts, any one of which shall be deemed the original without reference to the others.

     IN WITNESS WHEREOF, 3SI and Backes have duly executed this Agreement as of the day and year first above written.

                                   3SI:
ATTEST:                            3SI, INC., a Colorado corporation

  /s/ Felipe L. Valdez             By:   /s/ Frederick J. Slack
------------------------------        --------------------------------
Secretary                                          President

                                   BACKES:

                                             /s Frank W. Backes
                                   -----------------------------------
                                   FRANK W. BACKES

                                                                  Exhibit 97.21.

                         Subsidiaries of the Registrant
                         ------------------------------

The Registrant has one subsidiary, Kimbrough Computer Sales, Inc. dba 3Si, Inc., a corporation organized under the laws of the State of Colorado.