Form 10-Q
period 1997-09-30
TYREX OIL CO
filed 1997-11-12
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
For the transition period from                  to
                              -----------------   ---------------------------


Commission file number: 0-9358


                               TYREX OIL COMPANY
             (Exact Name of Registrant as specified in its charter)


          Wyoming                                    83-0245581
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

777 North Overland Trail, Ste. 101
P.O. Box 2459
Casper, Wyoming                                        82601
(Address of principal executive offices)            (Zip Code)


                                 (307) 234-4260
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X       No
                                               ----          ---

At October 31, 1997, 39,293,424 shares of the Registrant's $.01 par value common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
With the merger of Tyrex and 3Si, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next fiscal year. As of September 30, 1997, the Company had working capital of approximately $1,748,000, including cash reserved for the self-tender offer discussed below.

On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer is being made pursuant to a Statement filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The completion of the self-tender offer is expected to occur in December 1997 and will have a negative impact on the Company's working capital, although the Company cannot determine the ultimate impact at this time.

As of September 30, 1997, the Company had replaced its note payable with a bank with an accounts receivable line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $2 million collateralized by the Company's accounts receivable computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company.

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

Results of Operations

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Overview
The Company realized net earnings from operations of $26,112 during the quarter ended September 30, 1997. The net earnings is created by 3Si's success in generating sales of approximately $7.3 million for the quarter, primarily in product sales as discussed further below. The Company also continues to invest in the Internet security business it commenced last July, 1996. Included in earnings from operations for the quarter is a loss by 3Si's Internet security business of approximately $79,000. This loss is attributable to the startup nature of the business whereby revenues generated by the Internet security division have not yet covered expenses.

Comparative Analysis
Sales were approximately $7,302,000 during the quarter ended September 30, 1997. Total sales were up from the same period in the previous year by approximately $2,933,000 or 67.1%. This change is primarily the result of the Company's success in increasing product sales during the quarter and the United States Postal Service ("USPS") sub-contract. Product sales increased approximately $2,119,000, or 66.2%. This increase is directly attributable to sales to government agencies which accounted for approximately $1,704,000 of the increase from the same quarter last year. The Company's first fiscal quarter is generally the last fiscal quarter for government agencies. The USPS sub-contract sales for the first quarter of 1997 and 1996 were approximately $1,253,000 and $645,000, respectively, as employees on the contract increased from 41 in September 1996 to 80 in September 1997.

The Company's gross margin remained relatively constant overall between quarters only changing from 30.7% of sales in 1996 to 30.4% in 1997 due to the USPS Sub-Contract creating higher, consulting based margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold) offsetting lower product sales margins. Gross margins on product sales declined from 14.9% in 1996 to 9.9% in 1997 due to the competitive nature of selling to the government agencies discussed above. The Company also experienced a favorable impact on its gross margins due to the elimination of the royalty payment to 3Si's former stockholders. As part of the merger with Tyrex, Tyrex paid $625,000 to satisfy the License and Royalty agreement with 3Si's former stockholders. This payment has been capitalized as an intangible asset and is being amortized using the straight-line method over 20 years.

Selling and administrative expenses increased approximately $851,000, or 63.4% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the first quarter of fiscal 1997, the Company incurred additional labor costs of approximately $477,000 relative to the USPS sub-contract. Included in the increased selling and administrative expenses for the quarter ended September 30, 1997 versus 1996 are also approximately $113,000 of increased expenses related to the Internet security business. The remaining increase in selling and administrative expenses of approximately $261,000 relates to increased commissions paid during the quarter on increased gross margin derived.

At September 30, 1997, the Company had 141 employees, including 80 servicing the USPS sub-contract in Raleigh, NC and 2 in Wyoming versus having had 97 in total at September 30, 1996 including 41 servicing the USPS sub-contract.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.


                          Part II - OTHER INFORMATION

Item 5.     Other Information

On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer is being made pursuant to a Statement filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder.

Item 6.     Exhibits and Reports on Form 8-K

 (a)      Not applicable.
 (b) A Form 8-K was not required to be filed in the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tyrex Oil Company
                                    (Registrant)

Date:  November 12, 1997      By:  /s/ Tom N. Richardson
                                -----------------------------------
                              Tom N. Richardson, President and Chief
                              Executive and Financial Officer and
                              Director

                               Tyrex Oil Company


                         Index to Financial Statements



   Consolidated Balance Sheets, at September 30, 1997(Unaudited)
      and June 30, 1997 . .. . . . . . . . . . . . . . . . . . . . . . .  F-1
   Consolidated Statements of Operations for the quarter ended
      September 30, 1997 and 1996 (Unaudited) . . . . . . . . . . . . . . F-2
   Consolidated Statements of Cash Flows for the quarter ended
      September 30, 1997 and 1996 (Unaudited) . . . . . . . . . . . . . . F-3
   Notes to Consolidated Interim Financial Statements(Unaudited). . . . . F-4

                                     Item 1


                       CONSOLIDATED FINANCIAL STATEMENTS

                               TYREX OIL COMPANY



                               September 30, 1997


                               Tyrex Oil Company
                          Consolidated Balance Sheets
                       September 30, 1997 (Unaudited) and
                                 June 30, 1997
                                              September
                 ASSETS                        30,1997         June 30,
                                             (Unaudited)         1997
CURRENT ASSETS
  Cash and cash equivalents (note 2)           $2,113,000      2,219,145
  Accounts receivable - trade                   3,593,101      3,334,430
  Inventory                                       342,481        643,474
  Other current assets                             82,447         61,102
     Total current assets                       6,131,029      6,258,151

PROPERTY AND EQUIPMENT, AT COST
  Computer systems                                427,843        358,438
  Furniture and fixtures                          228,425        228,480
  Leasehold improvements                           77,888         73,082
     Total property and equipment                 734,156        660,000
  Less accumulated depreciation and
   amortization                                   324,198        297,258
     Net property and equipment                   409,957        362,742

OTHER ASSETS
  Deposits                                         23,034         20,534
  Other                                           614,583        622,396
     Total other assets                           637,617        642,930

     Total assets                              $7,178,604      7,263,823


               LIABILITIES AND
            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving line of credit (note 1)            $  795,856           ---
  Notes payable (note 1)                          203,352      1,264,271
  Current portion of capital lease                 23,359         22,734
  Accounts payable - trade                      2,812,395      2,774,908
  Customer deposits                                76,624        120,498
  Accrued liabilities                             471,071        308,338
     Total current liabilities                  4,382,658      4,490,749

LONG-TERM DEBT                                     58,503         64,502

STOCKHOLDERS' EQUITY (note 2)
  Common stock - authorized 50,000,000
     shares of $.01 par value; issued
     and outstanding 39,293,424 shares            392,934        392,934
  Additional paid in capital                    2,306,625      2,322,902
  Retained earnings (deficit)                      43,871         (1,277 )
  Treasury stock, at cost, 45,000
     shares                                        (5,987 )       (5,987 )
     Total stockholders' equity                 2,737,443      2,708,572

     Total liabilities and
        stockholders' equity                   $7,178,604      7,263,823



      See accompanying notes to interim consolidated financial statements.

                               Tyrex Oil Company
                     Consolidated Statements of Operations
               For the Quarters Ended September 30, 1997 and 1996

                                  (Unaudited)
                                                  1997             1996
Product sales                                   $5,316,431       3,197,287
Consulting and other service revenue             1,985,211       1,171,132
  Net sales                                      7,301,642       4,368,419

Cost of products sold                            4,787,522       2,783,038
Costs of contract labor                            294,955         176,086
Royalty expense                                        ---          64,668
  Total cost of sales                            5,082,477       3,023,792

     Gross profit                                2,219,165       1,344,627

Selling and administrative expenses              2,193,054       1,342,494

  Earnings from operations                          26,112           2,132

Other income (expense):
  Interest income                                   41,199           3,570
  Interest expense                                 (26,735 )       (25,344 )
  Miscellaneous income                               4,573           3,044
     Total other income (expense)                   19,036         (18,729 )

     Earnings (loss) before income taxes            45,148         (16,597 )

Income taxes (Note 3)                                  ---             ---

  Net earnings (loss)                           $   45,148         (16,597 )

  Earnings (loss) per common share              $     0.00      $   (55.33 )

  Weighted average shares outstanding
     (note 4)                                   39,293,424             300






      See accompanying notes to interim consolidated financial statements.

                               Tyrex Oil Company
                     Consolidated Statements of Cash Flows
               For the Quarters Ended September 30, 1997 and 1996

                                  (Unaudited)
                                                 1997             1996
Operating activities:
  Net earnings (loss)                          $   45,148         (16,597 )
  Reconciling adjustments:
   Depreciation and amortization                   34,753          23,902
   Change in operating assets and
      liabilities:
     Accounts receivable                         (258,671 )       (52,210 )
     Inventory                                    300,993           8,241
     Other assets                                 (23,845 )       (38,054 )
     Accounts payable                              37,487         552,412
     Other liabilities                            118,859         (98,525 )
      Total adjustments                           174,824         371,865

  Net cash provided by operating
     activities                                   254,724         379,170

Investing activities:
  Purchases of equipment                          (74,156 )       (23,537 )
  Merger costs                                    (16,277 )           ---

  Net cash used in investing
     activities                                   (90,433 )       (23,537 )

Financing activities:
  Revolving line of credit, net                   795,856        (300,000 )
  Payments on notes payable                    (1,060,919 )      (136,410 )
  Payments on capital lease                        (5,374 )        (3,277 )
  Dividends paid, prior to merger                     ---         (30,376 )

  Net cash used by financing
     activities                                  (270,437 )      (470,063 )

Net change in cash and cash equivalents          (106,145 )      (114,430 )

Cash and cash equivalents, beginning            2,219,145         168,676

Cash and cash equivalents, ending              $2,113,000          54,247

Supplemental disclosures of cash flow
  information:
  Interest paid                                $   35,171          26,576








      See accompanying notes to interim consolidated financial statements.

                               Tyrex Oil Company

               Notes to Interim Consolidated Financial Statements

                                  (Unaudited)


      The unaudited historical interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's report on Form 10-K.

      Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Presentation
------------
On May 28, 1997, Tyrex Oil Company (Tyrex) acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si, Inc. (3Si) in a reverse merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger has been accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders.

On May 30, 1997, Tyrex sold all of its oil and gas properties. As such, the operations of Tyrex during the quarter ended September 30, 1997 include only a limited amount of operating expenses and interest income. Tyrex's primary asset is its ownership of 3Si.

The financial statements for the quarter ended September 30, 1997 contain the unaudited results of operations and financial position of 3Si and Tyrex on a consolidated basis. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The financial statements for the quarter ended September 30, 1996 include the results of operations for 3Si only.

Note 1 - Revolving Line of Credit
---------------------------------

On September 30, 1997, the Company replaced its note payable with a bank with an accounts receivable line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $2 million collateralized by accounts receivable computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company.

Note 2 - Self-Tender
--------------------
On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer is being made pursuant to a Statement filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder.

Note 3 - Income Taxes
---------------------

At September 30, 1997, the Company has net operating loss carryforwards sufficient to offset any tax liability arising during the quarter. Prior to the merger, 3Si was organized as an S Corporation; therefore, all earnings were passed through to the 3Si stockholders and taxed on their individual tax returns.

                               Tyrex Oil Company

Note 4 - Earnings Per Share
---------------------------

Earnings per share for the quarter ended September 30, 1997 is computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options are at exercise prices greater than the quarter's average market price. The weighted average number of shares for the quarter ended September 30, 1996 are calculated using the 300 outstanding shares of 3Si only.