Form 10-Q
period 1997-12-31
TYREX OIL CO
filed 1998-02-17
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
For the transition period from                  to
                              -----------------   ---------------------------


Commission file number: 0-9358


                               TYREX OIL COMPANY
           ~~(Exact~Name~of~Registrant~as~specified~in~its~charter)~


          Wyoming                                    83-0245581
~(State~or~other~jurisdiction                   (I.R.S.~Employer
~o~f~incorporation~or~organization)             Identification~No.)~
~
~
6886 S. Yosemite Street
Englewood, Colorado                                    80112
~(Address~of~principal~executive~offices)        ~~~~(Zip~Code)
~

                                 (303) 741-9123
~(Registrant's~telephone~number,~including~area~code)
~

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

At February 10, 1998, 33,756,798 shares of the Registrant's $.01 par value common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

~Financial~Condition~
With the merger of Tyrex and 3Si, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next fiscal year. As of December 31, 1997, the Company had working capital of approximately $45,000, which is subsequent to the completion of the self-tender offer discussed below.

Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on a bank line of credit (discussed below).

As discussed in Note 2 to the Financial Statements, on October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer was made pursuant to a Statement filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The self-tender was completed December 23, 1997. The Company, pursuant to the terms of the self-tender, paid $1,851,366 to acquire 6,005,626 shares (including fractional shares) into its treasury including offering costs of $49,678. Subsequent to completion of the self-tender, the Company has 33,756,798 shares outstanding and 6,050,626 shares in treasury of the 50,000,000 shares authorized of its $.01 par value common stock.

As discussed in Note 1 to the Financial Statements, on September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million collateralized by accounts receivable and inventory computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company. The line does require the Company to maintain certain financial ratios and limits the Company's ability to pay dividends. At December 31, 1997, due primarily to the completion of the self-tender offer, the Company is not in compliance with certain of its financial ratio covenants and is working with the lender to establish new covenants.

~Results~of~Operations~
-----------------------

~Quarter~Ended~December~31,~1997~Compared~to~Quarter~Ended~December~31,~1996
~
~Overview~
The Company realized net earnings from operations of $51,859 during the quarter ended December 31, 1997. The net earnings is created by 3Si's success in generating sales of approximately $7.9 million for the quarter, primarily in product sales as discussed further below. The Company also continues to invest in the Internet security business it commenced in July, 1996. Included in earnings from operations for the quarter is a loss by 3Si's Internet security business of approximately $129,000. This loss is attributable to the startup nature of the business whereby revenues generated by the Internet security division have not yet covered expenses.

~Comparative~Analysis~
Sales were approximately $7,867,000 during the quarter ended December 31, 1997. Total sales were up from the same period in the previous year by approximately $1,949,000 or 32.9%. This change is primarily the result of the Company's success in increasing product sales during the quarter and the United States Postal Service ("USPS") sub-contract. Product sales increased approximately $986,000, or 21.7% as sales to government agencies continued to increase from the same quarter last year. The USPS sub-contract sales for the second fiscal quarter of FY1998 and FY1997 were approximately $1,346,000 and $744,000, respectively, as employees on the contract increased from 43 in December 1996 to 80 in December 1997.

The Company's gross margin increased between quarters changing from 24.6% of sales in FY1997 to 30.5% in FY1998 due to the USPS sub-contract creating higher, consulting based margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold) offsetting lower product sales margins. Product sales margins continued to decline due to the effect of increased competition from 10.4% in the second quarter of FY1997 to 8.6% in the same quarter of FY1998. The Company also experienced a favorable impact on its gross margins due to the elimination of the royalty payment to 3Si's former stockholders. As part of the merger with Tyrex, Tyrex paid $625,000 to satisfy the License and Royalty agreement with 3Si's former stockholders. This payment has been capitalized as an intangible asset and is being amortized using the straight-line method over 20 years.

Selling and administrative expenses increased approximately $788,000, or 51.1% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the second quarter of FY1998, the Company incurred additional labor costs of approximately $510,000 relative to the USPS sub-contract; additional labor costs of approximately $154,000 relating to increased commissions paid during the quarter on increased gross margin derived; approximately $35,000 of Tyrex operating expenses which cease subsequent to December 31, 1997; and, the remainder relates to various other expenses including labor costs relating to the increase in personnel in general.
~
~F~iscal~Six~Months~Ended~December~31,~1997~Compared~to~Six~Months~Ended~Decembe
r~31,~1996
~
The same dynamics which effected the quarter (and discussed above), impact the fiscal year to date results.

The Company realized net earnings from operations of $97,007 for the six months ended December 31, 1997 due to the Company's increased sales to approximately $15,168,000 compared to $10,286,000 for the same period last year. The increase is due to increases in hardware sales (approximately $3,105,000, or 40.1%) and increases in the USPS sub-contract revenues (approximately $1,210,000, or 87.1%).

The Company's gross margin increased between periods changing from 27.2% of sales in FY1997 to 30.4% in FY1998 due to the USPS sub-contract creating higher, consulting based margins offsetting lower product sales margins. Product sales margins declined from 11.4% for the first six months of FY1997 to 9.2% for the first six months of FY1998. The Company also experienced a favorable impact on its gross margins due to the elimination of the royalty payment to 3Si's former stockholders.

Selling and administrative expenses increased approximately $1,639,000, or 56.8% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the first six months of FY1998, the Company incurred additional labor costs of approximately $987,000 relative to the USPS sub-contract. Additional selling and administrative expenses include: labor costs of approximately $415,000 relating to increased commissions paid during the quarter on increased gross margin derived; approximately $70,000 of Tyrex operating expenses which cease subsequent to December 31, 1997; and, the remainder relates to various other expenses including labor costs relating to the increase in personnel in general.

Interest expense decreased approximately $82,000 and $81,000 during the quarter and six months ended December 31, 1997, respectively, compared to the prior periods due to the Company's replacement of its note payable with a bank which was at prime plus 2.5% with a revolving line of credit facility with another financial institution at the prime rate of interest.

At December 31, 1997, the Company had 136 employees, including 80 servicing the USPS sub-contract in Raleigh, NC and 2 in Wyoming versus having had 102 in total at December 31, 1996 including 43 servicing the USPS sub-contract.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 4.  Submission of Matters To A Vote of Security Holders.

         None

                          Part II - OTHER INFORMATION

Item 5. Other Information

On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer was made pursuant to a Statement filed under Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The self-tender was completed December 23, 1997. The Company pursuant to the terms of the self-tender, paid $1,851,366 to acquire 6,007,131 shares (including fractional shares) into its treasury including offering costs of $49,226.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Not applicable.

 (b) A Form 8-K was not required to be filed in the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tyrex Oil Company
                                    (Registrant)

Date:  February 13, 1998            By:  /s/ Frederick J. Slack
                                      ----------------------------------
                                    Frederick J. Slack,
                                    Chief Executive Officer

                                    By:  /s/ Paul F. Kaufhold
                                      ----------------------------------
                                    Paul F. Kaufhold,
                                    Chief Financial Officer

                               Tyrex Oil Company


                         Index to Financial Statements



   Consolidated Balance Sheets, at December 31, 1997(Unaudited)
      and June 30, 1997                                                   F-1
   Consolidated Statements of Operations for the quarter and
      six months ended December 31, 1997 and 1996 (Unaudited)             F-2
   Consolidated Statements of Cash Flows for the quarter  and
      six months ended December 31, 1997 and 1996 (Unaudited)             F-3
   Notes to Consolidated Interim Financial Statements(Unaudited)          F-4

                                     Item 1


                       CONSOLIDATED FINANCIAL STATEMENTS

                               TYREX OIL COMPANY



                               December 31, 1997


                               Tyrex Oil Company
                          Consolidated Balance Sheets
                       December 31, 1997 (Unaudited) and
                                 June 30, 1997
                                           December31,
                 ASSETS                       1997          June 30,
                                           (Unaudited)        1997
CURRENT ASSETS
  Cash and cash equivalents (note 2)          $   791,258      2,219,145
  Accounts receivable - trade                   5,682,573      3,334,430
  Inventory                                       698,452        643,474
  Other current assets                             92,289         61,102
     Total current assets                       7,264,572      6,258,151

PROPERTY AND EQUIPMENT, AT COST
  Computer systems                                428,465        358,438
  Furniture and fixtures                          167,411        228,480
  Leasehold improvements                           77,888         73,082
     Total property and equipment                 673,764        660,000
  Less accumulated depreciation and
   amortization                                   289,951        297,258
     Net property and equipment                   383,813        362,742

OTHER ASSETS
  Deposits                                         24,824         20,534
  Other                                           606,771        622,396
     Total other assets                           631,595        642,930

     Total assets                              $8,279,980      7,263,823

               LIABILITIES AND
             STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving line of credit (note 1)            $2,356,897             -
  Notes payable (note 1)                          107,849      1,264,271
  Current portion of capital lease                 23,984         22,734
  Accounts payable - trade                      4,197,479      2,774,908
  Customer deposits                               111,556        120,498
  Accrued liabilities                             422,062        308,338
     Total current liabilities                  7,219,827      4,490,749

LONG-TERM DEBT                                     48,558         64,502

STOCKHOLDERS' EQUITY (notes 2 and 3)
  Common stock - authorized 50,000,000
     shares of $.01 par value; issued
  39,762,424; outstanding 33,756,798              397,624        392,934
  Additional paid in capital                    2,375,593      2,322,902
  Retained earnings (deficit)                      95,731         (1,277 )
  Treasury stock, at cost, 6,050,626
     shares (45,000 at June 30, 1997)          (1,857,353 )       (5,987 )
     Total stockholders' equity                 1,011,595      2,708,572

     Total liabilities and
        stockholders' equity                   $8,279,980      7,263,823


      See accompanying notes to interim consolidated financial statements.

                               Tyrex Oil Company
                     Consolidated Statements of Operations
        For the Quarters and Six Months Ended December 31, 1997 and 1996

                                  (Unaudited)
                                   Quarter Ended              Six Months Ended
                                    December 31,                December 31,
                                 1997          1996          1997           1996
Product sales                  $5,533,847    4,548,044     10,850,278      7,745,331
Consulting and other service
  revenue                       2,332,767    1,369,590      4,317,978      2,540,721
  Net sales                     7,866,614    5,917,634     15,168,256     10,286,052

Cost of products sold           5,059,943    4,076,366      9,847,465      6,859,404
Costs of contract labor           410,638      294,350        705,593        470,436
Royalty expense                         -       89,870              -        154,538
  Total cost of sales           5,470,581    4,460,586     10,553,058      7,484,378

     Gross profit               2,396,033    1,457,048      4,615,198      2,801,674

Selling and administrative
  expenses                      2,330,277    1,541,810      4,523,330      2,884,304

  Earnings (loss) from
     operations                    65,756      (84,762 )       91,868        (82,630 )

Other income (expense):
  Interest income                  17,118        1,225         58,317          4,796
  Interest expense                (33,014 )   (114,938 )      (59,749 )     (140,282 )
  Miscellaneous income              1,999        1,396          6,571          4,441
     Total other income
        (expense)                 (13,897 )   (112,317 )        5,139       (131,045 )

     Earnings (loss) before
        income taxes               51,859     (197,079 )       97,007       (213,675 )

Income taxes (Note 4)                   -            -              -              -

  Net earnings (loss)          $   51,859     (197,079 )       97,007       (213,675 )

  Earnings (loss) per
     common share              $     0.00       656.93           0.00        (712.25 )

  Weighted average shares
     outstanding(note 5)       38,605,153          300     38,949,289            300



      See accompanying notes to interim consolidated financial statements.

                               Tyrex Oil Company
                     Consolidated Statements of Cash Flows
        For the Quarters and Six Months Ended December 31, 1997 and 1996

                                  (Unaudited)
                                          Quarter Ended             Six Months Ended
                                           December 31,               December 31,
                                        1997          1996         1997          1996
Operating activities:
  Net earnings (loss)                 $   51,859     (197,078)       97,007     (213,675)
  Reconciling adjustments:
   Depreciation and amortization          34,753       14,250        69,505       38,152
   Gain on sale of equipment               2,665            -         2,665            -
   Change in operating assets
      and liabilities:
     Accounts receivable              (2,081,477)    (906,199)   (2,348,143)    (958,409)
     Inventory                          (355,971)      27,797       (54,978)      36,038
     Other assets                        (11,632)      44,894       (35,477)       6,840
     Revolving line                    1,561,041      125,000     1,565,451     (175,000)
     Accounts payable                  1,385,084    1,289,774     1,422,571    1,842,186
     Other liabilities                   (14,075)    (195,687)      104,784     (294,212)
      Total adjustments                  520,388      399,829       726,378      495,595
  Net cash provided by operating
     activities                          572,247      202,751       823,384      281,920

Investing activities:
  Purchases of equipment                  (3,460)     (80,464)      (77,616)    (104,001)
  Merger costs                                 -            -        (8,279)           -
  Net cash used in investing
     activities                           (3,460)     (80,464)      (85,895)    (104,001)

Financing activities:
  Revolving line of credit,
     portion used to pay note
     payable                                   -            -       791,446            -
  Payments on notes payable              (95,503)    (115,332)   (1,156,422)    (251,742)
  Payments on capital lease               (9,320)      (6,735)      (14,694)     (10,012)
  Proceeds from exercise of
     options (note 3)                     65,660            -        65,660            -
  Payments on self-tender             (1,851,366)           -    (1,851,366)           -
  Dividends paid, prior to merger              -      (31,870)            -      (62,244)
  Net cash used by financing
     activities                       (1,890,529)    (153,937)   (2,165,376)    (323,998)

Net change in cash and cash
  equivalents                         (1,321,742)     (31,650)   (1,427,887)    (146,079)

Cash and cash equivalents,
  beginning                            2,113,000       54,247     2,219,145      168,676

Cash and cash equivalents, ending     $  791,258       22,597       791,258       22,597

Supplemental disclosures of cash
  flow information:
  Interest paid                       $   22,273      124,674        57,444      151,250

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

      Operating results for the quarter and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Presentation
------------
On May 28, 1997, Tyrex Oil Company (Tyrex) acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si, Inc. (3Si) in a reverse merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger has been accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 83.4% of the outstanding stock of Tyrex being held by the 3Si stockholders (subsequent to the completion of the self-tender discussed below).

On May 30, 1997, Tyrex sold all of its oil and gas properties. As such, the operations of Tyrex during the quarter and six months ended December 31, 1997 include only a limited amount of operating expenses and interest income. Tyrex's primary asset is its ownership of 3Si.

The financial statements for the quarter and six months ended December 31, 1997 contain the unaudited results of operations and financial position of 3Si and Tyrex on a consolidated basis. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The financial statements for the quarter and six months ended December 31, 1996 include the results of operations for 3Si only.

Note 1 - Revolving Line of Credit
---------------------------------
On September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million collateralized by accounts receivable and inventory computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company. The line does require the Company to maintain certain financial ratios and limits the Company's ability to pay dividends. At December 31, 1997, due primarily to the completion of the self-tender offer, the Company is not in compliance with certain of its financial ratio covenants and is working with the lender to establish new covenants.

Note 2 - Self-Tender
--------------------
On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share pursuant to a Statement filed under
Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The self-tender was completed December 23, 1997. The Company pursuant to the terms of the self-tender, paid $1,851,366 to acquire 6,005,626 shares (including fractional shares) into its treasury including offering costs of $49,678. Subsequent to completion of the self-tender, the Company has 33,756,798 shares outstanding and 6,050,626 shares in treasury of the 50,000,000 shares authorized of its $.01 par value common stock.

                               Tyrex Oil Company
         Notes to Interim Consolidated Financial Statements, Continued


Note 3 - Stock Options and Warrants
-----------------------------------
Changes in the status of options outstanding under the Tyrex stock option plan from July 1, 1997 through December 31, 1997 were as follows:
      Beginning                                469,000
      Granted                                     -
      Exercised                                469,000
      Terminated                                  -
         Outstanding December 31, 1997            -

All of the options exercised were at a price of $.14 per share.

During the quarter ended December 31, 1997, the Company granted warrants to purchase 350,000 shares of the Company's common stock at $0.16 per share (the fair value at date of grant). These warrants are exercisable until June 30, 1999. The Company extended the termination date on warrants to purchase 400,000 shares of the Company's common stock at $0.255 per share from December 31, 1997 to December 31, 1999.

Note 4 - Income Taxes
---------------------
At December 31, 1997, the Company has net operating loss carryforwards sufficient to offset any tax liability arising during the period. Prior to the merger, 3Si was organized as an S Corporation; therefore, all earnings were passed through to the 3Si stockholders and taxed on their individual tax returns.

Note 5 - Earnings Per Share
---------------------------
Earnings per share for the quarter and six months ended December 31, 1997 is computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options are at exercise prices greater than the quarter's average market price. The weighted average number of shares for the quarter and six months ended December 31, 1996 are calculated using the 300 outstanding shares of 3Si only.