Form 10-Q
period 1998-03-31
TYREX OIL CO
filed 1998-05-15
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended  March 31, 1998

OR

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from 		 to


Commission file number: 0-9358


                          TYREX OIL COMPANY
       (Exact Name of Registrant as specified in its charter)


          Wyoming                                   	83-0245581
(State or other jurisdiction	                   	(I.R.S. Employer
of incorporation or organization)               	Identification No.)


      6886 S. Yosemite Street
       Englewood, Colorado					                        	80112
(Address of principal executive offices)		           (Zip Code)


                            (303) 741-9123
          (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    X       No

At April 10, 1998, 33,756,798 shares of the Registrant's $.01 par value common stock were outstanding.

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    	Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
With the merger of Tyrex and 3Si, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next fiscal year. As of March 31, 1998, the Company had a working capital deficit of approximately $216,000, which is subsequent to the completion of the self-tender offer discussed below.

Management expects to meet long-term liquidity requirements through cash flows generated by operations supplemented from time to time by short-term borrowings on the revolving line of credit (discussed below).

The Company anticipates the need to raise additional equity capital in the near-term to assist it in completing the development and initial marketing of its Self-Help Help Desk product line. There is no assurance that the Company will be successful in completing such a financing.

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

As discussed in note 1 to the Financial Statements, on September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million collateralized by accounts receivable and inventory computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company. The line does require the Company to maintain certain financial ratios and limits the Company's ability to pay dividends. At March 31, 1998, due primarily to the completion of the self-tender offer, the Company is not in compliance with certain of its financial ratio covenants and is working with the lender to establish new covenants. The lender has neither initiated action pursuant to the terms of the loan nor waived action at this time.

Results of Operations

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Overview
The Company realized a net loss from operations of ($137,502) during the quarter ended March 31, 1998. The net loss was created by 3Si's seasonal decline in quarterly product sales as discussed further below and its invest-ment in its Self-Help Help Desk (SHHD) products and in the Internet security business. Included in loss from operations for the quarter are research and development costs for SHHD products of approximately $50,000 and a loss by 3Si's Internet security business of approximately $28,000. The Internet security business loss is attributable to the startup nature of the business whereby revenues generated by the Internet security division have not yet covered expenses.

The Company commenced, in earnest, its research and development of SHHD products during the quarter ended March 31, 1998. In February 1998, the Company established technological feasibility of its first SHHD product and commenced capitalizing the costs of software development relating to the product. During the quarter ended March 31, 1998, the Company recorded research and development expenses of approximately $50,000 and software development costs of approximately $65,000 relating to this product.

Comparative Analysis
Sales were approximately $6,569,000 during the quarter ended March 31, 1998. Total sales were up from the same period in the previous year by approximately $1,507,000 or 29.8%. This change is primarily the result of the Company's success in increasing product sales during the quarter and the United States Postal Service ("USPS") sub-contract. Product sales increased approximately $967,000, or 27.3% as sales to government agencies and commercial customers continued to increase from the same quarter last year. The USPS sub-contract sales for the third fiscal quarter of FY1998 and FY1997 were approximately $1,410,000 and $835,000, respectively, as employees on the contract increased from 49 in March 1997 to 80 in March 1998.

The Company did experience its typical seasonal decline in sales during the third quarter. Sales during the second quarter of FY98 were approximately $7,867,000 compared to the current quarter's sales of approximately $6,569,000. This difference of approximately $1,298,000, or 16.5% also contributes to the Company's loss from operations of approximately ($137,000). This seasonal decline is similar to that experienced in FY1997 when sales declined between the second and third quarters by approximately $856,000 or 14.4%.

The Company's gross margin increased between quarters changing from 29.9% of sales in FY1997 to 32.5% in FY1998 due to the USPS sub-contract creating higher, consulting based margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold) offsetting lower product sales margins. Product sales margins continued to decline due to the effect of increased competition from 10.3% in the third quarter of FY1997 to 9.0% in the same quarter of FY1998. The Company also experienced a favorable impact on its gross margins due to the elimination of the royalty payment to 3Si's former stockholders. As part of the merger with Tyrex, Tyrex paid $625,000 to satisfy the License and Royalty agreement with 3Si's former stockholders. This payment has been capitalized as an intangible asset and is being amortized using the straight-line method over 20 years.

Selling and administrative expenses increased approximately $670,000, or 41.8% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the third quarter of FY1998, the Company incurred additional labor costs of approximately $473,000 relative to the USPS sub-contract; and additional labor costs of approximately $45,000 relating to increased commissions paid during the quarter on increased gross margin derived; the approximately $50,000 in research and development costs relating to the SHHD product line; and, the remainder relates to various other expenses including labor costs relating to the increase in personnel in general.

Cash flow used by operating activities of approximately ($390,000) remained relatively consistent with the same quarter in the previous fiscal year of approximately ($374,000) as the Company paid vendors for charges originally incurred in the previous, and largest, fiscal quarter for sales.

Cash used for investing activities in the quarter ended March 31, 1998, include software development costs relating to the Company's SHHD product of approximately $65,000.

Cash used for financing activities differs between the quarters ended March 31, 1998 and 1997 due primarily to the Company's origination of its note with a vendor controlled finance company of approximately $500,000 in March 1997.

Fiscal Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

The same dynamics which effected the quarter (and discussed above), impact the fiscal year-to-date results.

The Company realized a net loss from operations of ($102,599) for the nine months ended March 31, 1998 due to 3Si's seasonal decline in quarterly product sales as discussed above and its investment in its Self-Help Help Desk (SHHD) products and in the Internet security business. Included in loss from operations for the nine months are research and development costs for SHHD products of approximately $50,000 and a loss by 3Si's Internet security business of approximately $235,000. The Internet security business loss is attributable to the startup nature of the business whereby revenues generated by the Internet security division have not yet covered expenses.

Sales continue to expand due to the Company's success in increasing product sales during the nine months and the USPS sub-contract. Product sales have increased approximately $4,072,000, or 36.1% as sales to government agencies and commercial customers continue to increase from the same period last year. The USPS sub-contract contributed additional sales year-to-date of approximately $1,785,000.

The Company's gross margin increased between periods changing from 28.1% of sales in FY1997 to 31.1% in FY1998 due to the USPS sub-contract creating higher, consulting based margins offsetting lower product sales margins. Product sales margins declined from 10.4% for the first nine months of FY1997 to 9.2% for the first nine months of FY1998. The Company also experienced a favorable impact on its gross margins fiscal year-to-date due to the elimination of the royalty payment to 3Si's former stockholders.

Selling and administrative expenses increased approximately $2,309,000, or 51.4% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the first nine months of FY1998, the Company incurred additional labor costs of approximately $1,460,000 relative to the USPS sub-contract. Additional selling and administrative expenses include: labor costs of approximately $460,000 relating to increased commissions paid during the nine months on increased gross margin derived; approximately $70,000 of Tyrex operating expenses which cease subsequent to December 31, 1997; and, the remainder relates to various other expenses including labor costs relating to the increase in personnel in general.

Interest expense decreased approximately $64,000 during the nine months ended March 31, 1998 compared to the prior periods due to the Company's replacement of its note payable with a bank which was at prime plus 2.5% with a revolving line of credit facility with another financial institution at the prime rate of interest.

The Company had cash flow provided by operating activities of approximately $434,000 for the nine months ended March 31, 1998 compared to cash flow used by operating activities of approximately ($92,000) as the Company primarily used its new revolving line of credit to finance customer accounts receivable. Additionally, the Company has incurred less of a loss year-to-date in FY1998 by approximately $204,000.

Cash used for financing activities differs between the nine months ended March 31, 1998 and 1997 due primarily to the Company's completion of its self-tender offer in December 1997.

At March 31, 1998, the Company had 136 employees, including 80 servicing the USPS sub-contract in Raleigh, NC versus having had 100 in total at March 31, 1997 including 49 servicing the USPS sub-contract.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	Not applicable.

Item 4. Submission of Matters To A Vote of Security Holders.

	None.


                     Part II - OTHER INFORMATION

Item 5. 	Other Information

	None.

Item 6. 	Exhibits and Reports on Form 8-K

(a)	Not applicable.

(b)	A Form 8-K was not required to be filed in the period covered by this report.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         	Tyrex Oil Company
                                            	(Registrant)

Date:  May 15, 1998                 	By:  /s/ Frederick J. Slack
                                        	Frederick J. Slack,
                                       	Chief Executive Officer

                                    	By:  /s/ Paul F. Kaufhold
                                        	Paul F. Kaufhold,
                                       	Chief Financial Officer

                              Tyrex Oil Company

                       Index to Financial Statements

	Consolidated Balance Sheets, at March 31, 1998(Unaudited)
		and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .	F-1
	Consolidated Statements of Operations for the quarter and
		nine months ended March 31, 1998 and 1997 (Unaudited) . . . . . . .	F-2
	Consolidated Statements of Cash Flows for the quarter  and
		nine months ended March 31, 1998 and 1997 (Unaudited) . . . . . . .	F-3
	Notes to Consolidated Interim Financial Statements(Unaudited). . . .	F-4

                                 Item 1


                   CONSOLIDATED FINANCIAL STATEMENTS

                           TYREX OIL COMPANY



                             March 31, 1998

                           Tyrex Oil Company
                      Consolidated Balance Sheets
                     March 31, 1998 (Unaudited) and
                             June 30, 1997

ASSETS
                                   March 31,1998           June 30,
                                    (Unaudited)              1997
CURRENT ASSETS
Cash and cash equivalents (note 2)  $   210,525           2,219,145
Accounts receivable - trade           4,932,780           3,334,430
Inventory                               301,402             643,474
Other current assets                     76,335              61,102
Total current assets                  5,521,042           6,258,151

PROPERTY AND EQUIPMENT, AT COST
Computer systems                        443,628             358,438
Furniture and fixtures                  167,998             228,480
Leasehold improvements                   78,338              73,082
Total property and equipment            689,964             660,000
Less accumulated depreciation and
  amortization                          316,891             297,258
Net property and equipment              373,073             362,742

OTHER ASSETS
Deposits                                 31,296              20,534
Other (note 4)                          664,408             622,396
Total other assets                      695,704             642,930

Total assets                         $6,589,819           7,263,823

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit (note 1)    $2,353,654                -
Notes payable (note 1)                    5,643           1,264,271
Current portion of capital lease         24,661              22,734
Accounts payable - trade              3,245,278           2,774,908
Customer deposits                         7,345             120,498
Accrued liabilities                     100,517             308,338
Total current liabilities             5,737,098           4,490,749

LONG-TERM DEBT                           40,731              64,502

STOCKHOLDERS' EQUITY (notes 2 and 3)
Common stock - authorized 50,000,000
	shares of $.01 par value; issued
 39,762,424; outstanding 33,756,798     397,624             392,934
Additional paid in capital            2,375,593           2,322,902
Retained earnings (deficit)            (103,874)             (1,277)
Treasury stock, at cost, 6,050,626
	shares (45,000 at June 30, 1997)    (1,857,353)             (5,987)
Total stockholders' equity              811,990           2,708,572

Total liabilities and
	stockholders' equity                $6,589,819           7,263,823

   See accompanying notes to interim consolidated financial statements.

                          Tyrex Oil Company
                 Consolidated Statements of Operations
      For the Quarters and Nine Months Ended March 31, 1998 and 1997

                               (Unaudited)

                           	Quarter Ended         	Nine Months Ended
                             	March 31,                	March 31,
                           1998        1997        1998          1997
Product sales           $4,510,300  3,543,330   15,360,578    11,288,661
Consulting and other
 service	revenue         2,058,590  1,518,189    6,376,568     4,058,910
   Net sales             6,568,890  5,061,519   21,737,146    15,347,571

Cost of products sold    4,104,541  3,258,435   13,952,006    10,117,840
Costs of contract labor    327,917    212,514    1,033,510       682,950
Royalty expense               -        75,938        -           230,475
Total cost of sales      4,432,458  3,546,887   14,985,516    11,031,265

  Gross profit           2,136,432  1,514,632    6,751,630     4,316,306

Selling and administrative
	expenses (note 4)       2,273,934  1,604,137    6,797,264     4,488,441

Earnings (loss) from
	operations               (137,502)  (89,505)      (45,634)     (172,135)

Other income (expense):
Interest income              2,473     2,580        60,790         7,376
Interest expense           (64,887)  (48,546)     (124,636)     (188,828)
Miscellaneous income           310    42,409         6,881        46,850
Total other expense        (62,104)   (3,557)      (56,965)     (134,602)

Loss before income
	taxes                    (199,606)  (93,062)     (102,599)     (306,737)

Income taxes (Note 5)         -        -              -             -

Net loss                $ (199,606)  (93,062)     (102,599)     (306,737)

Loss per common share    $   (0.01)  (310.21)        0.00       (1,022.46)

Weighted average shares
	outstanding(note 6)     33,756,798     300       35,054,921       300

   See accompanying notes to interim consolidated financial statements.

                           Tyrex Oil Company
               Consolidated Statements of Cash Flows
      For the Quarters and Nine Months Ended March 31, 1998 and 1997

                              (Unaudited)

                                 	Quarter Ende	         Nine Months Ended
	                                   March 31,               	March 31,
                                 1998        1997       1998         1997
Operating activities:
  Net loss                     $(199,606)   (93,062)   (102,599)   (306,737)
Reconciling adjustments:
 Depreciation and amortization    34,753     26,940     104,258      65,092
 Gain on sale of equipment          -        40,623       2,665      40,623
Change in operating assets
	and liabilities:
  Accounts receivable            749,793  1,998,516  (1,598,350)  1,040,107
  Inventory                      397,050    (82,465)    342,072     (46,427)
  Other assets                     9,483    (49,785)    (25,994)    (42,945)
  Revolving line                  (3,243)       -     1,562,209    (175,000)
  Accounts payable              (952,200)(2,290,995)    470,370    (448,809)
  Other liabilities             (425,759)    76,073    (320,976)   (218,139)
   Total adjustments            (190,123)  (281,093)    536,254     214,502
Net cash provided by operating
	activities                     (389,729)  (374,155)    433,655     (92,235)

Investing activities:
 Purchases of equipment          (16,199)   (26,786)    (93,815)   (130,787)
 Software development costs      (65,450)       -       (65,450)        -
 Merger costs                        -          -        (8,279)        -
Net cash used in investing
	activities                      (81,649)   (26,786)   (167,544)   (130,787)

Financing activities:
 Revolving line of credit,
	 portion used to pay note
	 payable                            -          -       791,446         -
 Payments on notes payable      (102,206)   459,963  (1,258,628)    208,221
 Payments on capital lease        (7,149)    (3,459)    (21,843)    (13,471)
 Proceeds from exercise of
	 options (note 3)                   -          -        65,660         -
 Payments on self-tender             -          -    (1,851,366)        -
 Dividends paid, prior to merger     -      (33,642)        -       (95,886)
Net cash used by financing
	activities                     (109,355)   422,862  (2,274,731)     98,864

Net change in cash and cash
	equivalents                    (580,733)    21,921  (2,008,620)   (124,158)

Cash and cash equivalents,
	beginning                       791,258     22,597   2,219,145     168,676

Cash and cash equivalents,
 ending                       $  210,525     44,518     210,525      44,518


Supplemental disclosures of cash
 flow 	information:
 Interest paid                $   57,355     31,512     114,799     182,762


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

	Operating results for the quarter and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

Presentation
On May 28, 1997, Tyrex Oil Company (Tyrex) acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si, Inc. (3Si) in a reverse merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger has been accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 83.4% of the outstanding stock of Tyrex being held by the 3Si stockholders (subsequent to the completion of the self-tender discussed below).

On May 30, 1997, Tyrex sold all of its oil and gas properties. As such, the operations of Tyrex during the quarter and nine months ended March 31, 1998 include only a limited amount of operating expenses and interest income. Tyrex's primary asset is its ownership of 3Si.

The financial statements for the quarter and nine months ended March 31, 1998 contain the unaudited results of operations and financial position of 3Si and Tyrex on a consolidated basis. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The financial statements for the quarter and nine months ended March 31, 1997 include the results of operations for 3Si only.

Note 1 - Revolving Line of Credit
On September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million collateralized by accounts receivable and inventory computed under the terms of the agreement. The line is secured by substantially all of the assets of the Company. The line does require the Company to maintain certain financial ratios and limits the Company's ability to pay dividends. At March 31, 1998, due primarily to the completion of the self-tender offer, the Company is not in compliance with certain of its financial ratio covenants and is working with the lender to establish new covenants. The lender has neither initiated action pursuant to the terms of the loan nor waived action at this time.

Note 2 - Self-Tender
On October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share pursuant to a Statement filed under
Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The self-tender was completed December 23, 1997. The Company pursuant to the terms of the self-tender, paid $1,851,366 to acquire 6,005,626 shares (including fractional shares) into its treasury including offering costs of $49,678. Subsequent to completion of the self-tender, the Company has 33,756,798 shares outstanding and 6,050,626 shares in treasury of the 50,000,000 shares authorized of its $.01 par value common stock.

                           Tyrex Oil Company

Note 3 - Stock Options and Warrants
Changes in the status of options outstanding under the Tyrex stock option plan from July 1, 1997 through March 31, 1998 were as follows:

           	Beginning                         	469,000
           	Granted                           	    -
           	Exercised                         	469,000
           	Terminated                         	   -
		            Outstanding March 31, 1998	          -

All of the options exercised were at a price of $.14 per share.

Note 4 - Research & Development and Software Development Costs
During the quarter ended March 31, 1998, the Company incurred approximately $50,300 of research & development costs relative to its first Self-Help Help Desk product. The research & development costs are included in selling and administrative expenses in the financial statements. The Company determined the technological feasibility of the product during the quarter and commenced capitalizing software development costs relative to the product. During the quarter ended March 31, 1998, the Company incurred and capitalized software development costs of approximately $65,500. Software development costs are included in other assets in the financial statements.

Note 5 - Income Taxes
At March 31, 1998, the Company has net operating loss carryforwards sufficient to offset any tax liability arising during the period. Prior to the merger, 3Si was organized as an S Corporation; therefore, all earnings were passed through to the 3Si stockholders and taxed on their individual tax returns.

Note 6 - Earnings Per Share
Earnings per share for the quarter and nine months ended March 31, 1998 is computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options are at exercise prices greater than the quarter's average market price. The weighted average number of shares for the quarter and six months ended March 31, 1997 are calculated using the 300 outstanding shares of 3Si only.