Form 10-K
period 1998-06-30
3SI HOLDINGS INC
filed 1998-09-28
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
	   For the fiscal year ended  June 30, 1998

                                   OR
[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from 		 to

Commission file number: 0-9358

                            3Si Holdings, Inc.
                      (formerly Tyrex Oil Company)
           (Exact Name of Registrant as specified in its charter)

          Wyoming                                        	83-0245581
(State or other jurisdiction	                         	(I.R.S. Employer
of incorporation or organization)                    	Identification No.)

    6886 S Yosemite Street
    Englewood, Colorado                                 				80112
(Address of principal executive offices)		                (Zip Code)

Registrant's telephone number, including area code:   (303) 741-9123

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Common stock, $.01 par value per share
                           (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 15, 1998, 33,861,798 shares of the Registrant's $.01 par value common stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates (5,406,174 shares) of the Registrant as of September 15, 1998 was approximately $973,000. (Based on multiplying the mean ($.18) of the closing bid and asked priced of the common stock of the Registrant on the over-the-counter market as of September 15, 1998 times the number of shares held by non-affiliates.)

Documents Incorporated by Reference:  None

                                 PART I
Item 1. 	Business.

Business Development

During the fiscal year ended June 30, 1998, the Company changed its name from Tyrex Oil Company (Tyrex) to 3Si Holdings, Inc. (3SiH) The Company has also changed its stock trading symbol from "TYRX" to "TSIH". The Company's stock is traded on the over-the-counter electronic bulletin board.

The fiscal year ended June 30, 1998 was the first full fiscal year subsequent to the Company's merger with 3Si, Inc. (3Si). On May 28, 1997 Tyrex (now 3SiH) acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of 3SiH. The merger was accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 83.1% of the now outstanding common stock of Tyrex (subsequent to completion of the tender offer) being issued to the 3Si stockholders. The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the years ended December 31, 1996 and 1995 include the results of operations for 3Si only.

The financial statements as of June 30, 1998 reflect the consolidated results of operations for the 3SiH entity for the year then ended. The only asset of 3SiH is its ownership of 3Si, Inc.

3Si Overview
3Si (Solution, System and Service Integration) has provided comprehensive computer hardware and software solutions for over 19 years to clients throughout the continent. Founded in 1979, as Kimbrough Computer Sales, Inc., 3Si offers a wide array of systems integration services, including Internet security and Internet-based customer support, business needs assessments, hardware sales, maintenance and support, and technical consulting, training and education. Larry Valdez, Fred Slack and Frank Backes, all formerly with Digital Equipment Company, bought 3Si from its original owners in August, 1993. Since 1993, 3Si has grown from sales of approximately $9 million and 27 employees to sales of approximately $29 million and 123 employees in 1998.

3Si is headquartered in Denver, Colorado and has sales offices in Colorado Springs, Colorado; Albuquerque, New Mexico; and, Raleigh, North Carolina. The Raleigh office directly supports 3Si's technical consulting contract with the U.S. Postal Service while the Albuquerque office directly supports 3Si's Equipment and Services Schedule Contract (ESS Contract) with the State of New Mexico.

During the fiscal year ended June 30, 1998 (FY1998), 3Si completed research and development on its first two proprietary software products - a contact management database program and a help desk management and call avoidance system (called "KEWi"). Both programs operate via the Internet. The Company completed technological feasibility of the contact management database program in November 1997 and the help desk management system in January 1998. 3Si expensed approximately $70,000 in research and development costs relative to the two products in FY1998 and capitalized approximately $239,000 as software development costs relative to the two products as of June 30, 1998. The Company will begin amortization of the software development costs of these products when revenues commence in FY1999.

The KEWi product (standing for "Knowledge and Experience bringing you Wisdom over the Internet") was introduced into the marketplace in July 1998.

The Microcomputer Products and Software Development Industry
The microcomputer products industry including software development is one characterized by significant change. Rapid advances in computer technology have enabled manufacturers to offer substantially improved microcomputer products, with new and easier to use software applications. As a result of the improved technology and the improvements made in ease of use of the applications of this technology, the number of consumer and small business users of microcomputer products has increased substantially in recent years. Another significant factor in the increased usage of these products is the reduction in price of microcomputer hardware and software.

These trends have also resulted in rapid growth in the microcomputer product industry. In addition to sales by traditional microcomputer retailers, microcomputers and related products are now sold by mass merchandisers, hard good specialty retailers, national mail order houses, general office equipment retailers and superstore-type microcomputer retailers. The decline in prices for microcomputer hardware products offered to the end user and the increased competition of the microcomputer reseller industry has created extreme price pressures for microcomputer resellers.

As a result, the Company views the microcomputer products industry as evolving and changing rapidly, with ongoing consolidation and realignment. The Company believes that this presents opportunities, as well as challenges. The Company believes that the market for microcomputer products including software and services will continue to grow. The Company's belief in this trend is based upon its experience with its own customers as well as general industry studies.

Competition
The Company competes with numerous other companies offering many of the same services. Competition is based upon factors such as the existence of personal relationships with clients, price, service and reputation. Some of the Company's competitors are larger, have greater resources and are more established than the Company, especially as systems integrators and software developers. The Company is not able at this time to accurately evaluate its competitive position in the industry. There is no assurance that the Company will be able to compete successfully in the future.

USPS Sub-Contract
In April 1996, 3Si entered into a sub-contract agreement to provide information systems support to the U.S. Postal Service. Revenues for the year ended June 30, 1998 were approximately $5.5 million which constituted greater than 10% of the total revenues of the Company for the period. The Company estimates continuing revenue from this sub-contract agreement to be approximately $5 million per year for the next three years ending March 31, 2001, (which includes anticipated renewals). While the Company does not anticipate early termination of the sub-contract, or not obtaining the annual renewals when due pursuant to the sub-contract, loss of the contract would have a materially adverse impact on the Company.

Seasonality
The Company experiences a seasonal peak during the fourth calendar quarter during which over 30% of 3Si's annual sales typically will occur.

Personnel
At June 30, 1998, the Company had 123 employees.

Item 2. 	Description of Properties.
3Si currently rents its headquarters in Englewood, Colorado in a stand-alone office building of approximately 16,000 sq. ft. pursuant to a 6-year operating lease expiring in 2001. 3Si also maintains sales offices in Colorado Springs, Colorado (leased through July 1999), Albuquerque, New Mexico (leased, expiring November 1998), and Raleigh, North Carolina (subleased month-to-month). The Company closed its St. Louis operations in April 1998(maintained by an independent sales representative). The Company believes its has adequate facilities for the present level of business and does not anticipate significant acquisitions of property, or facilities during the remainder of FY1999.

Item 3. 	Legal Proceedings.
None.

Item 4. 	Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of shareholders on June 18, 1998. The shareholders were requested to vote on the following matters in person or via timely filed proxy statements and ballots:

                                  	            For       	Against    	Abstain
1. Ratification of the Company's 1998
		Stock Option Plan                        	29,788,862   	161,953     	30,714
2. Election of Directors:
    	Frederick J. Slack                    	29,942,784    	38,745        	-
    	Frank W. Backes                       	29,972,784    	38,745        	-
    	Felipe Larry Valdez                   	29,942,784    	38,745	        -
    	Tom N. Richardson                     	29,942,684	    38,845         -
    	Doris K. Backus                       	29,961,784    	19,745         -
3. Change in the Company's legal name from
   Tyrex Oil Company to 3Si Holdings, Inc. 	29,928,762     25,044     	27,723
4. Ratification of appointment of Balogh &
   Tjornehoj, LLP as the Company's auditors	29,890,578     	7,642     	83,309

                                     PART II

Item 5. 	Market for Registrant's Common Equity and Related Stockholder
          Matters.

Market Information
The following table shows the high and low bid prices of the Common Stock of 3SiH (formerly, Tyrex) for each calendar quarter for the periods indicated. Such quotations represent prices between dealers and do not include retail markup, markdown or commissions; hence, they may not represent actual transactions.

		                                                Low          	High
	Fiscal 1997
	   September 30, 1996                          	$.16          	$.25
	   December 31, 1996                            	.16           	.28
	   March 31, 1997                               	.19           	.28
	   June 30, 1997                                	.19           	.31
	Fiscal 1998
	   September 30, 1997                          	$.12          	$.32
	   December 31, 1997                            	.08           	.25
	   March 31, 1998                               	.17           	.25
	   June 30, 1998                                	.31           	.42

The Company's stock is traded on the over-the-counter electronic bulletin board.

At September 15, 1998, there were approximately 1,800 holders of record of 3SiH's common stock.

Dividends
No cash dividends have been paid on 3SiH's (formerly, Tyrex's) common stock and the Company does not anticipate paying any cash dividends on common stock in the foreseeable future.

Item 6.	Selected Financial Data

On May 28, 1997, Tyrex (now 3SiH) acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of 3SiH. The merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 83.1% of the now outstanding common stock of Tyrex being issued to the 3Si stockholders. The financial information for the period ended June 30, 1997 contains the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial information for the years prior to January 1, 1997 include the results of operations for 3Si only.
                    (Amounts in Thousands except Per Share Data)

                                           Six
                     Year        Year      Months     Year    Year       Year
                     Ended       Ended     Ended     Ended   Ended      Ended
                   June 30,     June 30,  June 30,   Dec 31  Dec 31,    Dec 31,
                     1998        1997      1997       1996    1995       1994
                              (unaudited)
Net sales           $29,385     20,263     9,977     19,007  21,774     17,504

Income(loss) from
operations             $211       (306)     (190)         3    (109)       349

Net income (loss)
 from continuing
 operations            $169       (499)     (275)      (195)   (178)       367

Discontinued
 operations             -          201       201          -      -          -

Net income (loss)     $169        (298)      (74)      (195)   (178)       367

Per Common Share:
From continuing
operations            $.00        (.04 )    (.04)      (651)   (593)     1,223

From discontinued
operations            $.00         .03       .03           -      -         -

Net income (loss) per
common share          $.00        (.01)     (.01)      (651)   (593)     1,223

At year end:
Total assets        $8,177       7,264      7,264     5,350    5,222    3,123
Long-term
 obligations          $143          65         65        76       99         -
Working capital
(deficit)            $(199)      1,767      1,767      (168)     167      721
Stockholders'
 equity             $1,088       2,709      2,709       142      433      826

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Financial Condition
With its revolving line of credit facility, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next 12 months. The Company will require additional capital whether in the form of subordinated debt or equity to satisfy its current lender's financial ratio covenants as well as permit marketing of its new proprietary products into the Internet marketplace.

As of June 30, 1998, the Company had a working capital deficit of approximately $199,000 and negative cash flows from operating activities of approximately $253,000 for FY1998. While the Company believes that it can manage cash flows and working capital using its revolving line of credit, if for any reason the lender elected to not continue the line, such action would have a significant adverse impact to the Company.

As of September 30, 1997, the Company replaced its note payable with a bank with an revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million based on 85% of the Company's eligible accounts receivable balance and inventory computed under the terms of the agreement. The line is collateralized by substantially all of the assets of the Company. The Company is currently not in compliance with certain of its financial ratio covenants with the lender. The lender has neither waived its right nor taken any action relative to the line at this time. If the lender were to not continue the line, such action would have a significant adverse impact to the Company.

As further discussed in the financial statements, on October 27, 1997, the Company commenced its self-tender offer for up to 6,000,000 shares of its common stock (exclusive of shares issued in the 3Si merger) at a price of $0.30 per share. The offer was made pursuant to a Statement filed under
Section 13e of the Securities Exchange Act of 1934 and Rule 13e-4 adopted thereunder. The self-tender was completed December 23, 1997. The Company, pursuant to the terms of the self-tender, paid $1,851,366 to acquire 6,005,626 shares (including fractional shares) into its treasury including offering costs of $49,678. Subsequent to completion of the self-tender, the Company has 33,861,798 shares outstanding and 6,050,626 shares in treasury of the 50,000,000 shares authorized of its $.01 par value common stock.

The Company anticipates undertaking either a private or public offering to raise equity capital in the near future. Any issuance of additional securities may have a dilutive effect to the existing shareholders of the Company. There is also no assurance that the Company will be able to raise additional equity capital that it may require to fully implement its business plan.

Results of Operations

Year ended June 30, 1998 Compared to Year Ended June 30, 1997

Overview

The year ended June 30, 1998 was the first full year of operations of 3SiH (formerly, Tyrex Oil Company) subsequent to the May 28, 1997 merger of Tyrex and 3Si, Inc. (See below six months comparison.) The Company realized net income of $169,140 for the year ended June 30, 1998 versus a net loss of $297,816 for the year ended June 30, 1997. The Company's net income for FY1998 is attributable primarily to the significant increase in sales between the two years. The Company realized sales of approximately $29,385,000 in FY 1998 versus $20,263,000 in the comparable period the year before.

Additionally, the loss incurred in FY1997 is attributable primarily due to the Company's investment in its Internet security startup business which began in earnest in July 1996. The Internet security division lost approximately $324,000 in FY1997. The Company reduced its Internet Security workforce in May 1998 due to the continuing losses which the Internet Security division produced. For the fiscal year ended June 30, 1998, the Internet Security division had incurred losses of approximately $235,000. The services which had been performed by the separate Internet Security division are now being performed by various consultants employed by the Company or subcontracted when necessary.

The Company also sold its field services division at June 30, 1998. The division had produced losses of approximately $133,000 in the fiscal year ended June 30, 1998. The Company sold the field services division to a reputable Denver organization specializing in the field services business for $12,500 and a 15% royalty on services performed for that division's customers over the 6 months following the sale. The Company has recognized a gain on the sale of the field services division in other income for the fiscal year ended June 30, 1998.

Status of Proprietary Software Development

During the fiscal year ended June 30, 1998, 3Si completed its research and development on its first two proprietary software products - a contact management database program and a help desk management and call avoidance system (called "KEWi"). Both programs operate via the Internet. The Company completed technological feasibility of the contact management database program in November 1997 and the help desk management system in January 1998. 3Si expensed approximately $70,000 in research and development costs relative to the two products in FY1998 and capitalized approximately $239,000 as software development costs relative to the two products as of June 30, 1998. The Company will begin amortization of the software development costs of these products when revenues commence in FY1999.

The KEWi product (standing for "Knowledge and Experience bringing you Wisdom over the Internet") was introduced into the marketplace in June 1998.

Comparative Analysis
Sales increased approximately $9,122,000, or 45.0% from the previous year. This change is primarily the result of increased product sales and the USPS sub-contract. Product sales increased approximately $5,336,000 due to the Company's implementation of its solution selling methodology and use of its recently developed contact management software within its sales force. The USPS sub-contract sales for the year increased approximately $2,190,000. The balance of the increase was in the Company's services sector predominantly in its integration services in relation to its product sales.

3Si's gross margin changed as a percentage of sales from 29.5% in FY1997 to 31.1% in FY1998. This change is primarily due to the addition of the USPS sub-contract. The USPS sub-contract creates higher, consulting based, margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin on hardware sales actually decreased from 13.4% in FY1997 to 11.5% in FY1998 reflecting continuing competitive pressures on hardware sales.

Selling and administrative expenses increased approximately $2,634,000, or 41.9% due primarily to the addition of the labor costs associated with the USPS sub-contract. During FY1998, the Company incurred additional labor costs of approximately $1,785,000 relative to the USPS sub-contract. Included in selling and administrative expenses are also approximately $90,000 of research and development expenses which were not in the FY1997 expenses, and approximately $427,000 of increased commission expense produced by the increased sales in FY1998. The balance of the increase in selling and administrative expenses relates to increases in compensation for remaining employees including officers and increases in infrastructure due to startup and ultimate closure of the St. Louis sales office in April 1998.

The Company did realize increased interest income during FY1998 due to excess cash balances resulting from the merger with Tyrex. Interest expense increased as a result of increased use of the Company's revolving line of credit to finance the growth in sales during the period. The excess cash balances at Tyrex (now 3SiH) were not available for 3Si's use in paying down the line of credit; instead held in Tyrex's Wyoming bank account for use in the completion of the self-tender offer.

At June 30, 1998, the Company had 123 employees, including 77 servicing the USPS sub-contract in Raleigh, NC versus having had 128 with 57 servicing the USPS sub-contract at June 30, 1997.

Six Months ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Overview
The statements of operations and cash flows for the six months ended June 30, 1997, include the results of operations and cash flows for 3Si for the six months ended June 30, 1997 and the 33 days from May 28, 1997 (the date of the acquisition) to June 30, 1997 for Tyrex (now 3SiH). Due to the nature of Tyrex's operations during the 33 days ended June 30, 1997 (i.e. completing the sales of its oil and gas properties and discontinuing its oil and gas operations) the results of Tyrex's operations are disclosed as "discontinued operations".

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

Comparative Analysis
Sales were approximately $9,977,000 during the six months ended June 30, 1997. Total sales were up from the same period in the previous year by approximately $1,255,000 or 14.4%. This change is primarily the result of the United States Postal Service ("USPS") sub-contract which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the first six months of 1997 and 1996 were approximately $1,970,000 and $367,000, respectively, accounting for an increase of approximately $1,603,000. The decline in hardware sales, which was approximately $348,000 was directly attributable to the three 3Si co-owners' attention in merger and financing activities. The co-owners' involvement was diverted from usual sales activities causing the lower hardware sales during the first six months of 1997 versus the first six months of 1996.

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

Year Ended December 31, 1996 versus December 31, 1995

Overview
3Si realized a net loss of $195,315 for the year ended December 31, 1996 versus a net loss of $177,977 for the year ended December 31, 1995. The loss incurred in 1996 is attributable primarily due to the Company's investment in its Internet security startup business which began in earnest in July 1996. The Internet security division lost $174,009 during the second half of 1996, attributable to its startup nature.

Comparative Analysis
Sales decreased approximately $2,777,000, or 12.7% from the previous year. This change is primarily the result of the USPS sub-contract which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the year were approximately $1,757,000 and hardware sales declined approximately $4,534,000. Hardware sales declined as the Company focused on higher margin consulting sales like the USPS sub-contract and higher margin hardware sales.

3Si's gross margin changed as a percentage of sales from 17.3% in 1995 to 25.7% in 1996. These changes primarily result due to the addition of the USPS sub-contract and higher margin hardware sales. The USPS sub-contract creates higher, consulting based, margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin on hardware sales increased from 14.6% in 1995 to 15.4% in 1996 as the Company focused on proposing on higher margin sales as part of its strategy to return to long-term profitability.

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

Year 2000 Remediation Plan
The Company is in the process of installing a new accounting/management information system which will ensure Year 2000 compliance for 3SiH. The Company has incurred approximately $100,000 in installation and implementation costs relative to this new system as of June 30, 1998. The system is anticipated to be complete and functional prior to December 1998.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.


Item 8. 	Financial Statements or Supplemental Data.

See Item 14 for an Index to Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.

On June 15, 1998, the Company was informed that its independent accountants, John M. Hanson & Company, P.C. ("Hanson") was resigning the engagement due to Hanson's decision to, as a firm, cease performing SEC engagements. As such, on

June 17, 1998 the Company selected the firm of Balogh & Tjornehoj, LLP to perform the audit of the Company's financial statements for the year ended June 30, 1998. The decision to change accountants was approved by the Board of Directors and the Audit Committee of the Company. The change was reported on two separate Form 8-K's dated June 15, 1998 (termination of Hanson) and June 17, 1998 (the selection of Balogh & Tjornehoj, LLP) to which reference is made for further information.

The audit reports of Hanson on the financial statements of 3SiH (formerly, Tyrex) as of June 30, 1997, December 31, 1997 and 1996 and for the six months ended June 30, 1997 and each of the years in the two year period ended December 31, 1997, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits performed by John M. Hanson & Company, there were no disagreements with Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hanson, would have caused Hanson to make a reference to the subject matter of the disagreements in connection with its audit reports.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following persons serve as directors and executive officers of the Registrant as of September 15, 1998. Pursuant to the Agreement and Plan of Reorganization and Transition Agreement under which Tyrex acquired 3Si, three of the Tyrex (now 3SiH) directors resigned from the board upon completion of the self-tender offer contemplated under the Agreement.

Officers serve at the discretion of the Board of Directors and are elected annually by the Board of Directors. All directors hold their offices until the next annual meeting of the shareholders of the Company and until their successors are elected.

Name                   Position With Company    Director Since   Officer Since
F. Larry Valdez        Chairman, Treasurer
                       Director, and Chief
                        Operating Officer          5/28/97          1/22/98

Frederick J. Slack      President, Chief
                      Executive Officer and
                           Director                5/28/97          1/22/98

Frank W. Backes         Vice President and         5/28/97          1/22/98
                           Director

Tom N. Richardson          Director                7/10/86            n/a

Doris K. Backus      Secretary and Director        12/5/91          12/5/91

Paul F. Kaufhold    Assistant Secretary and
                    Chief Financial Officer          n/a            1/22/98

Mr. John D. Traut, Mr. William P. Gruman, and Mr. Morris R. Massey resigned as directors on December 31, 1997 which was subsequent to the Company's completion of its self-tender offer as contemplated in the Transition Agreement.

Tom N. Richardson, 48. Mr. Richardson graduated from the University of Wyoming in 1972 with a B.S. degree in Business Administration. From 1976 to 1980, he worked as a Landman and Contracts Supervisor for Gulf Oil Corporation in Casper, Wyoming. In 1980, he joined the Company as Manager of Land. He was elected President and Chief Financial Officer of the Company in March 1994.
He is a Certified Professional Landman, a member of the Wyoming Association of Professional Landmen and a member of the American Association of Professional Landmen. Mr. Richardson has been a member of the Board of Directors of Tyrex (now 3SiH) since July 10, 1986. On December 31, 1997, Mr. Richardson tendered his resignation as an office of the Company but remains a member of the Board of Directors. He is currently an independent oil producer.

Doris K. Backus, 44. Ms. Backus graduated from the National College of Business in 1974 with an Associate's Degree as a legal secretary. She has over 20 years experience in various areas of the oil and gas business and has been employed by the Company since 1983. Ms. Backus has been a member of the Board of Directors of Tyrex (now 3SiH) since December 5, 1991. Ms. Backus is currently the Secretary of the Company and remains as a member of the Board of Directors. She currently owns and operates her own candy distribution company, Sweets & Treats.

The following three individuals were named to their positions by the acting Board of Directors on January 22, 1998 pursuant to the terms of the Transition Agreement. These same individuals were nominated by the Board of Directors and elected by the shareholders to the 3SiH Board of Directors at the Annual Meeting of Shareholders held on June 18, 1998.

Felipe L. Valdez, 45, Chairman, Chief Operating Officer and Director. Mr. Valdez has served as Chief Operating Officer of 3Si since he co-purchased 3Si in August 1993. Previously, Mr. Valdez spent 17 years with Digital Equipment Corporation. As a Digital Equipment Corporation manager, located in Colorado Springs, Mr. Valdez was responsible for certain operations within Digital Equipment Corporation's Customer Service Center. Mr. Valdez has spent his career focused on providing customer care services, including helpdesk, field service and support services. Mr. Valdez obtained Bachelor and Masters Degrees in Business Administration while employed full-time. In 1997, Mr. Valdez was selected by the University of Phoenix as a faculty member in its Organization Behavior studies program where he teaches Organization Communications courses.

Frederick J. Slack, 43, Chief Executive Officer, President and Director.   Mr.
Slack has served as Co-Owner and Chief Executive Officer of 3Si since August 1993 Additionally, Mr. Slack is responsible for business and executive relationships. Previously, Mr. Slack was with Digital Equipment Corporation, where he spent 9 years as a senior account manager for datacenter contracts, and as a senior sales executive specializing in high availability command centers. He also was program manager for a number of government implementations while at Digital. Mr. Slack holds a bachelors degree in Education.

Frank W. Backes, 37, Vice President and Director. Mr. Backes has served as Co-Owner and Director of Technology of 3Si since August 1993. Mr. Backes started his career working for Science Applications International Corporation designing Command and Control systems for the Department of Defense. Mr. Backes' accomplishments in the field of Command and Control systems include: research and successful development of client-server based systems in 1987, dynamic user interface designs in 1988 using Ada and PHIGS, implementing 3D graphics for display of command center information in 1989, trained and worked in combat position as an orbital analyst in the Space Surveillance Center at NORAD, designed and implemented several command centers pushing the development of state of the art high availability techniques. In 1989 Mr. Backes went to work for Digital Equipment Corporation as a computer industry analyst. Continuing on the path of pushing computer and networking technology to its limits Mr. Backes began applying his expertise to commercial business systems. Mr. Backes holds an electrical engineering degree in Semiconductor Physics.

Paul F. Kaufhold, Chief Financial Officer, 41. Mr. Kaufhold has served as Controller for 3Si since January 1996 and was promoted to Chief Financial Officer in December 1997. Prior to working at 3Si, Mr. Kaufhold served as Chief Financial Officer of CWE, Inc., a regional computer reseller headquartered in Denver, Colorado. Prior to his employment at CWE, Mr. Kaufhold was employed by KPMG Peat Marwick and served as a Senior Manager from July 1986 until he joined CWE. Mr. Kaufhold is a licensed certified public accountant in Colorado. Mr. Kaufhold received a B.S.B.A degree from Ohio State University ion 1979 and an MBA degree from the University of Wisconsin-Madison in 1980.

No family relationship exists between or among any of the directors and officers of the Company. Except as disclosed above, none of the directors are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities and Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Item 11. Executive Compensation.

Compensation of Executive Officers

The following table sets forth all cash compensation paid by Tyrex or 3Si to each executive officer for each of the years indicated.

                        SUMMARY COMPENSATION TABLE
                                             Long-term compensation
        Annual compensation               Other     Awards    Payout     All
    Name and                             Annual    Restricted  Opts      Other
principal position  Year  Salary($) Bonus Comp(1) Stock Awards/SARs LTIP Comp

                                                                                    (1)(2)
Tyrex Oil Company:
Tom N. Richardson
	President          1998  $52,500     -     -          -        -    -     -
                    1997   52,500     -     -          -        -    -     -
                    1996   52,500     -     -       $7,813      -    -     -
3SiH or 3Si:
Frederick J. Slack
	Chief Executive    1998 $110,000     -     -          -        -    -     -
	Officer            1997   37,500     -     -          -        -    -  13,279
                    1996   68,000     -     -          -        -    -  31,871
                    1995   68,000     -     -          -        -    -  71,518
Frank W. Backes     1998 $110,000     -     -          -        -    -     -
	Vice-President     1997   37,500     -     -          -        -    -  13,279
                    1996   68,000     -     -          -        -    -  31,871
                    1995   68,000     -     -          -        -    -  71,518
Felipe L. Valdez    1998 $110,000     -     -          -        -    -     -
	Chief Operating    1997   37,500     -     -          -        -    -  13,279
	Officer            1996   68,000     -     -          -        -    -  31,871
                    1995   68,000     -     -          -        -    -  71,518

(1)	Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

(2)	3Si was a subchapter S corporation prior to its acquisition by Tyrex.
    Amounts indicated are distributions to the three officers of 3Si named above, made to them in their capacities as shareholders.

          Aggregated Options/SAR Exercises in Last Fiscal Year
                     and FY-End Option/SAR Values

                                                               Value of Unexer
                       Shares                  Unexercised     In-the Money Opt
                     Acquired on   Value    Options at FY End(#) At FY End ($)
  Name                Exercise    Realized     Exer/Unexer       Exer/Unexer
                                     (1)

Tom N. Richardson     160,000      $25,600          -                  -
William P. Gruman     160,000      $25,600          -                  -
Doris K. Backus        49,000       $7,840          -                  -

1 Value realized is calculated based on the difference between the exercise
 price of	$.14 per share and the 	price paid for the shares as part of the self
 -tender at $.30 per share.

Employment Agreements
Concurrent with the merger of Tyrex (now 3SiH) and 3Si, the Company entered into separate employment agreements with each of the co-owners of 3Si - Fred Slack, Frank Backes and Larry Valdez. Pursuant to the agreements, the Company compensated each of the individuals $110,000 in fiscal 1998. The individuals are eligible for increases in their annual compensation subject to the profitability of the Company. The agreements expire May 31, 2000 unless terminated for cause by 3Si or early termination by the individual with 90 days written notice.

Option/SAR Grants Table
There were no stock options granted to officers during the fiscal year ended June 30, 1998.

Item 12.	Security Ownership of Certain Beneficial Owners and
	 Management.
The following table sets forth the ownership of common stock by each officer and director of the Company and by all officers and directors as a group.

Name and address                    Shares Beneficially
of beneficial owner                     owned (1)               Percent

Frederick J. Slack
6886 S. Yosemite Street
Englewood, Colorado 80112               9,387,777                27.7%

Frank W. Backes
6886 S. Yosemite Street
Englewood, Colorado 80112               9,387,777                27.7%

Felipe L. Valdez
6886 S. Yosemite Street
Englewood, Colorado 80112               9,387,779                27.7%

Tom N. Richardson
777 N. Overland Trail, Ste. 101
Casper, Wyoming  82601                    188,721                <1.0%

Doris K. Backus
777 N. Overland Trail, Ste. 101
Casper, Wyoming  82601                     53,570                <1.0%

Paul F. Kaufhold
6886 S. Yosemite Street
Englewood, Colorado  80112                 50,000                <1.0%

All Officers and Directors
    as a Group                         28,455,624                84.0%

(1)	Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

Item 13. Certain Relationships and Related Transactions.

The Company rented its Wyoming office space from a partnership of which Mr. Traut is one of four general partners. The Company paid approximately $1,000 per month on a month-to-month basis until the lease was terminated in December 1997.

In June 1997, the Company accrued termination compensation to Mr. Richardson and Ms. Backus of $61,081 and $34,941 including accrued payroll taxes, respectively. Mr. Richardson continued to serve the Company as President until the self-tender offer was complete pursuant to the terms of the Transition Agreement. Mr. Richardson terminated his employment with the Company and as an officer of 3SiH in December 1997. Ms. Backus terminated her employment with the Company in December 1997.

Other than as set forth herein, no officer, director or principal shareholder of 3SiH (formerly, Tyrex) or 3Si has or proposes to have any direct or indirect material interest by security holdings, contracts or otherwise in the Company or in any assets proposed to be acquired by the Company or in any purchase, the value of which will be affected by the operations of the Company.


                                     PART IV


Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(1)	Financial Statements.

The Company is currently completing the financial statements and associated schedules to be filed as part of its Form 10-K for the fiscal year ended June 30, 1998. The financial statements and associated schedules will be filed within 120 days subsequent to its fiscal year end being reported on this form.

(a)	Exhibits.

3.1(a)Articles of Incorporation, as amended, filed as part of the Company's Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

3.2	Bylaws, as amended, filed as part of the Company's Registration
Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

	97.21	Subsidiaries of the Registrant.

(b)	Reports on Form 8-K.

(1) The Company filed a Form 8-K reporting the resignation of John M. Hanson & Company as the Company's independent auditors on June 15, 1998.

(2)	The Company filed a Form 8-K reporting the selection of Balogh &
Tjornehoj, LLP as the Company's independent auditors on June 17, 1998.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           	        3Si Holdings, Inc.
                                       	     (formerly, Tyrex Oil Company)

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


                                  					Date:     September 28, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 28, 1998             	By:  /s/ Tom N. Richardson
                                       	Tom N. Richardson, Director

Date: September 28, 1998              	By:  /s/ Doris K. Backus
                                       	Doris K. Backus, Secretary and
                                                 	Director

Date: September 28, 1998              	By:  /s/ Frederick J. Slack
                                       	Frederick J. Slack, Director

Date: September 28, 1998              	By:  /s/ Felipe L. Valdez
                                       	Felipe L. Valdez, Director

Date: September 28, 1998              	By:  /s/ Frank W. Backes            .
                                       	Frank W. Backes, Director

	                               	Exhibit 21



                       Subsidiaries of the Registrant


The Registrant has one subsidiary, 3Si, Inc., a corporation organized under the laws of the State of Colorado.