Form 10-K/A
period 1998-06-30
3SI HOLDINGS INC
filed 1998-10-29
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-K/A

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

The Company is filing this Form 10-K/A to provide the required financial statements for its fiscal year ended June 30, 1998 within the prescribed 120 days subsequent to its year-end. See below for an Index to Financial Statements.

At September 15, 1998, 33,934,298 shares of the Registrant's $.01 par value common stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates (5,468,674 shares) of the Registrant as of September 15, 1998 was approximately $984,000. (Based on multiplying the mean ($.18) of the closing bid and asked priced of the common stock of the Registrant on the over-the-counter market as of September 15, 1998 times the number of shares held by non-affiliates.)

Documents Incorporated by Reference:  None

                                PART I
Item 1. 	Business.

Business Development

During the fiscal year ended June 30, 1998, the Company changed its name from Tyrex Oil Company (Tyrex) to 3Si Holdings, Inc. (3SiH) The Company has also changed its stock trading symbol from "TYRX" to "3SIH". The Company's stock is traded on the over-the-counter market.

The fiscal year ended June 30, 1998 was the first full fiscal year subsequent to the Company's merger with 3Si, Inc. (3Si). On May 28, 1997 Tyrex (now 3SiH) acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of 3SiH. The merger was accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 83.1% of the now outstanding common stock of Tyrex being issued to the 3Si stockholders. The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the year ended December 31, 1996 include the results of operations for 3Si only.

The financial statements as of June 30, 1998 reflect the consolidated results of operations for the 3SiH entity for the year then ended. The only asset of 3SiH is its ownership of 3Si, Inc.

Item 8. 	Financial Statements or Supplemental Data.

The Company is filing this Form 10-K/A to provide the required financial statements for its fiscal year ended June 30, 1998. See below for an Index to Financial Statements.

                            	     Index

                                                          PAGE
INDEPENDENT AUDITORS' REPORTS                           	F-3 F-4

FINANCIAL STATEMENTS
  BALANCE SHEETS                                         F-5 F-6
  STATEMENTS OF OPERATIONS	                                F-7
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	           F-8
  STATEMENTS OF CASH FLOWS	                              F-9 F-10

NOTES TO FINANCIAL STATEMENTS                         	F-11 to F-20

Item 12. Security Ownership of Certain Beneficial Owners and Mangement.

The following table sets forth the ownership of common stock by each officer and director of the Company and by all officers and directors as a group.

Name and Address                  Shares beneficially
of beneficial owner                    owned (1)               Percent

Frederick J. Slack
6886 S. Yosemite St.
Englewood, CO  80112                  9,387,777                  27.7%

Frank W. Backes
6886 S. Yosemite St.
Englewood, CO  80112                  9,387,777                  27.7%

Felip L. Valdez
6886 S. Yosemite St.
Englewood, CO  80112                  9,387,779                  27.7%

Tom N. Richardson
777 N. Overland Trail, Ste. 101
Casper, Wyoming  82601                  188,721                   <1.0%

Doris K. Backus
777 N. Overland Trail, Ste. 101
Casper, Wyoming  82601                   53,570                   <1.0%

Paul F. Kaufhold
6886 S. Yosemite St.
Englewood, CO  80112                     60,000                   <1.0%

All officers and Directors as
   a group                           28,465,624                   84.0%

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

2

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(1)  Financial Statements. See index above.

(a) Exhibits.

    3.1(a) Articles of Incorporation, as amended, filed as part of the Company's
           Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.
    3.2 Bylaws, as amended, filed as part of the Company's Registration Statement on Form S-2 (file no 2-68269), and incorporated herein by reference.
   98.16   Letter regarding certifying accountant
   98.21   Subsidiaries of the Registrant

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 	        3Si Holdings, Inc.
                                	   (formerly, Tyrex Oil Company)


                                    	By:    /s/ Paul F. Kaufhold        .
                                        Paul F. Kaufhold,
                                        Chief Financial Officer


                                					Date:     October 28, 1998         .



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 28, 1998              	By:  /s/ Tom N. Richardson
                                       	Tom N. Richardson, Director

Date: October 28, 1998              	By:  /s/ Doris K. Backus
                                       	Doris K. Backus, Secretary and
                                                	Director

Date: October 28, 1998              	By:  /s/ Frederick J. Slack
                                       	Frederick J. Slack, Director

Date: October 28, 1998              	By:  /s/ Felipe L. Valdez
                                       	Felipe L. Valdez, Director

Date: October 28, 1998              	By:  /s/ Frank W. Backes
                                       	Frank W. Backes, Director

                                                                   Exhibit 98.16

                     Letter Regarding Certifying Accountant

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Gentlemen:

We have read and agree with the comments to Item 4 of Form 8-K of Tyrex Oil Company (Commission file number 0-9358) dated June 15, 1998. A copy of 8K is enclosed.

/s/ John M. Hanson & Company, P.C.

Denver, Colorado

June 17, 1998

     FINANCIAL STATEMENTS

     AND

     INDEPENDENT AUDITORS' REPORTS

     3Si Holdings, Inc.

     (formerly, Tyrex Oil Company)


     June 30, 1998

                        	     C O N T E N T S

                                                       	        PAGE
INDEPENDENT AUDITORS' REPORTS	                                 F-3 F-4

FINANCIAL STATEMENTS
  BALANCE SHEETS	                                              F-5 F-6
  STATEMENTS OF OPERATIONS	                                      F-7
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	                 F-8
  STATEMENTS OF CASH FLOWS	                                    F-9 F-10

NOTES TO FINANCIAL STATEMENTS	                               F-11 to F-20

Board of Directors

3Si Holdings, Inc.


                        	Independent Auditors' Report

     We have audited the accompanying balance sheet of 3Si Holdings, Inc. as of June 30, 1998, and the related statements of operations, changes in stock-holders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently not in compliance with certain covenants of its revolving line of credit. The lender has neither waived its rights nor taken any action relative to the line at this time. If the lender were to not continue the line, such action would have a material adverse impact to the Company. At June 30, 1998, current liabilities exceed current assets by $199,393. These factors, discussed at Note O, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be neces-sary in the event the Company cannot continue in existence.



/s/ Balogh & Tjornehoj, LLP


Denver, Colorado

September 18, 1998

Board of Directors

3Si Holdings, Inc.


                      	Independent Auditors' Report

     We have audited the accompanying balance sheet of 3Si Holdings, Inc. (formerly, Tyrex Oil Company) as of June 30, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 1997 through June 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     On May 28, 1997 Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si Inc. ("3Si") in a reverse merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex (now, 3Si Holdings, Inc.). As discussed in Note A, the merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders. The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations of Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial state-ments for the year ended December 31, 1996 include the results of operations for 3Si only.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. (formerly, Tyrex Oil Company) as of June 30, 1997 and the results of its operations and its cash flows for the period January 1, 1997 through June 30, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ John M. Hanson


Denver, Colorado

September 22, 1997, except for Note E as to which the date is October 6, 1997

                    	     3Si Holdings, Inc.
                    (formerly, Tyrex Oil Company)
	                    Balance Sheets (Page 1 of 2)
	                       June 30, 1998 and 1997

                               	ASSETS

                                                  	1998           	1997
CURRENT ASSETS (NOTE E)
  Cash and cash equivalents (Note B)        	$    13,843    	$2,219,145
  Accounts receivable - trade (Note D)        	6,142,390     	3,331,568
  Inventory (Note B)                            	225,741       	643,474
  Deferred income taxes (Note K)                	171,000             	-
  Other current assets (Note L)                 	193,029        	63,964
      Total current assets                    	6,746,003     	6,258,151


PROPERTY AND EQUIPMENT - AT COST (NOTE E)
  Computer systems (Note B)                     	674,118       	358,438
  Furniture and fixtures (Note G)               	169,178       	228,480
  Leasehold improvements                         	92,034        	73,082
      Total property and equipment              	935,330       	660,000
      Less accumulated depreciation and
        amortization (Note B)	                  (366,319)     	(297,258)
      Net property and equipment                	569,011       	362,742

OTHER ASSETS (NOTE E)
  Deposits	                                       31,330     	   20,534
  Software development costs (Note J)           	239,082             	-
  Goodwill (Notes C and G)                      	591,146       	622,396
    Total other assets                          	861,558       	642,930

    Total assets                             	$8,176,572     $7,263,82





	The accompanying notes are an integral part of these statements.

                            	 3Si Holdings, Inc.
                        (formerly, Tyrex Oil Company)
                         Balance Sheets (Page 2 of 2)
	                          June 30, 1998 and 1997



                    	LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     	1998        	1997
CURRENT LIABILITIES
  Revolving line of credit (Note E)            	$2,858,337  	$        -
  Notes payable (Note F)                                	-   	1,264,271
  Current portion of capital lease (Note G)        	25,340	      22,734
  Accounts payable - trade	                      3,742,603   	2,774,908
  Customer deposits                                	98,185     	120,498
  Income taxes payable (Note K)                    	15,000           	-
  Accrued liabilities                             	203,756     	308,338
      Total current liabilities                 	6,943,221   	4,490,749

LONG-TERM DEBT (NOTE G)                            	40,948	      64,502

DEFERRED INCOME TAXES (NOTE  K)                   	102,000           	-

COMMITMENTS (NOTE G)

STOCKHOLDERS' EQUITY (NOTES C AND I)
  Common stock - authorized 50,000,000
    shares of $.01 par value; 39,984,924 shares issued
    and 33,934,298 outstanding at June 30, 1998;
    39,293,424 shares issued and 39,248,424 outstanding
    at June 30, 1997                              	399,849     	392,934
  Additional paid in capital                    	2,380,044   	2,322,902
  Retained earnings (deficit) (Note E)            	167,863       (1,277)
  Treasury stock-at cost, 6,050,626 shares
    at June 30, 1998; 45,000 shares
    at June 30, 1997                           	(1,857,353)     	(5,987)
    Total stockholders' equity                  	1,090,403   	2,708,572

  Total liabilities and stockholders' equity	   $8,176,572  	$7,263,823


	The accompanying notes are an integral part of these statements.

                             	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
	                          Statements of Operations
                       	For the Year Ended June 30, 1998,
              	The Period from January 1, 1997 to  June 30, 1997
                     	and the Year Ended December 31, 1996

                                      		1998         	1997         	1996

Product sales                     		$20,816,550  	$ 6,984,752  	$15,612,000
Consulting and other service revenue		8,567,957    	2,991,784    	3,395,245
   Net sales                       		29,384,507    	9,976,536   	19,007,245

Cost of products sold	              	18,786,327    	6,202,716   	13,204,231
Costs of contract labor	             	1,465,936	      477,355      	640,125
Royalty expense	                             	-      	115,532      	286,106
  Total cost of goods sold         		20,252,263    	6,795,603   	14,130,462

    Gross profit	                    	9,132,244    	3,180,933    	4,876,783

Selling and administrative expenses 		8,921,630    	3,370,996    	4,873,193

    Earnings (loss) from operations   		210,614     	(190,063)       	3,590

Other income (expense)
  Interest income	                      	63,072        	5,597       	16,584
  Miscellaneous income	                 	11,743        	3,062        	2,616
  Interest expense	                   	(180,124)	     (93,794)	    (170,413)
  Offering costs	                            	-            	-      	(45,071)
  Gain (loss) on disposition of assets	  	9,835            	-       	(2,621)
    Total other expense	               	(95,474)     	(85,135)    	(198,905)

    Net income(loss) before
      income taxes	                    	115,140     	(275,198)	    (195,315)

Income tax benefit (Note K)	            	54,000            	-            	-

    Net income (loss) from
    continuing operations              	169,140     	(275,198)    	(195,315)

Discontinued operations  -  Gain
 on disposal of oil and
 gas properties(Note M)                     		-      	200,793	            -


    Net income (loss)	         	    $   169,140  	$   (74,405)	$   (195,315)

  Net income (loss) from continuing operations
    per common share	              	$        -   	$     (.04) 	$      ( 651)

  Net gain from discontinued operations
    per common share	              	$        -  		$      .03 		$          -

  Net income (loss) per common share	$       -	  	$     (.01)		$       (651)

  Weighted average shares
    outstanding (Note B)          		36,571,766	    	6,541,654         		300

	The accompanying notes are an integral part of these statements.

                               	3Si Holdings, Inc.
                          (formerly, Tyrex Oil Company)
                	Statements of Changes in Stockholders' Equity
                        	For the Year Ended June 30, 1998,
                The Period from January 1, 1997 to  June 30, 1997
                      	and the Year Ended December 31, 1996

                     			 	                	Additional 	Retained	    Total
	                 	# Common	Common 	Treasury	Paid-In  	Earnings	Stockholders'
		                  Shares   Stock  	 Stock  Capital  	(Deficit)	   Equity

Balance, December
 31, 1995	            	300	$30,000	$      - 	$       - 	$403,893    	$433,893

Net loss for the year ended
  December 31, 1996	    	-      	-       	-         	- 	(195,315)   	(195,315)

Dividends declared	     	-      	-       	-         	-  	(95,612)    	(95,612)

Balance, December 31,
 1996	                	300 	30,000	       -         	-  	112,966     	142,966

Stock of 3Si acquired
 by Tyrex	           	(300)(30,000)      	-         	-        	-     	(30,000)

Stock of Tyrex
 outstanding prior to
 the merger with
 3Si           	10,960,091	109,601       	-         	-        	-     	109,601

Stock of Tyrex issued
 to 3Si
 stockholders 		28,333,333	283,333       	-         	-        	-     	283,333

Treasury stock
 of Tyrex prior
 to the merger         		-      	-  	(5,987)        	-        	-      	(5,987)

Additional paid-in capital
  of Tyrex	             	-      	-       	- 	2,322,902        	-   	2,322,902

Net loss for the period ended
  June 30, 1997	        	-      	-       	-         	-  	(74,405)    	(74,405)

Dividends declared by 3Si prior to
  the merger with Tyrex		-      	-       	-         	-  	(39,838)    	(39,838)

Balance
June 30, 1997 		39,293,424	392,934  	(5,987)	2,322,902	   (1,277)  	2,708,572

Merger costs	           	-      	-       	-    	(8,278)       	-      	(8,278)

Exercise of options at $.14
  per share      		469,000  	4,690       	-    	60,970        	-      	65,660

Shares acquired in self-tender,
 6,005,626 at $.30 per share
 (net of offering costs
  of $49,678)          		-      	-(1,851,366)       	-        	-  	(1,851,366)

Shares issued for
 compensation (222,500 shares
 at $.03 per share)		222,500	2,225       	-     	4,450        	-       	6,675

Net income for the year ended
  June 30, 1998	       -        	-       	-         	-  	169,140     	169,140

Balance
 June 30, 1998	39,912,424	$399,84	($1,857,353)	$2,380,044	$167,863	$1,090,403





 The accompanying notes are an integral part of these statements.

                            	3Si Holdings, Inc.
                       (formerly, Tyrex Oil Company)
                  	Statements of Cash Flows (Page 1 of 2)
                     	For the Year Ended June 30, 1998,
               The Period from January 1, 1997 to  June 30, 1997
                   	and the Year Ended December 31, 1996

                                        	1998          	1997         	1996
Operating activities:
  Net income (loss)                 	$169,140	     $ (74,405)   	$(195,315)
  Reconciling adjustments:
    Depreciation and amortization    	161,498        	51,025       	91,765
    Gain on sale of oil and gas
     properties                            	-      	(536,700)           	-
    (Gain) loss on disposition of furniture
      and fixtures and equipment	      (9,835)            	-        	2,621
   Deferred income taxes             	(69,000)            	-            	-
   Stock issued for services           	6,675	             -            	-
  Changes in operating assets and
      liabilities:
        Accounts receivable       	(2,810,822)    	1,378,006     	(426,212)
        Inventory                    	417,733      	(357,264)     	138,981
        Other assets                 	(62,841)       	37,211      	(50,389)
        Accounts payable             	871,588    	(1,010,200)     	723,027
        Other liabilities           	(111,895)      	107,043     	(108,211)
         Total adjustments        	(1,606,899)     	(330,879)     	371,582

  Net cash (used for) provided by
    operating activities	          (1,437,759)     	(405,284)     	176,267
Investing activities:
  Proceeds from sale of oil and gas
    properties and
    field services division           	12,500     	1,342,184            	-
  Purchases of equipment            	(339,182)	      (41,414)    	(129,088)
  Software development costs        	(142,975)            	-            	-
  Loans to stockholders	              (77,020)            	-            	-
  Costs of merger	                     (8,278)	      (48,924)           	-
  Payment of royalty agreement             	-      	(625,000)           	-
  Cash acquired in merger                  	-     	1,887,653            	-
    Net cash provided by (used for)
      investing activities          	(554,955)   	 2,514,499     	(129,088)

	     The accompanying notes are an integral part of these statements.

                              	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
	                    Statements of Cash Flows (Page 2 of 2)
                      	For the Year Ended June 30, 1998,
                The Period from January 1, 1997 to  June 30, 1997
	                     and the Year Ended December 31, 1996

                                           	1998         	1997        	1996

Financing activities:
  (Payments on) proceeds from
    note payable                    	$(1,264,271) 	$   499,783	  $        -
  Payments on long term debt                  	-            	-     	(21,026)
  Revolving line of credit, net       	2,858,337            	-    	(175,000)
  Payments on notes payable and capital
    leases                              	(20,948)    	(421,065)          	-
  Proceeds from exercise of options
   (Note I)                              	65,660            	-           	-
  Payments on self-tender            	(1,851,366)           	-           	-
  Payments to (advances from) owners          	-       	23,884      	53,487
  Dividends paid, prior to merger	             -      	(39,838)    	(95,612)
    Net cash provided by (used for)
      financing activities             	(212,588)      	62,764    	(238,151)

Net change in cash and
  cash equivalents                   	(2,205,302)   	2,171,979    	(190,972)
Cash and cash equivalents at
  beginning of period                 	2,219,145	       47,166     	238,138

Cash and cash equivalents at end
  of period                             	$13,843   	$2,219,145   	$  47,166

Summary of noncash investing and financing activity:

To complete the merger of Tyrex (now, 3Si Holdings, Inc.) and 3Si, Tyrex issued 28,333,333 of its $.01 par value common shares to the three owners of 3Si. These shares were issued based on the value of the outstanding shares of Tyrex on May 28, 1997. In connection with the merger, the following assets and liabilities were acquired:

	 Cash                                		$1,887,653
		Oil and gas properties		               1,001,867
		Other assets		                           192,647
		Liabilities		                           (353,394)
			Fair market value of stock issued		  $2,728,773

See Note M for noncash activities related to the sale of Tyrex's oil and gas properties.

Interest paid                            	$190,284	$    93,794    	$ 176,774

Income tax paid	                          $      -	$         -	    $       -

	The accompanying notes are an integral part of these statements.

                             	3Si Holdings, Inc.
                        (formerly, Tyrex Oil Company)
                       	Notes to Financial Statements
	                              June 30, 1998

Note A - Organization

On June 18, 1998, the stockholders approved a change to the Company's name. Effective September 15, 1998, the Company's name changed from Tyrex Oil Company to 3Si Holdings, Inc. (3SiH or the Company).

On May 28, 1997, Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si Inc. ("3Si"). Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger has been accounted for as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders.

The financial statements for the period ended June 30, 1997 contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations of Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial statements for the year ended December 31, 1996 includes the results of operations for 3Si only. On May 30, 1997, Tyrex sold all of its oil and gas properties and discontinued its operations. The gain on the disposal of Tyrex's oil and gas properties is included in the financial statements as discontinued operations. All intercompany balances and transac-tions have been eliminated in the financial statements.

Tyrex was organized in Wyoming in 1979 and was engaged in oil and gas explora-tion and development. There are no oil and gas activities included in these financial statements.

3Si was incorporated in Colorado in 1979 and operates one business segment providing services as a systems integrator.

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At June 30, 1998, the Company's bank balances were approximately $400,000 in excess of the amount insured by the Federal Deposit Insurance Corporation.

                              	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
                         Notes to Financial Statements
                                	June 30, 1998


Note B - Summary of Accounting Policies (continued)

Inventory
Inventory is stated at lower of cost (weighted average method) or market and consists of computer system components and service parts.

Depreciation and Amortization
Depreciation and amortization have been provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated use-ful lives of 5 to 7 years using the straight-line method. Equipment acquired under capital leases is amortized on a straight-line basis over the lease period.

Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the year ended June 30, 1998 was $57,816 and for the period ended June 30, 1997 was $19,750. For the year ended December 31, 1996 advertising expense was $37,534.

Income (Loss) Per Share
Net income (loss) per share prior to the year ended June 30, 1998 was computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options would have an anti-dilutive effect. The weighted average number of shares for the year ended December 31, 1996 is calculated using the 300 outstanding shares of 3Si only. For the period ended June 30, 1997, the weighted average number of shares is based on 300 shares of 3Si being outstanding for five months and 39,248,424 shares of Tyrex being outstanding for one month. For the year ended June 30, 1998, the weighted average number of shares outstanding is 36,571,766 (basic) and 36,734,121 (diluted).

Fair Value of Financial Instruments
Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                            	1998               	1997

                                   	Carrying      	Fair  	Carrying    	Fair
                                    	Amount	      Value   	Amount    	Value

Cash and cash equivalents	          $13,843    	$13,843	$2,219,145	$2,219,145

Revolving line of credit        	(2,858,337)	(2,858,337)        	-         	-

Notes payable                            	-          	-	(1,264,271)(1,264,271)

Capital lease obligations          	(66,288)   	(66,288)	  (87,236)  	(87,236)

The carrying amount approximates fair value of cash and cash equivalents. The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value.

                               	3Si Holdings, Inc.
                          (formerly, Tyrex Oil Company)
                         	Notes to Financial Statements
	                                June 30, 1998


Note B - Summary of Accounting Policies (continued)

Computer Software Costs
Expenditures related to the Company's acquisition and implementation of a new information management software have been capitalized as computer systems. Capitalized costs include $118,360 of costs paid to outside consultants and $35,301 of internal costs. Capitalized implementation costs will be amortized using the straight-line method over the remaining estimated useful life of the system. The software had not been placed in service as of June 30, 1998.

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

Tyrex also paid $625,000 to satisfy a License and Royalty Agreement with 3Si's former stockholders in the period ended June 30, 1997. (See Note G) This pay-ment has been capitalized as goodwill and is being amortized using the straight-line method over 20 years.

The following summarized pro forma (unaudited) information assumes the acquisi-tion had occurred on January 1, 1996.

	                                                   1997       	   1996
Net sales                                    	$9,976,536   	$19,007,245
Loss from continuing operations             	 $ (275,198)	  $  (195,315)
Income from discontinued operations	          $  436,915   	$    55,743

    Net income (loss)                       	 $  161,717	   $  (139,572)
Earnings per share
  Primary
    Loss from continuing operations	          $     (.01)	  $         -
    Income from discontinued operations	      $      .01	   $         -
    Net income (loss)	                        $        -	   $         -

The above amounts reflect adjustments for revaluation of the basis of the oil and gas properties sold.

                                 	3Si Holdings, Inc.
                             (formerly, Tyrex Oil Company)
                            	Notes to Financial Statements
                                  	June 30, 1998

Note D - Accounts Receivable

                                               	   1998      	    1997

Trade receivables                           	$6,197,390    	$3,376,568
Allowance for doubtful accounts	                (55,000)  	    (45,000)

  Net                                       	$6,142,390    	$3,331,568

Generally, the Company does not require collateral or other security to support customer receivables.

Note E - Revolving Line of Credit

As of September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million based on 85% of the Company's eligible accounts receivable balance and inventory computed under the terms of the agree-ment. The line is collateralized by substantially all of the assets of the Company. Distributions to stockholders, acquisitions of assets and incurrence of additional debt are not allowed without prior consent of the financial institution. The revolving line may be terminated by the financial institution upon sixty days written notice to the Company. The Company is currently not in compliance with its financial covenants to maintain $1.5 million of tangible net worth; a debt-equity ratio of less the 5:1; and, a current ratio of 1.1:1. The lender has neither waived its right nor taken any action relative to the line at this time. The weighted average interest rate for the year ended June 30, 1998 was 9.82%.

The weighted average interest rate for the year ended December 31, 1996 was 10.87%. The weighted average interest rate for the period January 1, 1997 through April 7, 1997 was 11.57%. The weighted average interest rate for the bank note payable from April 8, 1997 through June 30, 1997 was 11.50%.


Note F - Notes Payable

                                               	   1998       	   1997
Note payable to a bank with monthly
payments of$80,000 plus interest at
2.5% over prime rate,due September 2, 1997       	$   -    	$  946,285
Note payable to a financing company with
weeklypayments of $10,970 including
interest at 9.5%,due February, 1998	                  -   	    317,986

  Notes payable	                                      -    	$1,264,271

                              	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
	                        Notes to Financial Statements
	                                June 30, 1998

Note G - Commitments

Leases
The Company currently has operating leases for office space in Englewood and Colorado Springs, Colorado and Albuquerque, New Mexico. The rent expense is net of sublease income in the Englewood office of $87,000, $23,500 and $27,000 for the year ended June 30, 1998, the period ended June 30, 1997, and the year ended December 31, 1996, respectively.

Rent expense was $114,178 for the year ended June 30, 1998, $53,137 for the period ended June 30, 1997, and, $124,440 for the year ended December 31, 1996.

During December, 1995, 3Si acquired $120,332 of furniture and fixtures under a capital lease. Accumulated amortization is $62,172 and $38,105 at June 30, 1998 and 1997, respectively.

                                         	Capital     	Capital   	Operating
	                                          Lease       	Lease      	Leases
	                                         Minimum       	Debt      	Minimum
                                        	 Payment     	Maturity  	  Payment

June 30, 1999                            	$31,324      	25,340     	169,625
June 30, 2000	                             31,324	      30,516	     141,602
June 30, 2001	                             10,442	      10,432	     139,752
June 30, 2002	                                  -	           -	      34,938

                                         	$73,090     	 66,288    	$485,917

       Less current portion	             	(25,340)
       Long term debt                   		$40,948

Royalties
3Si executed a License and Royalty Agreement effective August 1, 1993 with former stockholders of 3Si. Under the terms of the agreement, 3Si was obligated to pay 1.5% of gross revenues as a royalty expense to the former stockholders through July 1999. As a condition of the agreement with the former stockholders, dividends payable to the new stockholders had been limited. As part of the merger in May 1997, Tyrex satisfied this royalty agreement for a payment of $625,000. The buy out of this agreement is recorded as goodwill and is being amortized using the straight-line method over twenty years.

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

	                              3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
                        	Notes to Financial Statements
                                	June 30, 1998


Note H - Profit Sharing Plan

3Si established a 401(k) profit-sharing plan during the year ended December 31, 1995. Company contributions are at the discretion of the Board of Directors. For the year ended June 30, 1998, period ended June 30, 1997 and the year ended December 31, 1996, no Company contributions were made to the plan.

Note I - Stock Options and Warrants

On June 18, 1998, the Company's stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options to acquire up to 5,000,000 shares of the Company's $.01 par value common stock to employees and directors of the Company. No options were granted prior to June 30, 1998. Subsequent to June 30, 1998, the Company issued options to acquire up to 1,545,800 shares of the Company's stock at prices ranging from $.10 to $.133 per share to employees of the Company. The options vest over a period of 4 years except 1,345,000 shares which vested immediately upon grant to two officers of 3Si.

Tyrex Oil Company had a previous option plan for prior Tyrex employees (the "Tyrex Plan"). Changes in the status of options outstanding under the Tyrex Plan for year ended June 30, 1998 and the period from May 29, 1997 to June 30, 1997 were as follows:

Beginning of period, May 29, 1997                    	469,000
Granted                                                    	-
Terminated 	                                                -

End of period, June 30, 1997                         	469,000
Granted	                                                    -
Terminated	                                                 -
Exercised                                           	(469,000)

End of period, June 30, 1998	                               -

Option price                                        	   $ .14

No compensation expense was recognized related to these options in these financial statements.

On May 28, 1997, Tyrex granted warrants to purchase 750,000 shares of the Company's common stock at a price of $.30 per share. These warrants became exercisable 90 days after May 28, 1997 and are effective until August 27, 1999.

On October 22, 1997, the Company granted warrants to purchase up to 350,000 shares of the Company's common stock at a price of $.16 per share. These warrants became exercisable 90 days after October 22, 1997 and are effective until June 30, 1999. The Company also extended the exercise date on warrants previously issued to purchase up to 400,000 shares of the Company's common stock at $.255 per share from December 31, 1998 to December 31, 1999.

                               	3Si Holdings, Inc.
                           (formerly, Tyrex Oil Company)
                          	Notes to Financial Statements
                                 	June 30, 1998


Note J - Research and Development/Software Development Costs

During the fiscal year ended June 30, 1998, the Company completed research and development on its first two proprietary software products - a contact manage-ment database program and a help desk management and call avoidance system (called "KEWi"). Both programs operate via the Internet. The Company completed technological feasibility of the contact management database program in November 1997 and the help desk management system in January 1998. The Company expensed $70,366 in research and development costs and capitalized $239,082 as software development costs relative to the two products as of June 30, 1998. The Company will begin amortization of the software development costs when revenues commence in FY1999. Because the Company has only recently commenced marketing its KEWi product, it is reasonably possible that estimates of future anticipated revenues and the estimated economic life of the software products may not be achieved.
As a result, the carrying amount of the capitalized software development costs may be reduced materially in the near-term if the Company does not achieve its anticipated revenues.

The KEWi product (standing for "Knowledge and Experience bringing you Wisdom over the Internet") was introduced into the marketplace in July 1998.

Note K - Income Taxes

The merger of Tyrex (now, 3SiH) and 3Si was accomplished through a tax-free reorganization.

Prior to the merger, 3Si was organized as an S Corporation. The Company has available at June 30, 1998 net operating loss carryforwards expiring as follows:

                      	2012                   	$111,000
	                      2013                    	259,000
		                                             $370,000

The Company used $979,000 of Tyrex net operating loss carryforwards during the year ended June 30, 1997. No other Tyrex loss carryforward from prior years is available.

The Company's deferred tax assets and liabilities are compromised of the following:

                                                      	1998      	1997
Current:
	Deferral of tax deductions for compensation
 	  and bad debt                                 	$  33,000   	$82,000
	Tax benefit of net operating loss carryforward    	138,000   	 41,000
		                                                  171,000   	123,000
Non-current:
	Acceleration of tax deductions for software costs	(102,000)	        -
		                                                   69,000   	123,000
	Valuation allowance	                                     -  	(123,000)
	Net deferred taxes	                                $69,000	         -

                             	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
                        	Notes to Financial Statements
                               	June 30, 1998

Note K - Income Taxes (continued)

Management believes the Company will have sufficient taxable income in future years to obtain the entire benefit of the net operating loss carryforward and reversal of timing differences. No valuation allowance is provided at June 30, 1998.


The provision for income taxes consists of the following:

                                                      	1998        	1997

	Current expense                                   	$15,000 	   $      -
	Deferred credit                                   	(69,000)  	        -
	   Income tax benefit	                            $(54,000)	          -

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                      	1998        	1997

Income taxes at statutory rates                  	$  39,000    	$(25,000)
Non-deductible expenses	                             11,000           	-
Minimum tax	                                         15,000	           -
State taxes and other	                                4,000      	(3,000)
Valuation allowance	                               (123,000)     	28,000
   Income tax benefit	                            $ (54,000)   	$      -

Note L - Related Party Transactions

Amounts due from 3Si stockholders were $79,882 and $2,862 at June 30, 1998 and 1997, respectively. These amounts are included in other current assets.

Amounts due to two officers of Tyrex under a severance pay agreement of $89,198 at June 30, 1997 were paid in January 1998.

See Note G regarding employment agreements with three officers.

The sale of the oil and gas properties was made, in part, to a related party; 10% of the interest in these properties was sold to an officer of the corpora-tion. The terms of the sale to the officer did not differ from the terms of the sale to unrelated third parties.

                             	3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
                        	Notes to Financial Statements
                               	June 30, 1998

Note M - Discontinued Operations

On May 30, 1997, Tyrex sold all of its oil and gas properties and discontinued all of its oil and gas operating activities. The selling price was $1,803,257. After adjusting for revenues received and expenses paid, net cash received was $1,563,258. A deposit of $180,325 was received in a prior period.

At June 30, 1997, $40,749 was recorded as an account receivable. These oil and gas operations were conducted by Tyrex Oil Company prior to the merger with 3Si. No discontinued operations are included in the December 31, 1996 financial statements which reflect only the operations of 3Si. Tyrex incurred costs of $116,633, including payroll taxes, to provide severance pay for three employees associated with the oil and gas operations. This amount was recorded an accrued liability at June 30, 1997, and included in the direct costs associated with the disposition of the oil and gas properties. All of this accrued severance was paid by the Company by January 1998.

There is no tax effect from the sale of the oil and gas properties as Tyrex has sufficient net operating loss carryforwards to offset any taxable gain on the sale.

The gain from discontinued operations consists of the following:

  Gain on sale of oil and gas properties              	$536,700
  Direct cost associated with disposition of
    oil and gas properties, including severance
    package and merger costs incurred by Tyrex        	(335,907)
  Gain on sale of discontinued operations             	$200,793

Note N - Concentrations of Credit Risk and Major Customers

In April 1996, 3Si entered into a sub-contract agreement to provide informa-tion systems support to the U.S. Postal Service. Revenues for the year ended June 30, 1998 were approximately $5.5 million which constituted greater than 10% of the total revenues of the Company for the period. The Company estimates continuing revenue from this sub-contract agreement to be approximately $5 million per year for the next three years ending March 31, 2001, (which includes anticipated renewals).

During the fiscal year ended June 30, 1998, one other significant customer comprised more the 10% of net sales of the Company for the year (17.6% in total). At June 30, 1998, approximately 58% of trade receivables were owed by three customers. At June 30, 1997, approximately 48% of trade receiv-ables were owed by nine customers.

3Si obtains substantial hardware for product sales from two vendors, but this hardware can be readily obtained from other sources.

The Company has a revolving line of credit with a financial institution (See Note E) and currently has no other source of funding. The Company is currently not in compliance with certain of its financial ratio covenants with the lender. The lender has neither waived its right nor taken any action relative to the line at this time.

	                             3Si Holdings, Inc.
                         (formerly, Tyrex Oil Company)
                        	Notes to Financial Statements
                               	June 30, 1998

Note O - Current Business Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently not in compliance with certain covenants of its revolving line of credit. The lender has neither waived its rights nor taken any action relative to the line at this time. If the lender were to not continue the line, such action would have a material adverse impact to the Company. At June 30, 1998, current liabilities exceed current assets by $199,393. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes it could replace the revolving line with another financial institution although there is no assurance that such line could be obtained or if obtained, under the same terms of the current line. The Company is actively seeking private equity financing to assist with its current working capital deficit.