Form 10-Q
period 1998-09-30
3SI HOLDINGS INC
filed 1998-11-17
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                               FORM 10-Q


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  September 30, 1998

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

At October 31, 1998, 33,934,298 shares of the Registrant's $.01 par value common stock were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       	Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and
        	Results of Operations

Financial Condition
Subsequent to September 30, 1998, the Company's revolving line of credit lender gave the Company notice of its intent to terminate the Company's revolving line. The Company currently has until January 16, 1999 to replace the facility or repay the line. The Company is currently negotiating with other lenders. The Company's management believes it will replace the revolving line within the termination deadline with another financial institution although there is no assurance that such line will be obtained or if obtained, under the same terms of the current line.

With the replacement of its revolving line, the Company believes it has the financial resources to meet the Company's financial needs for its operations during the next fiscal year.

As of September 30, 1998, the Company had a working capital deficit of approximately $490,000 but positive cash flows from operating activities of approximately $264,000 for the quarter ended September 30, 1998. This reflects the Company's continued investment into its proprietary software products and implementation of its new management information software.

The Company is actively seeking additional capital whether in the form of subordinated debt or equity to improve its working capital deficit as well as permit marketing of its new proprietary products into the Internet marketplace.

Results of Operations

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Overview
The Company realized net earnings from operations of $90,996 versus $26,112 during the quarters ended September 30, 1998 and 1997, respectively. The net earnings is created by 3Si's success in generating increased sales of approximately $1.1 million between the quarters, primarily in product sales as discussed further below and its expense savings through the reduction of its Internet security workforce and the sale of its field services division at the end of FY1998.

Comparative Analysis
Sales were approximately $8,426,000 and $7,302,000 during the quarters ended September 30, 1998 and 1997, respectively. Total sales increased by approximately $1,125,000 or 15.4%. This increase is primarily the result of the Company's success in increasing product sales between the quarters. Product sales increased approximately $1,109,000, or 66.2%. The rest of the increase was due to increases in USPS sub-contract sales due to increases in billable rates between periods. Employment on the USPS sub-contract remained relatively stable with 79 employees in September 1998 verus 80 in September 1997.

The Company's gross margin declined overall between quarters changing from 30.4% of sales in 1997 to 23.4% in 1998 due to lower product sales margins. Gross margins on product sales declined from 9.9% in 1997 to 7.9% in 1998 due to the competitive nature of selling to government agencies during the quarter ended September 30, 1998.

Selling and administrative expenses decreased approximately $312,000, or 14.2% due primarily to the reduction of expenses through the reduction of its Internet security workforce and the sale of its field services division at the end of FY1998.

The reduction in expenses between the quarters ended September 30, 1998 versus 1997 was approximately $148,000 for Internet security expenses and approximately $120,000 related to the field services business. The remaining decrease in selling and administrative expenses of approximately $44,000 relates to decreased commissions paid during the quarter on decreased gross margin derived.

Interest expense increased due to the Company's increased borrowings on its revolving line of credit to support the increase in product sales. Interest income decreased due to the Company's decrease in its excess cash balances between quarters. The Company expended approximately $1,851,000 in December 1997 of its excess cash balances to complete its self-tender offer in completion of the terms of the Tyrex merger.

Cash flow provided by operating activities of approximately $264,000 remained relatively consistent with the same quarter in the previous fiscal year of approximately $255,000 as the Company managed cash paid to vendors.

Cash used for investing activities in the quarter ended September 30, 1998 includes software development costs relating to the Company's proprietary products of approximately $177,000 and costs associated with its acquisition and implementation of a new information management software of approximately $170,000. For the quarter ended September 30, 1998, capitalized acquisition and implementation costs include $94,566 of costs paid to outside consultants and $30,503 of internal costs.

Cash provided (used) for financing activities differs between the quarters ended September 30, 1998 and 1997 due primarily to the completion of the refinancing of its notes payable with a bank in September 1997.

At September 30, 1998, the Company had 118 employees, including 79 servicing the USPS sub-contract in Raleigh, NC and 2 in Wyoming versus having had 141 in total at September 30, 1997 including 80 servicing the USPS sub-contract.


                       Part II - OTHER INFORMATION

Item 1. Litigation

During the quarter ended September 30, 1997, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect the government's leasing of certain equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation" the Company would be liable for the present value of the discounted cash flows then owed under the lease. On July 31, 1998, the Federal government terminated the lease for convenience. The leasing company has filed suit to recover the present value of the discounted cash flows under the lease from the Company, which are approximately $385,000, plus attorneys fees and interest. The Company has documentation from the Federal government indicating its "Termination for Convenience".

The Company intends to vigorously defend against this action. Although it is not possible to predict with certainty the outcome of any litigation, management believes it is unlikely that the ultimate disposition of the matter above will have a material adverse effect on the Company's consolidated financial position, liquidity, cash flows or results of operations for any year.

Item 6. 	Exhibits and Reports on Form 8-K

(a)	Not applicable.

(b)	A Form 8-K was not required to be filed in the period covered by this report.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    	3Si Holdings, Inc.
                                       	(Registrant)

Date:  November 14, 1998              	By:  /s/ Felipe L. Valdez
                                       Felipe L. Valdez,
                                       Chief Executive Officer
                                     		and Chairman of the Board

Date:  November 14, 1998    	          By:  /s/ Paul F. Kaufhold
	                                      Paul F. Kaufhold,
                                       Chief Financial Officer

                             3Si Holdings, Inc.


                        Index to Financial Statements



	Consolidated Balance Sheets, at September 30, 1998(Unaudited)
		and June 30, 1998  . . . . . . . . . . . . . . . . . . . . . . . . .	F-1
	Consolidated Statements of Operations for the quarter ended
	September 30, 1998 and 1997 (Unaudited) . . . . . . . . . . . . . . .	F-2
	Consolidated Statements of Cash Flows for the quarter ended
	September 30, 1998 and 1997 (Unaudited) . . . . . . . . . . . . . . .	F-3
	Notes to Consolidated Interim Financial Statements(Unaudited) . . . .	F-4

                                     Item 1


                         CONSOLIDATED FINANCIAL STATEMENTS

                                3Si Holdings, Inc.



                                September 30, 1998

                               3Si Holdings, Inc.
                          Consolidated Balance Sheets
                 September 30, 1998 (Unaudited) and June 30, 1998

ASSETS                              September 30,1998
                                       (Unaudited)             June 30, 1998
CURRENT ASSETS

Cash and cash equivalents             $   57,234                    13,843
Accounts receivable - trade            8,222,350                 6,142,390
Inventory                                224,186                   225,741
Deferred income taxes                    171,000                   171,000
Other current assets                     257,448                   193,029
Total current assets                   8,932,218                 6,746,003

PROPERTY AND EQUIPMENT, AT COST
Computer systems (note 1)                 844,159                  674,118
Furniture and fixtures                    169,178                  169,178
Leasehold improvements                     92,034                   92,034
Total property and equipment            1,105,371                  935,330
Less accumulated depreciation and
 amortization                            (393,259)                (366,258)
Net property and equipment                712,112                  569,011

OTHER ASSETS
Deposits                                   31,330                   31,330
Software development costs (note 2)       415,853                  239,082
Goodwill                                  583,333                  591,146
Total other assets                      1,030,517                  861,558

Total assets                          $10,674,847                8,176,572

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit (note 3)      $3,016,744                2,858,337
Current portion of capital lease           26,037                   25,340
Accounts payable - trade                6,109,806                3,742,603
Customer deposits                         107,874                   98,185
Income taxes payable                       15,000                   15,000
Accrued liabilities                       147,179                  203,756
Total current liabilities               9,422,640                6,943,221

LONG-TERM DEBT                             34,171                   40,948

DEFFERED INCOME TAXES                     102,000                  102,000

CONTINGENCIES (note 7)                          -                        -

STOCKHOLDERS' EQUITY (note 4)
Common stock - authorized 50,000,000
	shares of $.01 par value;
	39,984,924 shares issued and
	33,934,298 shares outstanding            399,849                  399,849
Additional paid in capital              2,380,044                2,380,044
Retained earnings                         193,496                  167,863
Treasury stock, at cost,
	6,050,626 shares                      (1,857,353)              (1,857,353)
Total stockholders' equity              1,116,036                1,090,403

Total liabilities and
	stockholders' equity                 $10,674,847                8,176,572

     See accompanying notes to interim consolidated financial statements.

                              3Si Holdings, Inc.
                    Consolidated Statements of Operations
             For the Quarters Ended September 30, 1998 and 1997

                                 (Unaudited)

                                               1998                1997
Product sales                               $6,425,054          $5,316,431
Consulting and other service revenue         2,001,305           1,985,211
   Net sales                                 8,426,359           7,301,642

Cost of products sold                        5,918,989           4,787,522
Costs of contract labor                        535,508             294,955
Total cost of sales                          6,454,497           5,082,477

  Gross profit                               1,971,862           2,219,165

Selling and administrative expenses          1,880,866           2,193,054

Earnings from operations                        90,996              26,112

Other income (expense):
  Interest income                                1,044              41,199
Interest expense                               (70,661)            (26,735)
Miscellaneous income                             4,254               4,573
Total other income (expense)                   (65,363)             19,036

Earnings before income taxes                    25,633              45,148

Income taxes (Note 6)                                -                   -

Net earnings                                $   25,633              45,148

Earnings per common share                   $     0.00          $     0.00

Weighted average shares outstanding
	(note 5)                                   39,984,924          39,293,424

    See accompanying notes to interim consolidated financial statements.

                                3Si Holdings, Inc.
                      Consolidated Statements of Cash Flows
              For the Quarters Ended September 30, 1998 and 1997

                                   (Unaudited)

                                                1998               1997
Operating activities:
  Net earnings                             $   25,633             45,148
Reconciling adjustments:
  Depreciation and amortization                34,753             34,753
Change in operating assets and
	liabilities:
  Accounts receivable                      (2,079,960)          (258,671)
  Inventory                                     1,555            300,993
  Other assets                                (37,860)           (23,845)
  Accounts payable                          2,367,203             37,487
  Other liabilities                           (46,888)           118,859
   Total adjustments                          238,803            174,824

Net cash provided by operating
	activities                                   264,436            254,724

Investing activities:
  Purchases of equipment                     (170,041)           (74,156)
  Software development costs                 (176,771)                 -
  Loans to stockholders                       (26,559)                 -
  Merger costs                                      -            (16,277)

Net cash used in investing
	activities                                  (373,371)           (90,433)

Financing activities:
  Revolving line of credit, net               158,406            795,856
  Payments on notes payable                         -         (1,060,919)
  Payments on capital lease                    (6,080)            (5,374)

Net cash provided (used) by
	financing activities                         152,326           (270,437)

Net change in cash and cash equivalents        43,391           (106,145)

Cash and cash equivalents, beginning           13,843          2,219,145

Cash and cash equivalents, ending          $   57,234          2,113,000

Supplemental disclosures of cash flow
	information:
  Interest paid                            $   50,148             35,171
  Income tax paid                          $        -                  -

    See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

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

	Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Presentation

On June 18, 1998, the stockholders approved a change to the Company's name. Effective September 15, 1998, the Company's name changed from Tyrex Oil Company to 3Si Holdings, Inc. (3SiH or the Company).

On May 28, 1997, Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of 3Si Inc. ("3Si"). Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex (now 3SiH). The merger has been accounted for as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders.

All intercompany balances and transactions have been eliminated in the financial statements.

The principal markets for 3Si's sales and services have been the U.S. Postal Service and large corporations located in Colorado and New Mexico. 3Si is concentrating on expanding its sales base throughout the United States. The corporate offices are located in Englewood, Colorado. 3Si also maintains offices in Albuquerque, New Mexico; Raleigh, North Carolina; and Colorado Springs, Colorado.

Note 1 - Computer Software Costs
Expenditures related to the Company's acquisition and implementation of a new information management software have been capitalized as computer systems. For the quarter ended September 30, 1998, capitalized costs include $94,566 of costs paid to outside consultants and $30,503 of internal costs. Capitalized implementation costs will be amortized using the straight-line method over the remaining estimated useful life of the system. The software had not been placed in service as of September 30, 1998.

Note 2 - Software Development Costs
During the fiscal year ended June 30, 1998, the Company completed research and development on its first two proprietary software products - a contact management database program and a help desk management and call avoidance system (called "KEWi"). Both programs operate via the Internet. During the quarter ended September 30, 1998, the Company capitalized $176,771 as software development costs relative to its proprietary products. The Company will begin amortization of the software development costs when significant revenues commence in FY1999.

                               3Si Holdings, Inc.

                                   (Unaudited)

Note 3 - Revolving Line of Credit
As of September 30, 1997, the Company replaced its note payable with a bank with a revolving line of credit facility with another financial institution. The new revolving line of credit is at the prime rate of interest and permits the Company to borrow up to $5 million based on 85% of the Company's eligible accounts receivable balance and inventory computed under the terms of the agreement. The line is collateralized by substantially all of the assets of the Company. Distributions to stockholders, acquisitions of assets and incurrence of additional debt are not allowed without prior consent of the financial institution. The revolving line may be terminated by the financial institution upon sixty days written notice to the Company. The Company is currently not in compliance with its financial covenants to maintain $1.5 million of tangible net worth; a debt-equity ratio of less than 5:1; and, a current ratio of 1.1:1.

Subsequent to September 30, 1998, the lender gave the Company notice of its intent to terminate the line. The Company currently has until January 16, 1999 to replace the facility or repay the line. The Company is currently negotiating with other lenders. The Company's management believes it will replace the revolving line within the termination deadline with another financial institution although there is no assurance that such line will be obtained or if obtained, under the same terms of the current line.

Note 4 - Stock Options and Warrants
On June 18, 1998, the Company's stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options to acquire up to 5,000,000 shares of the Company's $.01 par value common stock to employees and directors of the Company. No options were granted prior to June 30, 1998. Subsequent to June 30, 1998, the Company issued options to acquire up to 1,545,800 shares of the Company's stock at prices ranging from $.10 to $.133 per share to employees of the Company. The options vest over a period of 4 years except 1,345,000 shares which vested immediately upon grant to two officers of 3Si, Inc.

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

Note 5 - Income Per Share
Net income per share for the quarters ended September 30, 1998 and 1997 was computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options would have an anti-dilutive effect.

                               3Si Holdings, Inc.

                                  (Unaudited)

Note 6 - Income Taxes
At September 30, 1998, the Company has net operating loss carryforwards sufficient to offset any tax liability arising during the period.

Note 7 - Litigation
During the quarter ended September 30, 1997, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect the government's leasing of equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation" the Company would be liable for the present value of the discounted cash flows yet owed under the lease. On July 31, 1998, the Federal government terminated the lease for convenience. The leasing company has filed suit to recover the present value of the discounted cash flows under the lease from the Company, which are approximately $385,000, plus attorneys fees and interest. The Company has documentation from the Federal government indicating its "Termination for Convenience".

The Company intends to vigorously defend against this action. Although it is not possible to predict with certainty the outcome of any litigation, management believes it is unlikely that the ultimate disposition of the matter above will have a material adverse effect on the Company's consolidated financial position, liquidity, cash flows or results of operations for any year. The Company has not accrued any estimate for settlement or resolution of this matter in these financial statements; however, this is a significant estimate which could potentially change within the next year.