Form 10-Q
period 1999-03-31
3SI HOLDINGS INC
filed 1999-05-20
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

                                       OR

[ ] TRANSITON REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________  to  _________________


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


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

At March 31, 1999, 33,898,298 shares of the Registrant's $.01 par value common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
Subsequent to December 31, 1998 and again referenced in the December 31, 1998 SEC 10-Q report, the Company's revolving line of credit lender gave the Company notice of its intent to terminate the Company's revolving line. The Company, however, continued to obtain the necessary credit facilities to continue operations beyond the anticipated termination date. The extensions granted by the lender were due to the Company's pending sale of assets to the Technology Integration Group (TIG) and are discussed further below in this report. The company further terminated discussions with other financial institutions as a result of this change.

As of March 31, 1999, the Company had a working capital deficit of approximately $1,575,116 and a negative cash flow from operating activities of approximately $133,013 for the quarter ended March 31, 1999.

Reduction of Bank Line
During the quarter ended March 31, 1999, the Company's lender reduced the Company's line limit from $3.0 million to $2.5 million.

Acquisition of Substantially All Its Assets
On March 10, 1999, 3Si received a Letter of Intent from PC Specialists, Inc. (also known as TIG) in San Diego, CA to purchase substantially all of the Company's assets, excluding but not limited to its accounts receivables, its software subsidiary (also known as KEWi.net), and the information management software. The Board of Directors moved to present the sale to the shareholder in a special meeting of shareholders April 30, 1999. On April 30, 1999, the shareholders of 3Si Holdings voted to approve and ratify this acquisition. The transaction is expected to close in the near future.

As part of the acquisition, Mr. Larry Valdez's position with 3Si will be terminated. Mr. Valdez has been offered a position as Sales and Service Manager with TIG. Mr. Valdez will continue to serve as Chairman and Board member of 3Si Holdings.

Ratification and Approval to Separate the Software Division from 3Si Holdings, Inc. In a special meeting of shareholders, the Board of Directors and management of 3Si proposed and gained approval to separate the software division from 3Si Holdings into a newly formed Colorado subsidiary, KEWi.net, Inc. ("KEWi.net"), in exchange for the stock of KEWi.net. KEWi.net will be offering and issuing up to 750,000 additional shares of stock in the company pursuant to a private offering qualifying under Regulation D.

KEWi.net, Inc. will focused on developing and marketing its Internet-based customer support product (KEWi). Mr. Frank Backes has been appointed President of this company in addition to accepting additional responsibilities with 3Si Holdings, Inc.

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Overview
The Company realized a net loss from operations of ($995,782) versus a net loss of ($137,502) during the quarters ended March 31, 1998. The net loss was created by a decrease in sales, an increase in the company's bad debt reserve, and lower gross profits on product sales.

The company sold its government division for $500,000 to Storage Area Networks, Inc. (SAN). The value paid of $500,000 was primarily for the company's GSA contract. The company also wrote off the amortized goodwill as of March 31, 1999.

Comparative Analysis
Sales were $5,443,472 and $6,568,890 during the quarters ended March 31, 1999 and 1998, respectively. Total sales decreased of approximately $1,125,528 or 17.1%. The decrease is primarily the result of an increase in competition, restrictions on the company's revolving line of credit, diversion of the Company's senior resources away from sales to focus on financing needs, and the sale of the restructuring of the company (including sales of both the government and commercial divisions).

The Company's gross margin declined overall between quarters, changing from 32.5% of sales in 1998 to 8.6% in 1998, due primarily to stiff competition and extremely low margins related to government sales.

Selling, general and administrative expenses decreased approximately $811,943 compared to March 31, 1998 due primarily to the reduction of expenses through the reduction of the Company's workforce and cost reduction efforts.

Interest expense decreased from $57,355 in the third quarter of 1998 to $40,482 in the third quarter of 1999. The decrease was due to the Company's decreased borrowings on its revolving line. Interest income decreased due to the Company's decrease in its excess cash balances between quarters.

Cash flow provided by operating activities decreased from a negative cash flow of ($389,729) to a negative cash flow of ($133,013) in third quarters of fiscal years 1998 and 1999, respectively.

Cash used for investing activities in the third quarter of 1998 was lower compared to the third quarter of 1999, as the company was no longer investing in software development, since the KEWi product was completed and sales had begun.

Cash used for financing activities differs between the quarters ended March 31, 1999 and 1998, due primarily to lower usage on the Company's line of credit and the conversion of some accounts receivable to short term debt.

On March 31, 1999, the Company had 118 employees, including 79 servicing the USPS sub-contract in Raleigh, North Carolina and 2 in Wyoming, versus having had 141 in total at September 30, 1997 including 80 servicing the USPS sub-contract.

Fiscal Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.

The same dynamics which effected the quarter (and discussed above), impacted the fiscal year-to-date.

Sales were approximately $19,045,132 and $21,737,146 during the nine months ended March 31, 1999 and 1998, respectively. The decrease is primarily the result of an increase in competition, restrictions on the company's revolving line of credit, diversion of the company's senior resources away from sales to focus on financing needs and the sale of the assets (including both the government and commercial divisions).

The company's gross margin declined from 31.1% to 20.6% in the nine months ending March 31, 1998 and 1999 respectively. The declining gross profit margin was due to the low margins on sale of product, especially the government sales.

Selling, General and Administrative expenses decreased by $1,552,807 in the third quarter of 1999, compared to the third quarter of 1999, due to lower cutbacks in staffing and cost cutting measures. In addition, expenses were further lowered due to the sale of the field service division at the end of the FY1998.

Interest expense decreased from approximately $35,373 during the nine months ended March 31, 1999, compared to the prior period, due primarily to higher usage of the line of credit.

Cash flow provided by operating activities decreased from ($1,128,554) to $1,416,281 in first nine months of FY1998 and FY1999, respectively. The increase was primarily due to higher accounts payable.

Cash used for investing activities decreased in the first nine months of 1999 compared to same time in FY1998. The decrease was due primarily to the sale of the government division, which was significantly offset by costs related to the development of the company's preparatory software (KEWi). Development costs related to this product ceased at the end of the second quarter in FY1998, when the product was completed.

Cash provided for financing activities differs between the first nine months of FY1999 and FY1998 due primarily to accounts payable converted to short term debt.


Part II - OTHER INFORMATION

Item 1. Litigation

During the quarter ended September 30, 1997, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect the government's leasing of certain equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation," the Company would be liable for the present value of the discounted cash flows then owed under the lease.

On July 31, 1998, the Federal government terminated the lease for convenience. The leasing company has filed suit to recover the present value of the discounted cash flows under the lease from the Company, which are approximately $385,000, plus attorneys fees and interest. The Company has documentation from the Federal government indicating its "Termination for Convenience."

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

                                  3Si Holdings, Inc.
                                  (Registrant)


Date:  May 17, 1999                 By:  /s/ Felipe L. Valdez,
                                         -----------------------
                                             Felipe L. Valdez,
                                             Chief Executive Officer and
                                             Chairman of the Board



Date:  May 17, 1999
                                    By:  /s/ Frank W. Backes,
                                         -----------------------
                                             Frank W. Backes,
                                             Assistant Secretary

                               3Si Holdings, Inc.


                          Index to Financial Statements



         Consolidated Balance Sheets, at March 31, 1999 (Unaudited)
                  and June 30, 1998 . . . . . . . . . . . . . . . . . . . . .F-1
         Consolidated Statements of Operations for the quarter and
                  nine months ended March 31, 1999 and 1998 (Unaudited) . . .F-2 Consolidated Statements of Cash Flows for the quarter and nine months ended March 31, 1999 and 1998 (Unaudited) . . F-3 Notes to Consolidated Interim Financial Statements (Unaudited).. . F-4

                                     Item 1


                        CONSOLIDATED FINANCIAL STATEMENTS

                               3Si Holdings, Inc.



                                 March 31, 1999

                               3Si Holdings, Inc.

                           Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and June 30, 1998

                                                     March 31,1999     June 30,
                                                      (Unaudited)        1998
         ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................   $   253,564         13,843
Accounts receivable - trade ......................     5,902,930      6,142,390
Inventory ........................................       207,643        225,741
Deferred income taxes ............................       171,000        171,000
Other current assets .............................       373,996        193,029
                                                     -----------    -----------
Total current assets .............................     6,909,134      6,746,003

PROPERTY AND EQUIPMENT, AT COST
Computer systems (note 1) ........................       837,153        674,118
Furniture and fixtures ...........................       170,178        169,178
Leasehold improvements ...........................        92,492         92,034
                                                     -----------    -----------
Total property and equipment .....................     1,099,823        935,330
Less accumulated depreciation and amortization ...      (447,139)      (366,319)
                                                     -----------    -----------
Net property and equipment .......................       652,685        569,011

OTHER ASSETS
Other assets .....................................        31,330         31,330
Software Development Costs (Note 2) ..............       562,565        239,082
Goodwill (Note 3) ................................          --          591,146
                                                     -----------    -----------
Total other assets ...............................       593,896        861,558

Total assets .....................................   $ 8,155,714      8,176,572
                                                     -----------    -----------

         LIABILITIES AND
         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit (Note 4) ................   $ 1,063,483      2,858,337
Short-term debt (Note 5) .........................       673,216           --
Current portion of capital lease .................        25,253         25,340
Accounts payable - trade .........................     6,329,760      3,742,603
Income taxes payable .............................          --           15,000
Customer deposits ................................          --           98,185
Accrued liabilities ..............................       392,537        203,756
                                                     -----------    -----------
Total current liabilities ........................     8,484,250      6,943,221

LONG-TERM DEBT ...................................        25,709         40,948
DEFERRED INCOME TAXES ............................       102,000        102,000

STOCKHOLDERS' EQUITY (notes 5 and 6)
Common stock - authorized 50,000,000
        shares of $.01 par value; issued
 39,984,924; outstanding 39,984,924 ..............       399,849        399,849
Additional paid in capital .......................     2,380,044      2,380,044
Retained earnings (deficit) ......................    (2,124,851)       167,863
Treasury stock, at cost, 6,050,626
        shares (45,000 at June 30, 1997) .........    (1,857,353)    (1,857,353)
                                                     -----------    -----------
Total stockholders' equity .......................      (456,244)     1,090,403

Total liabilities and stockholders' equity .......   $ 8,155,714    $ 8,176,572
                                                     -----------    -----------

      See accompanying notes to interim consolidated financial statements.
                                       F-1

                               3Si Holdings, Inc.

                      Consolidated Statement of Operations
                 For the Quarters and Nine Months March 31, 1999

                                   (Unaudited)

                                          Quarter Ended                 Nine Months Ended
                                             March 31,                       March 31,
                                        1999            1998            1999           1998
                                        ----            ----            ----           ----
Product sales ................   $  3,932,025       4,510,300      13,935,304      15,360,578
Consulting and other
 service revenue .............      1,511,447       2,058,590       5,109,828       6,376,568
                                 ------------    ------------    ------------    ------------

   Net sales .................      5,443,472       6,568,890      19,045,132      21,737,146

Cost of products sold ........      4,886,001       4,104,541      14,307,598      13,952,006
Costs of contract labor ......         91,262         327,917         813,327       1,033,510
                                 ------------    ------------    ------------    ------------

Total cost of sales ..........      4,977,263       4,432,458      15,120,925      14,985,516

  Gross profit ...............        466,209       2,136,432       3,924,207       6,751,630

Selling and administrative
        expenses .............      1,461,991       2,273,934       5,244,457       6,797,264
                                 ------------    ------------    ------------    ------------

Earnings (loss) from
        operations ...........       (995,782)       (137,502)     (1,320,250)        (45,634)


Other income (expense):
Interest income ..............            500           2,473           4,756          60,790
Interest expense .............        (40,482)        (64,887)       (160,009)       (124,636)
Write-off of Prepaid Royalties       (575,522)           --          (575,522)           --
Sale of Government Division ..        500,000            --           500,000            --
Misc. Income .................           --               310           4,378           6,881
                                 ------------    ------------    ------------    ------------

Loss before income
        taxes ................     (1,111,286)       (199,606)     (1,546,648)       (102,599)

Income taxes .................           --              --              --              --
                                 ------------    ------------    ------------    ------------


Net loss .....................     (1,111,286)       (199,606)     (1,546,648)       (102,599)
                                 ------------    ------------    ------------    ------------


Loss per common share ........          (0.01)          (0.01)           (0.0)          (0.00)
                                 ------------    ------------    ------------    ------------

Shares outstanding(note 8) ...     39,984,924      39,984,924      39,984,924      35,054,921
                                 ------------    ------------    ------------    ------------


      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                     Consolidated Statements of Cash Flows
         For the Quarters and Nine Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                             Quarter Ended               Nine Months Ended
                                                                March 31,                     March 31,
                                                           1999           1998           1999          1998
                                                           ----           ----           ----          ----
Operating activities:
  Net loss .......................................   $(1,611,286)      (199,606)    (2,046,648)      (102,599)
Reconciling adjustments:
 Depreciation and amortization ...................        29,940         34,753         96,445        104,258
 Gain on sale of equipment .......................          --             --             --            2,665
Change in operating assets and liabilities:
  Accounts receivable ............................      (759,438)       749,793         64,261     (1,598,350)
  Inventory ......................................        32,509        397,050         18,098        342,072
  Other assets ...................................       622,374          9,483        622,871        (25,994)
   Accounts payable ..............................     1,413,956       (952,200)     2,587,157        470,370
  Other liabilities ..............................       177,932       (425,759)        74,097       (320,976)
   Total adjustments .............................     1,451,332        (81,649)     3,366,483     (1,132,878)

Net cash provided by operating                       ___________     __________    ___________     __________
        activities ...............................      (133,013)      (389,729)     1,416,281     (1,128,554)


Investing activities:
 Purchases of equipment ..........................         3,029        (16,199)      (164,494)       (93,815)
 Software development costs ......................          --          (65,450)      (323,483)       (65,450)
 Merger costs ....................................          --             --          (53,118)        (8,279)
 Sale of Government Division .....................       500,000           --          500,000           --

Net cash used in investing                           ___________     __________    ___________     __________
        activities ...............................      (503,029)       (81,649)       (41,095)      (167,544)

Financing activities:
 Payments on notes payable .......................       673,216       (102,206)       673,216     (1,258,628)
 Payments on capital lease .......................        (1,500)        (7,149)       (13,826)       (21,843)
 Proceeds (payment) on revolving line ............      (958,885)        (3,243)    (1,794,854)     2,353,655
 Proceeds from exercise of
         options (note 3) ........................          --             --             --           65,660
 Payments on self-tender .........................          --             --             --       (1,851,366)
 Dividends paid, prior to merger .................          --             --             --             --
Net cash used by financing                              ________        _______      _________       ________
        activities ...............................      (287,169)      (109,355)    (1,135,465)      (712,522)

Net change in cash and cash equivalents ..........        82,846       (580,733)       239,721     (2,008,620)

Cash and cash equivalents, beginning .............       170,718        791,258         13,843      2,219,145

Cash and cash equivalents, ending ................   $   253,564         10,525        253,564        210,525
                                                     -----------    -----------    -----------    -----------

Supplemental disclosures of cash flow information:
 Interest paid ...................................   $    40,482         57,355         96,855        114,799
                                                     -----------    -----------    -----------    -----------

      See accompanying notes to interim consolidated financial statements.

                                3Si Holding, Inc.

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

         Operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Presentation
------------

On June 18, 1998, the stockholders approved a change to the Company's name. Effective September 15, 1998, the Company's name changed from Tyrex Oil Company to 3Si Holdings, Inc. ("3SiH" or "the Company").

On May 28, 1997, Tyrex Oil Company ("Tyrex") acquired 100% of the common stock of 3Si Inc. ("3Si"). Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex (now 3SiH). The merger has been accounted for as a purchase of Tyrex by 3Si, since the merger resulted in 84% of the outstanding stock of Tyrex being held by the 3Si stockholders.

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

Note 1 - Computer Software Costs
--------------------------------
Expenditures related to the Company's acquisition and implementation of new information management software have been capitalized as computer systems. For the nine months ended March 31, 1999, capitalized costs include $94,566 of costs paid to outside consultants and $52,398 of internal costs. With the sale of significantly all of the company's assets, the Company has decided not to implement the system and is attempting to sell the Oracle system.

Note 2 - Software Development Costs
-----------------------------------
During the fiscal year ended June 30, 1998, the Company completed research and development on its first two proprietary software products -- a contact management database program and a help desk management and call avoidance system (called "KEWi"). Both programs operate via the Internet. During the nine months ended March 31, 1999, the Company capitalized $323,483 as software development costs relative to its proprietary products.

Note 3 - Reduction in Goodwill
------------------------------
The remaining goodwill of approximately $575,500, which was created in FYE June 30 ,1997 as result as a payment to former 3Si stockholders to satisfy a License and Royalty Agreement, was written off in the third quarter. This write-off of the asset was made due to the anticipated sale of the business operations related to the royalty payments.

Note 4 - Revolving Line of Credit
---------------------------------
Subsequent to December 31, 1998, and again referenced in the December 31, 1998 SEC 10-Q report, the Company's revolving line of credit lender gave the Company notice of its intent to terminate the Company's revolving line. The Company, however, continued to obtain the necessary credit facilities to continue operations beyond the anticipated termination date. The extensions granted by the lender were due to the Company's pending sale of assets to the Technology Integration Group (TIG) and are discussed below in this report. The company further terminated discussions with other financial institutions as a result of this change.

Note 5 - Short-Term Debt With Vendor
------------------------------------
As part of the agreement of the sale of the government division to SAN, which is a related entity to Innovative Interfaces, Inc. (Innovative), a 3Si vendor, an agreement was made to convert part of the accounts payables due to Innovative to a short-term note.

Note 6 - Stock Options and Warrants
-----------------------------------
On June 18, 1998, the Company's stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options to acquire up to 5,000,000 shares of the Company's $.01 par value common stock to employees and directors of the Company. No options were granted prior to June 30, 1998. Subsequent to June 30, 1998, the Company issued options to acquire up to 1,866,300 shares of the Company's stock at prices ranging from $.10 to $.133 per share to employees of the Company. The options vest over a period of 4 years, except 1,345,000 shares which vested immediately upon grant to two managers and one developer of 3Si, Inc.

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

Note 7 - Income Per Share
-------------------------
Net income per share for the quarters ended March 31, 1999 and 1998 was computed on the basis of the weighted average number of common stock shares only, as shares subject to warrants and stock options would have an antidilutive effect.

Note 8 - Income Taxes
---------------------
At March 31, 1999, the Company had net operating loss carryforwards sufficient to offset any tax liability arising during the period.

Note 9 - Litigation
-------------------
During the quarter ended September 30, 1997, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect the government's leasing of certain equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation," the Company would be liable for the present value of the discounted cash flows then owed under the lease.

On July 31, 1998, the Federal government terminated the lease for convenience. The leasing company has filed suit to recover the present value of the discounted cash flows under the lease from the Company, which are approximately $385,000, plus attorneys fees and interest. The Company has documentation from the Federal government indicating its "Termination for Convenience."

The Company intends to vigorously defend against this action. Although it is not possible to predict with certainty the outcome of any litigation, management believes it is unlikely that the ultimate disposition of the matter will have a material adverse effect on the Company's consolidated financial position, liquidity, cash flows or results of operations for any year.