Form 10-K
period 1999-06-30
3SI HOLDINGS INC
filed 1999-10-13
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [NO FEE REQUIRED]
                        For the year ended June 30, 1999

                                       OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ____________ to ____________


                         Commission file number 0-09358
                               3Si HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)
                               Wyoming 83-0245581
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)
                              6886 S. Yosemite St.
                            Englewood, Colorado 80112
              (Address of principal executive offices and zip code)

                                 (303) 749-0210
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes |X|  No |_|

|X| Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock of the Registrant, as of September 15, 1999, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $0.125.

         As of September 15, 1999, there were outstanding 34,033,530 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                 Total Pages 22
                           Exhibit Index on Page 20

                                Table of Contents

PART I.......................................................................3
 .  ITEM 1.     BUSINESS......................................................3
      GENERAL................................................................3
      INDUSTRY BACKGROUND....................................................3
         Internet Support Market.............................................3
            1. Traditional Support Market (Certified Support)................4
               A. Gartner Group Defines the Support Market...................4
               B. Forrester Research Inc. Maps Customer Service Market.......6
            2. Person-To-Person Internet Support Market......................6
      STRATEGY...............................................................6
      PRODUCTS AND SERVICES..................................................7
         KEWi.net -Internet Support Service..................................7
      SALES AND MARKETING....................................................7
      STRATEGIC ALLIANCE.....................................................7
      COMPETITION............................................................7
      EMPLOYEES..............................................................8
   ITEM 2.     PROPERTIES....................................................8
   ITEM 3.     LEGAL PROCEEDINGS.............................................8
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........8

PART II......................................................................9

   ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                    SHAREHOLDER MATTERS......................................9
   ITEM 6.     SELECTED FINANCIAL DATA.......................................9
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL............11
               CONDITION AND RESULTS OF OPERATIONS..........................11
               YEAR 2000....................................................15
               RISK FACTORS.................................................15
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....16
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................16
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................16

PART III....................................................................16

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............16
              BUSINESS EXPERIENCE OF DIRECTORS..............................17
   ITEM 11.   EXECUTIVE COMPENSATION........................................18
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...............19
              AND MANAGEMENT................................................19
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................19

PART IV.....................................................................19

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                    REPORTS ON FORM 8-K.....................................20

PART I

         The information set forth below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

o        Need for additional financing;
o        Market acceptance of our subscription-based service;
o        Technological changes resulting in product obsolescence; and
o The risk factors set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

ITEM 1.  BUSINESS
         --------

GENERAL
-------

     We  deliver  Internet-based  solutions  to  help  businesses  excel  in the
delivery  of  customer   support  through   technologies   that  allow  ease  of
distribution.

     3Si Holdings, Inc. ("TSIH" or "The Company") changed its business plan in June 1999. We sold our computer reselling and consulting business to Technology Integration Group, and our remaining business structure was separated into two entities: 3Si, Inc. and KEWi.net, Inc. We own a 69% interest in KEWi.net, Inc., a Colorado corporation, formed for the purpose of developing Internet-based customer support products. 3Si, Inc., a Colorado corporation, is a wholly-owned subsidiary of 3Si Holdings, Inc. and was formed to sell, market, integrate and distribute KEWi.net products.

     Prior to June 1999, 3Si (Solution, System and Service Integration) provided comprehensive computer hardware and software solutions for over 19 years to clients throughout the continent. Founded in 1979 as Kimbrough Computer Sales, Inc., 3Si offered a wide array of systems integration services, including Internet security and Internet-based customer support, business needs assessments, hardware sales, maintenance and support, and technical consulting, training and education.

     In June 1998, 3Si announced the first of a family of Internet-based products designed to further integrate a client's information technology systems via the Internet. The first product, an Internet-based customer support and knowledge management solution, is being sold under the name KEWi, an acronym for Knowledge and Experience bringing you Wisdom over the Internet. In April 1999, KEWi.net was spun off from 3Si Holdings Inc. to create a company focused on the development of Internet-based customer support products.

     3Si Holdings, Inc. is a Wyoming corporation formed in 1979. Our principal executive offices are located at 6886 S. Yosemite St., Englewood, Colorado 80112. Our telephone number is (303) 749-0210.

INDUSTRY BACKGROUND
-------------------

Internet Support Market

     It could be said that the Internet is about reaching out to each other and sharing information. The Newsgroup communities on the Internet are a great example of people reaching out to each other for support. People on the Internet have gravitated toward Newsgroups to get answers to questions not readily available. For this reason 3Si sees the Internet support market divided into two worlds: 1) the "certified support" environment such as Microsoft, IBM, other manufacturers; and 2) the "unregulated support" environment like Newsgroups and Chat.

         1.       Traditional Support Market (Certified Support)
                  ----------------------------------------------

         While some companies see providing Internet-based customer support as a cost savings measure, the majority view this as a way to create added convenience for customers. Internet users see the Internet as a way of getting unbiased support for anything.

         With over 80 million people accessing the Internet today, and estimates of an additional one million new Internet users per month, the Internet provides an ideal vehicle for manufacturers and service providers to support their products and services. As the desktop system is the predominant interface to the Internet today, companies within the computer equipment and computer products markets are the first to adopt Internet-based support solutions.

         The customer support market can be categorized into two distinct segments, the Organizational Infrastructure Support Market and the Proprietary Product Support Market.

         Organizational Infrastructure Support Market. This market is characterized as a traditional Information Technology function, supporting company employees' technology needs. Internal support issues range from supporting desktop and shared hardware, third party software applications, corporate information systems, corporate networks and central data center functions. As information continues to grow companies can not afford to continue to add support staff to meet customer demands. Information needs to be provided directly to the end users, who can get help without support personnel intervention. With KEWi the shackles of tradition can be shed and support can be opened up to include business specific knowledge, human resource information, capture of business processes, and non-technical knowledge. With KEWi the support system truly becomes a competitive advantage for any organization. KEWi will allow the end user to become self-supporting, lowering a company's support costs.

         Proprietary Product Support Market. The proprietary product support market is characterized as an end-user customer support function. External support markets include product support, installation/configuration support, account information, and call center management. In this market one of the most difficult types of products to provide support for is a product that has reached its sales end-of-life. An end-of-life product is no longer providing significant revenue to the company, but customers expect continued support.

                  A.       Gartner Group Defines the Support Market

         The Gartner Group estimates that revenues from software applications including sales management, telesales, and customer service solutions will grow from $900 million in 1997 to $4 billion in 2002 (an annual growth rate of 35%). Proprietary software products provide a clear value-add to computer hardware manufacturers. This has led to a current trend of major tier one manufacturers aggressively seeking value-added partners with industry specific products and services.

         The Gartner Group provides the following segmentation model of the customer support market, further dividing the market into enterprise wide and workgroup segments based on corporate architectures and usage models.

                          Customer Support Software Market

                   ------------------------------ -----------------------------
                          Internal Market               External Market
                   ------------------------------ -----------------------------
                   ------------------------------ -----------------------------
   Enterprise           $229 million (1997)           $513 million (1997)
   Wide                         to                             to
                        $800 million (2000)           $1.7 billion (2000)
                   ------------------------------ -----------------------------
                   ------------------------------ -----------------------------
                         Average Sale Size             Average Sale Size
                       $100-200K for product         $200-300K for product
                   ------------------------------ -----------------------------
                   ------------------------------ -----------------------------
   Workgroup            $212 million (1997)           $222 million (1997)
                                to                             to
                        $450 million (2000)           $500 million (2000)
                   ------------------------------ -----------------------------
                   ------------------------------ -----------------------------
                        Average Sale Price             Average Sale Price
                        $20-30K for product           $20-30K for product
                   ------------------------------ -----------------------------


         Looking specifically at the help-desk market, International Data Corporation ("IDC") has estimated that this market will grow to approximately $2.5 billion in the year 2000 and $3.5 billion by the year 2002.


                    -----------------------------------------
                        The Traditional Help-Desk Market
                    -----------------------------------------
                    -------------------- --------------------
                               1997 $1.431 billion
                    -------------------- --------------------
                    -------------------- --------------------
                               1998 $1.743 billion
                    -------------------- --------------------
                    -------------------- --------------------
                               1999 $2.096 billion
                    -------------------- --------------------
                    -------------------- --------------------
                               2000 $2.475 billion
                    -------------------- --------------------
                    -------------------- --------------------
                               2001 $2.923 billion
                    -------------------- --------------------
                    -------------------- --------------------
                               2002 $3.510 billion
                    -------------------- --------------------

                  B.       Forrester Research Inc. Maps Customer Service Market

     Forrester Research Inc. maps the customer service market by evaluating service methodologies based on cost of support and the level of service. Unlike the Gartner model shown earlier, the model below focuses on emerging Internet services.

                   ------------------ -------------------- ---------------------
      Premium
      Service                                                       Face-to-face
                       Ineffective
                         Service

                   ------------------ --------------------

                                               Teleweb         Call center


                   ------------------ --------------------
                     Knowledge base                              Human Service

                                                               -----------------
                    Auto-response Web        Auto-routed
                          forms                e-mail             Inefficient
                                                                    Service
                                      WEB and Human Service
                   ------------------
                          FAQs

                        Internet
                         Service
                   ------------------ -------------------- ---------------------
      Basic
      Service
                   Self Service  ..........................   100% Human
                   Low cost ...............................   High cost

     Based on Forrester Research Inc., by the year 2000, Internet-based call center solutions will reduce labor costs by 43% as compared to an estimated labor cost increase of 3% without Internet-based solutions.

         2.       Person-To-Person Internet Support Market
                  ----------------------------------------

     Person-to-person "chat" and the unregulated newsgroups available on the Internet define this market. For almost any topic imaginable anyone can ask questions and get information from others registered in the newsgroup. Microsoft has gone as far as to certify and compensate some independent support engineers to monitor and provide quality support to certain newsgroup forums.

     Marred by long wait times on phone support lines and unreliable answers, more and more people are gravitating to a more convenient and diverse form of help - newsgroups. Newsgroups are one of the most useful and information-rich parts of the Internet. Unlike typical helpdesk environments where a user has interaction with a single phone support person, a newsgroup allows interactions with multiple professionals, each skilled in a specific background and area of expertise. Newsgroups are designed to offer information. A Newsgroup is like a room full of people helping to solve a problem; the number of people attending increases the odds of finding a solution for the user.

     Newsgroups are not regulated and often require the user to sift through volumes of data. They are basically forums for people to voice their opinion, whether on your question or completely unrelated. This results in unreliable answers and sometimes even offensive comments.

STRATEGY
--------

     Our strategy is to combine the best of the Newsgroup architecture with a more disciplined approach as provided by KEWi and includes the following key points:

o Leverage technical expertise in software support over the Internet. We have designed our products to provide immediate access support to Internet-based customers and to provide a self-help knowledge management solution.

o Expand product offering to a broader customer base. By partnering with companies to market our products to government agencies and companies with large distribution channels, we intend to increase our penetration into the Internet-based support market.

o Connect the unregulated and certified support worlds. We intend to expand our support system by utilizing the advantages of each of the unregulated and certified support worlds and connecting them into one integrated support system.

o Utilize network of two-way wireless messaging. We intend to integrate business applications with a two-way paging system.

PRODUCTS AND SERVICES
---------------------

KEWi.net - Internet Support Service

         The first of a family of Internet-based products to be developed by KEWi.net, KEWi is an Internet-based customer support system providing knowledge management, trouble ticket management, and call avoidance capabilities. Initial KEWi development is completed and the product is being delivered to customers today. KEWi provides immediate access to current company information, product knowledge and general knowledge with the ability to communicate with support personnel via the Internet. This product allows organizations to provide optimum support services over the Internet to external customers (distributors, dealers, end-users, etc.) or internal users and employees while significantly reducing overall support costs.

SALES AND MARKETING
-------------------

         We will deploy four primary sales and marketing strategies: volume Internet advertising, indirect sales, radio-based name branding, and association with advertising plans of primary sponsors. In addition to the initial national marketing campaign, we expect to build up the user base through the free membership for all primary sponsor customers.

STRATEGIC ALLIANCE
------------------

         Space Mark, Inc. In August 1999, we partnered with Space Mark Inc., a Colorado Springs-based management group, by signing a Master Reseller Agreement. The agreement gives Space Mark Inc. exclusive rights to market KEWi.net products to all local, state and federal government agencies in the United States, including the State of Alaska, as well as all government and commercial customers in Australia, New Zealand.

COMPETITION
-----------

         There are a number of competitors in the current Customer Relations Management marketplace. For the most part, these companies have done a terrific job of raising money and creating a presence in the financial markets. However, the products are primarily focused in delivering information in a traditional client server model. Many web-based support products have pre-loaded information trying to anticipate the way a question is asked, then they reformat the question and ask the customer to agree with the way that reformatted question is asked. If the customer agrees with the reformatted question, then they connect the customer with the requested information. This works well when the user of the support system can ask the question in the right way, but breaks down when unanticipated questions are presented to the support system. These types of systems require significant up-front development of the knowledge trees needed to respond to the anticipated questions. If the end user does not format an "anticipated question" in the right manner a reasonable response may not be supplied.

         Most of the Internet-based support products require the purchase of new servers, related software and integration services in order to deploy the system over the Internet. We believe that the support organization should focus their support on their customers, not the support system. The information technology organizations, in small to medium-sized businesses, are already overwhelmed by the proliferation of services and personnel required to support internal infrastructure. They are not looking for more hardware and software to support.

         With the proliferation of Internet based customer support systems, the competition may at first glance look intimidating. We believe there is significant differentiation of our product offering from other support systems. There are three primary classifications of Internet-based support environments:

     1.       Newsgroups - DejaNews, MSNews, Manufacturer sponsored news
     2.       Pay for support - AnswerExpress, SmartComputing, Microsoft Support
     3.       Free On-line support - Microsoft Support, AskJeeves, About.com

EMPLOYEES
---------

         As of September 15, 1999, we had three employees, each in the area of sales and marketing and software development.

ITEM 2.  PROPERTIES
         ----------

         We currently  rent 900 square feet of space for our data center at 6886
S. Yosemite St., Englewood, Colorado. We are also leasing 300 square feet of sales office space in Colorado Springs, Colorado. We believe that our facilities are adequate for the present level of business during the remainder of fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         During the quarter ended March 31, 1999, we assigned our government sales contracts for $500,000 to Storage Area Networks, Inc. ("SAN"). The value paid of $500,000 was primarily for the Company's GSA contract. Under the terms of the agreement, payment of liabilities owed to SAN not made within seven days of receiving payment from the United States Government would be subject to a weekly interest payment. On May 20, 1999, SAN filed suit against 3Si Holdings, Inc. requesting full payment of the principal amount owed to SAN. It is our position that the principal is not due, and interest payments made against the principal satisfy the agreement between 3Si and SAN. The Company intends to vigorously defend against this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Our annual meeting of shareholders was held on April 30, 1999. The shareholders were requested to vote on the following matters in person or via timely filed proxy statements and ballots, and the results were as follows:

                                  Purpose                                   For          Against     Abstain
                                  -------                                   ---          -------     -------

       1.   Ratification   and  approval  of  separation  of  3Si         29,409,001      74,464      29,020
            Holdings,  Inc.'s software  division as a new subsidiary,
            KEWi.net, Inc.; and the private offering of KEWi.net shares.
       2.   Ratify and approve  the sale of all of 3Si  Holdings,         29,414,064      73,464      75,957
            Inc.'s assets (except accounts receivable).
       3.   Election of Directors:
                Frank W. Backes                                           29,525,536      37,949
                Doris K. Backus                                           29,522,903      40,582
                Tom N. Richardson                                         29,522,903      40,582
                Frederick J. Slack                                        29,505,536      57,949
                Felipe L. Valdez                                          29,451,444     112,041

       4.   Ratification  and approval of appointment of Balogh &         29,427,433      69,607      66,445
            Tjornehoj, LLP as the Company's auditors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
        ------------------------------------------------------------------------

         Our Common Stock is traded on the over-the-counter electronic bulletin board under the symbol "TSIH". The table below shows the high and low sales prices for the Company's Common Stock for each calendar quarter for the periods indicated. Such quotations represent prices between dealers and do not include retail markup, mark-down or commissions, and may not represent the sales prices in actual transactions.
--------------------------------------------------------------------------------
                                                          High           Low
                                                          ----           ---
Fiscal 1998
        September 30, 1997.....................    $      0.32    $     0.12
        December 31, 1997......................           0.25          0.08
        March 31, 1998.........................           0.25          0.17
        June 30, 1998..........................           0.42          0.31
Fiscal 1999
        September 30, 1998.....................    $      0.40    $     0.06
        December 31, 1998......................           0.34          0.14
        March 31, 1999.........................           0.34          0.15
        June 30, 1999..........................           0.25          0.12
--------------------------------------------------------------------------------

         We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

         On September 15, 1999, the closing sales price of our Common Stock was $0.125, and we had approximately 2000 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected consolidated financial data as of and for each of the periods from January 1, 1999 to June 30, 1999, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K and the Consolidated Financial Statements and Notes thereto. The selected consolidated financial data presented below as of June 30, 1999 and 1998 and for each of the periods in the 30 months ended June 30, 1999, have been derived from our audited financial statements also included elsewhere herein. The selected historical consolidated financial data presented below as of December 31, 1996, and 1995 and for the years ended December 31, 1996 and 1995 are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

                                  Year Ended        Year Ended        Six Months       Year Ended        Year Ended
                                   June 30,          June 30,         Ended June      December 31,     December 31,
                                     1999              1998           30, 1997            1996             1995
-------------------------------------------------------------------------------------------------------------------
Net sales                     $   16,478,328    $   29,384,507    $    9,976,536    $   19,007,245   $   21,774,221
                              =====================================================================================

Earnings (loss) from
operations                    $   (2,911,454)   $      210,614    $     (190,063)   $        3,590   $    (109,477)
                              ====================================================================================

Net earnings (loss) from
continuing operations         $   (3,429,603)   $      169,140    $     (275,198)   $     (195,315)  $    (177,977)
Discontinued operations                    -                 -           200,793                 -                -
                              -------------------------------------------------------------------------------------

Net earnings (loss)           $   (3,429,603)   $      169,140    $      (74,405)   $     (195,315)  $    (177,977)
                              ====================================================================================

Earnings (loss) per common share:
   From continuing operations $         (.09)   $            -    $         (.04)   $         (651)  $        (593)
   From discontinued operations            -                 -               .03                 -                -
                               ------------------------------------------------------------------------------------
   Net earnings (loss)        $         (.09)   $            -    $         (.01)   $         (651)  $        (593)
                              ====================================================================================

Dividends per share           $            -    $            -    $          133    $          319   $          715
                              =====================================================================================

At end of period:
Total assets                  $    1,934,416    $    8,176,572    $    7,263,823    $    5,349,586   $    5,221,723
Long-term obligations                      -           142,948            64,502            76,060           99,496
Working capital (deficit)         (1,908,685)         (197,218)        1,767,402          (168,223)         166,922
Stockholders' equity              (2,270,974)        1,090,403         2,708,572           142,966          433,893

Operations Included

         On May 28, 1997, Tyrex (now 3Si Holdings, Inc.) acquired 100% of the common stock of 3Si in a reverse triangular merger accounted for as a purchase. Under the terms of the merger, 3Si is a wholly owned subsidiary of 3Si Holdings, Inc.. The merger is accounted for financial statement purposes as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the subsequently outstanding common stock of Tyrex being issued to the 3Si stockholders. The financial information for the period ended June 30, 1997, contains the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations for Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. The financial information for the years prior to January 1, 1997, include the results of operations for 3Si only.

Going Concern

         The selected financial data has been prepared assuming that the Company will continue as a going concern. At June 30, 1999, current liabilities exceed current assets by $1,908,685. We have sold our computer reselling and consulting business as of May 1, 1999. Our remaining business is our Internet-based customer support system, KEWi.net. Through June 30, 1999, there has been nominal license fee revenue generated from KEWi.net. The entity to whom 3Si Holdings, Inc. assigned our government sales contracts (SAN) is owed in excess of $2.3 million by 3Si Holdings, Inc.. On May 20, 1999, SAN filed suit against 3Si Holdings, Inc. to collect full payment of the amount owed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The selected financial data does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Earnings Per Share

         Net (loss) earnings per share for to the year ended June 30, 1999, was computed on the basis of the weighted average number of common shares only, as shares subject to warrants and stock options would have an anti-dilutive effect. For the year ended June 30, 1998, the weighted average number of shares outstanding is 36,571,766 (basic) and 36,734,121 (diluted). For the period ended June 30, 1997, the weighted average number of shares is based on 300 shares of 3Si being outstanding for five months (pre-merger) and 39,248,424 shares of Tyrex being outstanding for one month. For the years ended December 31, 1996 and 1995, the weighted average number of shares outstanding is 300.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

Financial Condition

         As of June 30, 1999, the Company had a working capital deficit of approximately $1.9 million, and had negative working capital from operations of $2.6 million for the year then ended.

         3Si Holdings, Inc.'s two largest creditors are owed approximately $2.3 million and $700,000 respectively. The creditor who is owed the largest balance has filed suit to collect the amount owed.

         We have sold our computer selling and consulting business as of May 1, 1999. Our remaining business, KEWi.net (Internet-based customer support), has generated nominal revenue through June 30, 1999. The Kewi.net subsidiary received a net capital infusion of $535,000 during FY1999. The continuing operation of KEWi.net will require significant amounts of working capital.

         The Company intends to use proceeds from the earn-out agreement associated with the May 1, 1999 sale to pay its major creditors. Under the earn-out agreement, the Company may receive up to an additional $2.2 million. The agreement provides for additional payments to 3Si Holdings, Inc. of $325,000 when key contracts are renewed. The agreement also provides for additional payments to 3Si Holdings, Inc. of a percentage of the profits for the next three years from the sold business. There is no assurance as to the amount of the contingent payments, and to whether there will be sufficient funds to pay the creditors in full.

         3Si Holdings, Inc. is seeking to attract sponsors or investors to fund its continuing KEWi.net operations. There is no assurance that the Company will be able to raise these additional funds.

         The Company currently has no line of credit facility in place.


Results of Operations
---------------------

Status of Proprietary Software Development

         During  the  FY1998,   3Si  Holdings,   Inc.   completed  research  and
development on our first two proprietary software products - a contact management database program and an Internet-based customer support system (KEWi.net). Both programs operate via the Internet. The Company completed technological feasibility of the contact management database program in November 1997, and the KEWi.net system in January 1998. 3Si Holdings, Inc. incurred approximately $70,000 of research expense, and $239,000 of software development costs in FY1998.

         KEWi.net was introduced into the marketplace in June 1998. The contact management database program was deemed not to be commercially viable at that time.

         3Si Holdings, Inc. completed technological feasibility on its two-way paging (wireless messaging) software in April 1999, and is working on its development through June 30, 1999. The Company is in the research stage for an upgrade of its KEWi.net software. 3Si Holdings, Inc. incurred approximately $13,000 of research expense and $11,000 of software development costs in FY1999.


Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

OVERVIEW

         During FY1999, 3Si Holdings, Inc. exited out of the computer selling and consulting business. We sold our field services division just prior to FY1999. We assigned our government sales contract effective January 1, 1999, and sold the balance of our computer selling and consulting business as of May 1, 1999. Our remaining business is the KEWi.net system.

         The current year loss is due to the decline in sales (as we exited out of the computer selling and consulting business) combined with declining margins. The Company incurred a net loss of $3,429,603 in FY1999 compared to net earnings of $169,140 in FY1998.

Comparative Analysis

         Net sales decreased approximately $12.9 million, or 44.0% from the previous year. This change is primarily the result of 3Si Holdings, Inc. exiting out of the computer selling and consulting business. We sold our field services division just prior to FY1999. We assigned our government sales contract effective January 1, 1999, and sold the balance of our computer selling and consulting business as of May 1, 1999. Product sales decreased approximately $10.1 million. Revenue from consulting and services decreased approximately $2.1 million. Revenues from the United States Postal Service ("USPS") sub-contract (which was part of the May 1, 1999 sale) decreased approximately $700,000. Software sales for 3Si Holdings, Inc.'s remaining business (KEWi.net) are approximately $8,000 in FY1999.

         Cost of goods sold in total decreased approximately $8.8 million or 43% from the prior year. 3Si Holdings, Inc.'s gross profit percent on product sales dropped dramatically in FY1999. The gross profit on product sales dropped to 4.9% in FY 1999. This decrease is attributed to declining margins on commercial sales due primarily to stiff competition and extremely low margins on sales under its government contract. The direct costs of consulting and Internet security assessments approximately equaled the revenues due in part to customer dissatisfaction with these services.

         Selling and administrative expenses decreased approximately $1 million or 11% from the previous year. This decrease is due to $1.6 million in reductions in compensation costs as 3Si Holdings, Inc. exited out of the computer selling and consulting business. Other selling and administrative costs increased as the Company was unable to start reducing these costs until after the May 1, 1999, sale. Bad debts, depreciation, amortization, and lease costs associated with an unsuccessful conversion of the internal accounting system all increased from the prior year.

         Interest expense increased as a result of increased use of the Company's revolving line of credit to finance our working capital needs.

         At June 30, 1999, the Company had three employees, all associated with KEWi.net.

Results of Operations
---------------------

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Overview

         FY1998 was the first full year of operations of 3Si Holdings, Inc. (formerly Tyrex Oil Company) subsequent to the May 28, 1997 merger of Tyrex and 3Si, Inc. The Company realized net earnings of $169,140 for FY1998, versus a net loss of $297,816 for FY1997. The Company's net earnings for FY1998 is attributable primarily to the significant increase in sales between the two years. The Company realized sales of approximately $29,385,000 in FY1998 versus $20,263,000 in the comparable period the year before.

         Additionally, the loss incurred in FY1997 is attributable primarily due to the Company's investment in our Internet security startup business, which began in earnest in July 1996. The Internet security division lost approximately $324,000 in FY1997. We reduced our Internet security workforce in May 1998, due to the continuing losses, which the Internet security division produced. For the FY1998, the Internet security division had incurred losses of approximately $235,000. The services, which had been performed by the separate Internet security division, are now being performed by various consultants employed by the Company or subcontracted when necessary.

         We also sold our field services division at June 30, 1998. The division had produced losses of approximately $133,000 in the FY1998. The Company sold the field services division to a reputable Denver organization specializing in the field services business for $12,500, and recognized a gain on the sale for FY1998.

Comparative Analysis

         Sales increased approximately $9,122,000, or 45.0% from the previous year. This change is primarily the result of increased product sales and the United States Postal Service (USPS) sub-contract. Product sales increased approximately $5,336,000 due to the Company's implementation of our solution selling methodology and use of our recently developed contact management software within our sales force. The USPS sub-contract sales for the year increased approximately $2,190,000. The balance of the increase was in the Company's services sector, predominantly in its integration services in relation to its product sales.

         3Si Holdings, Inc.'s gross margin changed as a percentage of sales from 29.5% in FY1997 to 31.1% in FY1998. This change is primarily due to the addition of the USPS sub-contract. The USPS sub-contract creates higher, consulting-based margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin on hardware sales actually decreased from 13.4% in FY1997 to 11.5% in FY1998 reflecting continuing competitive pressures on hardware sales.

         Selling and administrative expenses increased approximately $2,634,000, or 41.9%, due primarily to the addition of the labor costs associated with the USPS sub-contract. During FY1998, the Company incurred additional labor costs of approximately $1,785,000 relative to the USPS sub-contract. Included in selling and administrative expenses are also approximately $90,000 of research and development expenses which were not in the FY1997 expenses, and approximately $427,000 of increased commission expense produced by the increased sales in FY1998. The balance of the increase in selling and administrative expenses relates to increases in compensation for remaining employees including officers and increases in infrastructure due to startup and ultimate closure of the St. Louis sales office in April 1998.

         The Company did realize increased interest income during FY1998 due to excess cash balances resulting from the merger with Tyrex. Interest expense increased as a result of increased use of the Company's revolving line of credit to finance the growth in sales during the period. The excess cash balances at Tyrex (now 3Si Holdings, Inc.) were not available for 3Si Holdings, Inc.'s use in paying down the line of credit; instead these balances were held in Tyrex's bank account for use in the completion of the self-tender offer.

         At June 30, 1998, the Company had 123 employees, including 77 servicing the USPS sub-contract in Raleigh, NC versus having had 128 with 57 servicing the USPS sub-contract at June 30, 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Overview

         The statements of operations and cash flows for the six months ended June 30, 1997, include the results of operations and cash flows for 3Si for the six months ended June 30, 1997, and the 33 days from May 28, 1997, (the date of the acquisition) to June 30, 1997, for Tyrex. Due to the nature of Tyrex's operations during the 33 days ended June 30, 1997, (i.e. completing the sales of its oil and gas properties and discontinuing its oil and gas operations) the results of Tyrex's operations are disclosed as "discontinued operations".

         Tyrex realized a gain on its final disposition of oil and gas properties of $536,700 in this 33 day period. Included in Tyrex's gain from discontinued operations for this 33 day period were costs attributable to the acquisition of approximately $190,000 and severance costs relating to Tyrex's remaining employees of approximately $117,000 including accrued payroll taxes. As of June 30, 1997, Tyrex had three full-time employees. No discontinued operations are included in the December 31, 1996 and 1995 financial statements, which reflect only the operations of 3Si.

         3Si realized a net loss from continuing operations of $275,198 during the six months ended June 30, 1997. This loss is attributable primarily to 3Si's continued investment in its Internet security startup business and reduced hardware sales. The Internet security division lost $150,180 during the first six months of 1997 attributable to its startup nature whereby revenues generated by the Internet security division did not yet cover expenses.

Comparative Analysis

         Sales were approximately $9,977,000 during the six months ended June 30, 1997. Total sales were up from the same period in the previous year by approximately $1,255,000 or 14.4%. This change is primarily the result of the USPS sub-contract, which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the first six months of 1997 and 1996 were approximately $1,970,000 and $367,000 respectively, accounting for an increase of approximately $1,603,000. The decline in hardware sales, which was approximately $348,000, was directly attributable to the three 3Si co-owners' attention in merger and financing activities. The co-owners' involvement was diverted from usual sales activities causing the lower hardware sales during the first six months of 1997 versus the first six months of 1996.

         The Company's gross margin changed as a percentage of sales from 25.7% in 1996 to 31.9% in 1997. These changes primarily resulted from the addition of the USPS contract and the Internet security business which create higher, consulting based, margins (i.e. the compensation related to the delivery of the consulting sales is included in selling and administrative expenses versus cost of goods sold). Gross margin increased approximately $1,105,000 due to the addition of the USPS sub-contract and the Internet security business, slightly offset by lower hardware sales as discussed above.

         Selling and administrative expenses increased approximately $1,415,000, or 72.3% due primarily to the addition of the labor costs associated with the USPS sub-contract. During the first six months of 1997, the Company incurred additional labor costs of approximately $1,284,000 relative to the USPS sub-contract. Included in selling and administrative expenses for the six months ended June 30, 1997, are also approximately $251,000 of expenses related to the Internet security business which had not existed until July 1996. These increases in costs were slightly offset by savings in other expenses due to cost containment and expense reduction in other areas.

         At June 30, 1997, the Company had 128 employees, including 57 servicing the USPS sub-contract in Raleigh, NC and three in Wyoming versus having had 84 in total at June 30, 1996, including 29 servicing the USPS sub-contract.

YEAR 2000
---------

         The year 2000 ("Y2K") issue arose because many computer programs existing today utilize only two characters to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "20" instead of "19". The Y2K issue may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

State of Readiness

         We have divided our Y2K exposure into three major areas:

o Internal systems. Internal systems have been replaced or upgraded to meet Y2K requirements.
o Products. Being Internet-based products, the only Y2K issues around the products are the servers that run KEWi and the paging management service. These systems are believed to be Y2K compliant, and all of the software on these servers has been tested by the manufacturers to be Y2K compliant.
o Potential Y2K problems associated with outside vendors. 3Si and KEWi.net do not anticipate any significant problems associated with outside vendors. The biggest potential issue will be Internet access and our providers have assured us that they are ready for Y2K.

Risks Presented By The Year 2000 Issue

         To date, we have not identified any Y2K issues that we believe could materially adversely affect us or for which a suitable solution cannot be implemented. However, as the review of our internal systems and interfaces with outside vendors progresses, it is possible that Y2K issues may be identified that could result in a material adverse effect on our operations.

Contingency Plans

         Although we have not prepared a formal contingency plan to date, we intend to continue to assess our Y2K risks and develop contingency plans if needed.

RISK FACTORS
------------

         We recognize that with the trend toward Internet-based software products, there is a short window of opportunity where KEWi, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that we will be able to capture and maintain enough market share to compete successfully in the future. We see the following risk factors associated with the business of the
Company:

         Need for additional financing. In order to successfully implement new product rollout in the future, we will require debt and/or equity financing. This financing will be used to fund the national expansion of the new product through marketing and sales. Additional financing is also needed to complete the timely payment of existing creditors as a result of the sale of the reseller and consulting divisions to Technology Integration Group.

         Product development risk. The development of our proprietary products has been managed within our headquarters in Englewood, Colorado. Limited resources due to a self-funding model has limited our ability to develop, test and support its proprietary products. Development activities have struggled to pace market and client demands.

         Press and public relations on a national level. As KEWi.net's proprietary products are Internet-based solutions, technology inherently may cross geographic boundaries seamlessly. KEWi.net's ability to promote clients on a national and international level is paramount to reaching the projected business volumes of its proprietary products.

         Product distribution and market acceptance. We have developed a subscription-based distribution model for our proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models. This model has not yet been proven within the target market.

         Increased competition. With the consolidation and realignment taking place within the computer product sales industry, new companies are emerging that combine product sales with integration and professional service capabilities. Some of these companies are well established on a national level and employ significant financial and technical resources. Furthermore, manufacturers are recognizing the value the Internet holds in reaching their customer base and have begun to announce Internet-based applications targeted at the end user support industry.

         Dependence on officers and key employees. We currently have a strong dependency on a few key employees and officers of the company. The loss of the services of these individuals could have negative impact on the company.

         Employee retention. In any highly competitive market and/or competitive geographic area, employee turnover is a critical factor. Our headquarters are located in an area of high competition and virtually no unemployment.

         Changing Technologies. Our business is subject to changes in technology and new service introductions. Accordingly, our ability to compete will be depend upon our ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

         No dividends contemplated. To date, we have not paid any cash or other dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

         Control by insiders. Three shareholders of KEWi.net, Frederick J. Slack, Felipe L. Valdez, and Frank W. Backes, own approximately 83.4% of the outstanding common stock of 3Si Holdings, Inc. These three individuals also serve as three of the current five members on the board of directors of 3Si Holdings, Inc.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Item 14 for an Index to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following persons serve as directors and/or executive officers of the Registrant as of September 15, 1999. Officers serve at the discretion of the Board of Directors and are elected annually by the Board of Directors. All directors hold their offices until the next annual meeting of the shareholders of the Company and until their successors are elected.

  ---------------------- ------------------------------------ ------------------- -------------------
             Name                   Position with Company       Director Since      Officer Since
  ---------------------- ------------------------------------ ------------------- -------------------
  Frank W. Backes        President, Chief Executive Officer,       5/28/97             1/22/98
                         and a Director
  ---------------------- ------------------------------------ ------------------- -------------------
  Frederick J. Slack     Executive Vice President,                 5/28/97             1/22/98
                         and a Director
---------------------- -------------------------------------------------------- -------------------
  Felipe L. Valdez       Secretary, and a Director                 5/18/97             1/22/98
  ---------------------- ------------------------------------ ------------------- -------------------
  Tom N. Richardson      Director                                  7/10/86                 N/A
  ---------------------- ------------------------------------ ------------------- -------------------
  Doris K. Backus        Director                                  12/5/91                 N/A
  ---------------------- ------------------------------------ ------------------- -------------------

BUSINESS EXPERIENCE OF DIRECTORS
--------------------------------

     Frank W. Backes, 38, was appointed President and Chief Executive Officer of 3Si Holdings, Inc. in June 1999. Mr. Backes previously served as Executive Vice President and Chief Technologist of 3Si since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment Corporation. Mr. Backes also serves as a Director of 3Si Holdings, Inc.

     Frederick J. Slack, 44, was appointed Executive Vice President in June 1999 of KEWi.net and is responsible for sales and marketing. From 1993 to June 1999, he served as President and Chief Executive Officer of 3Si. Prior to joining 3Si in 1993, Mr. Slack served as project manager for government customers at Digital Equipment Corporation. Mr. Slack also serves as a Director of 3Si Holdings, Inc.

     Felipe L. Valdez, 46, was appointed Secretary of 3Si Holdings, Inc. in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of 3Si. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of 3Si Holdings, Inc.

     Tom N. Richardson, 49, has served as a Director of 3Si Holdings, Inc. since July 1986. Mr. Richardson has been an independent oil operator since December 1997. From March 1994 to December 1997, he served as President and Chief Financial Officer of Tyrex Oil Co. Mr. Richardson joined Tyrex Oil Co. in 1980 as Land Manager.

     Doris K. Backus, 45, has served as a Director of 3Si Holdings, Inc. since December 1991. She previously served as Secretary of the Company and was employed by the Company from 1983 to 1999.

     The Company is not aware of any family relationships among any of the directors and executive officers of the Company. Except as disclosed above, none of the directors are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities and Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

ITEM 11. EXECUTIVE COMPENSATION
         -----------------------

                           Summary Compensation Table
                                                                                          Long-Term
                                                                                         Compensation
                                                               Annual Compensation          Awards
                                        ---------------------------------------------------------------

                                                                  Other Annual      SAR     Options
 Name and Principal Position     Year    Salary ($)    Bonus ($) Compensation(1)    (#)     (#) (2)
-------------------------------------------------------------------------------------------------------
Frank W. Backes                  1999   $  110,000      ---          ---            ---       ---
President and Chief Executive    1998      110,000      ---          ---            ---       ---
Officer                          1997       37,500      ---          ---            ---      13,200

Frederick J. Slack               1999   $  110,000      ---          ---            ---       ---
Executive Vice President,        1998      110,000      ---          ---            ---       ---
                                 1997       37,500      ---          ---            ---      13,200

Felipe L. Valdez                 1999   $        0      ---          ---            ---       ---
Secretary                        1998      110,000      ---          ---            ---       ---
                                 1997       37,500      ---          ---            ---      13,200

(1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

(2) 3Si was a subchapter S corporation prior to its acquisition by Tyrex. Amounts indicated are distributions to the three officers of 3Si named above, made to them in their capacities as shareholders.

     Employment Agreements. Separate employment agreements have been signed with each of the officers, Frank W. Backes and Frederick J. Slack. Pursuant to the agreements, the Company compensated each of the individuals $110,000 in fiscal 1999. The individuals are eligible for increases in their annual compensation subject to the profitability of the Company. The agreements expire May 31, 2000 unless terminated for cause by 3Si or early termination by the individual with 90 days' written notice. Mr. Felipe L. Valdez since, May 1999, has been employed by Technology Integration Group. He remains a director, and a principal shareholder of the company.

     Option/SAR Grants Table. There were no stock options granted to officers during the fiscal year ended June 30, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------
                  AND MANAGEMENT
                  --------------

         The following table sets forth the ownership of common stock by each officer and director of the Company and by all officers and directors as a group.


                  Name and Address      Shares Beneficially   Percent
                                             Owned(1)
         -------------------------------- --------------- ---------------
         Frank W. Backes                    9,387,777        27.7%
         6886 S. Yosemite Street
         Englewood, CO 80112
         -------------------------------- --------------- ---------------
         Frederick J. Slack                 9,387,777        27.7%
         6886 S. Yosemite Street
         Englewood, CO 80112
         -------------------------------- --------------- ---------------
         Felipe L. Valdez                   9,387,779        27.7%
         6886 S. Yosemite Street
         Englewood, CO 80112
         -------------------------------- --------------- ---------------
         Tom N. Richardson                    188,721     Less than 1.0%
         777 N. Overland Trail, #101
         Casper, WY 82601
         -------------------------------- --------------- ---------------
         Doris K. Backus                       53,570     Less than 1.0%
         777 N. Overland Trail, #101
         Casper, WY 82601
         -------------------------------- --------------- ---------------

(1) Beneficial ownership results in each case from the possession of sole or shared voting and investment power with respect to the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Amounts due from 3Si Holdings, Inc. stockholders were $162,395 and $79,882 at June 30, 1999 and 1998, respectively. This June 30, 1998 amount is included in other current assets. Due to the uncollateralized nature of these receivables and the going concern consideration, the June 30, 1999 balance of $162,395 has been fully reserved and recorded as an expense.

         Other than as set forth herein, no officer, director or principal shareholder of 3Si has or proposes to have any direct or indirect material interest by security holdings, contracts or otherwise in the Company or in any assets proposed to be acquired by the Company or in any purchase, the value of which will be affected by the operations of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

         (a)      Documents Filed as a Part of The Report

(1)      Financial Statements

                           The Company is currently completing the financial statements and associated schedules to be filed as part of our Form 10-K for the fiscal year ended June 30, 1999. The financial statements and associated schedules will be filed within 120 days subsequent to our fiscal year end being reported on this form.

                  (2)      Exhibits

                           3.1(a) Articles of Incorporation, as amended, filed as part of the Company's Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

                           3.2  Bylaws,  as  amended,   filed  as  part  of  the
     Company's Registration Statement on Form S-2 (file no. 2-68269), and incorporated herein by this reference.

                           21.      Subsidiaries of the Registrant.

                           27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  (1) The Company filed a Form 8-K on June 30, 1999 reporting the sale of substantially all of its assets, excluding cash, accounts receivable, and its subsidiary, KEWi.net, to P.C.
                           Specialists, Inc., a California corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 13th day of October, 1999.


                            3Si Holdings, Inc.

                            By:     /s/ Frank W. Backes
                                    -----------------------------
                                   Frank W. Backes, President and
                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                  Signature              Title                       Date
                  ---------              -----                       ----

                               President and Chief
/s/ Frank W. Backes            Executive Officer, Director      October 13, 1999
----------------------------
Frank W. Backes                (Principal Executive Officer)


                               Executive Vice President,        October 13, 1999
/s/ Frederick J. Slack         Director
----------------------------
Frederick J. Slack


/s/ Felipe L. Valdez           Secretary, Director              October 13, 1999
----------------------------
Felipe L. Valdez

                                   Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT


         The Registrant has two subsidiaries, 3Si, Inc., a corporation organized under the laws of the State of Colorado, and KEWi.net, a corporation organized under the laws of the State of Colorado.