Form 10-Q
period 1999-09-30
3SI HOLDINGS INC
filed 1999-11-23
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

{x} Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

                                       Or

{ } Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _________________

Commission file number: 0-9358


                               3Si Holdings, Inc.
             (Exact Name of Registrant as specified in its Charter)


             Wyoming                                            83-0245581
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


       6886 S. Yosemite Street                                      80112
         Englewood, Colorado
(Address of principal executive offices)                          (Zip Code)


                                 (303) 741-9123
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes ____           No _X_


The June 30, 1999, Form 10-K was incomplete. Financial statements were excluded from the June 30, 1999, Form 10-K pending resolution of significant accounting issues.

At November 17, 1999, 35,248,530 shares of the Registrant's $.01 par value common stock were outstanding.

                               3Si Holdings, Inc.

                                      Index



  Part I: Financial Information

      Item 1. Financial Statements

               Accountants' Report                                         3

               Consolidated Balance Sheets, at September 30, 1999
               and June 30, 1999 (Unaudited)                               4

               Consolidated Statements of Operations for the quarters
               ended September 30, 1999 and 1998 (Unaudited)               5

               Consolidated Statements of Cash Flows for the quarters
               ended September 30, 1999 and 1998 (Unaudited)               6

               Notes to Interim Consolidated Financial Statements
              (Unaudited)                                                  7

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8 - 9

  Part II: Other Information

     Item 1. Litigation                                                    10

     Item 6. Exhibits and Reports on Form 8-K                              10

     Signature                                                             10

         Board of Directors

         3Si Holdings, Inc.


         The accompanying consolidated balance sheets of 3Si Holdings, Inc. as of September 30, 1999, and June 30, 1999, and the statements of operations and cash flows for the quarters ended September 30, 1999, and September 30, 1998, were not audited by us, and, accordingly, we do not express an opinion on them.



                                            /s/ Balogh & Tjornehoj, LLP


         Denver, Colorado

         November 17, 1999








      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                           Consolidated Balance Sheets
                      September 30, 1999 and June 30, 1999

                                   (Unaudited)

                                                September 30, 1999    June 30, 1999
                                                ------------------    -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .....................   $ 1,038,342    $ 1,372,293
     Accounts receivable - trade ...................        76,471        437,221
     Other current assets ..........................        14,021         11,000
                                                       -----------    -----------
         Total current assets ......................     1,128,834      1,820,514

PROPERTY AND EQUIPMENT AT COST
     Computer systems ..............................        28,575         28,575
     Less accumulated depreciation and amortization         (8,929)        (7,500)
                                                       -----------    -----------
         Net property and equipment ................        19,646         21,075

OTHER ASSETS
     Software development costs (net) ..............        50,583         42,827
     Other non-current assets ......................          --           50,000
                                                       -----------    -----------
         Total other assets ........................        50,583         92,827
                                                       -----------    -----------
Total assets .......................................   $ 1,199,063    $ 1,934,416
                                                       ===========    ===========






LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable - trade ......................   $ 2,789,963    $ 3,301,354
     Accrued liabilities ...........................       292,662        427,845
                                                       -----------    -----------
         Total current liabilities .................     3,082,625      3,729,199

MINORITY INTEREST ..................................       448,291        476,191

STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock ..................................       412,992        400,842
     Additional paid in capital ....................     2,601,315      2,447,277
     Accumulated (deficit) .........................    (3,488,807)    (3,261,740)
     Treasury stock ................................    (1,857,353)    (1,857,353)
                                                       -----------    -----------
         Total stockholders' (deficit) equity ......    (2,331,853)    (2,270,974)
                                                       -----------    -----------
Total liabilities and stockholders' (deficit) equity   $ 1,199,063    $ 1,934,416
                                                       ===========    ===========

      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Operations
               For the Quarters Ended September 30, 1999 and 1998

                                   (Unaudited)
                                                         1999            1998
                                                    ------------    ------------
Product sales ...................................   $       --      $  6,425,054
Consulting, service, and license fees ...........         26,489       2,001,305
                                                    ------------    ------------
     Net revenues ...............................         26,489       8,426,359

Cost of products sold ...........................           --         5,918,989
Contract labor and other costs ..................         16,628         535,508
                                                    ------------    ------------
     Total cost of revenues .....................         16,628       6,454,497
                                                    ------------    ------------

         Gross profit ...........................          9,861       1,971,862

Selling and administrative expenses .............        212,985       1,880,866
                                                    ------------    ------------

     (Loss) earnings from operations ............       (203,124)         90,996

Other income (expense)
     Interest income ............................         11,328           1,044
     Interest expense ...........................        (63,171)        (70,661)
     Miscellaneous income .......................           --             4,254
                                                    ------------    ------------
         Total other income (expense) ...........        (51,843)        (65,363)
                                                    ------------    ------------

     Net (loss) earnings before minority interest       (254,967)         25,633

Minority interest ...............................         27,900            --
                                                    ------------    ------------

         (Loss) earnings before income taxes ....       (227,067)         25,633

Income taxes.....................................           --              --
                                                    ------------    ------------

     Net (loss) earnings ........................   $   (227,067)   $     25,633
                                                    ============    ============

     (Loss) earnings per common share ...........   $       (.01)   $       --
                                                    ============    ============

Weighted average shares outstanding .............     34,216,845      33,984,924


      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Cash Flows
               For the Quarters Ended September 30, 1999 and 1998

                                   (Unaudited)
                                                                1999          1998
                                                            -----------    -----------
Operating activities
     Net (loss) earnings ................................   $  (227,067)   $    25,633
     Reconciling adjustments
         Depreciation and amortization ..................         9,429         34,753
         Loss attributable to minority interest .........       (27,900)          --
         Change in operating assets and liabilities
              Accounts receivable .......................       319,697     (2,079,960)
              Inventory .................................          --            1,555
              Other assets ..............................        93,032        (37,860)
              Accounts payable ..........................      (361,703)     2,367,203
              Other liabilities .........................      (135,183)       (46,888)
                                                            -----------    -----------
                 Total adjustments ......................      (102,628)       238,803
                                                            -----------    -----------

     Net cash (used for) provided by operating activities      (329,695)       264,436

Investing activities
     Purchases of equipment .............................          --         (170,041)
     Software development costs .........................       (15,756)      (176,771)
     Loans to stockholders ..............................          --          (26,559)
                                                            -----------    -----------

     Net cash (used for) investing activities ...........       (15,756)      (373,371)

Financing activities
     Revolving line of credit, net ......................          --          158,406
     Payments on capital lease ..........................          --           (6,080)
     Proceeds from exercise of stock options ............        11,500           --
                                                            -----------    -----------

     Net cash provided by financing activities ..........        11,500        152,326
                                                            -----------    -----------

Net change in cash and cash equivalents .................      (333,951)        43,391

Cash and cash equivalents, beginning ....................     1,372,293         13,843
                                                            -----------    -----------

Cash and cash equivalents, ending .......................   $ 1,038,342    $    57,234
                                                            ===========    ===========

Supplemental disclosures of cash flow information
     Interest paid ......................................   $    63,171    $    50,148
                                                            ===========    ===========

     Income tax paid ....................................   $      --      $      --
                                                            ===========    ===========

     See Note 3 related to non-cash consideration in settlement of litigation.



      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

               Notes to Interim Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 1. Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. at September 30, 1999, and June 30, 1999, and the results of operations and cash flows for quarters ended September 30, 1999, and September 30, 1998. The Notes to the Consolidated Financial Statements which are contained in the June 30, 1999, Form 10-K should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2. (Loss) Earnings Per Share

Net (loss) earnings per share was computed on the basis of the weighted average number of common shares only, as shares subject to warrants and stock options would have an anti-dilutive effect.

Note 3 - Contingencies

Lease Agreement
During the year ended June 30, 1998, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect a government lease of certain equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation", 3SiH would be liable for the present value of the discounted cash flows then owed under the lease. On July 31, 1998, the lessee terminated the lease for convenience.

The leasing company filed suit against 3SiH to recover the present value of the discounted cash flows. A settlement was reached in September 1999. 3SiH paid the plaintiffs $75,000 and issued 1,100,000 shares of its restricted common stock (valued at $154,688) to the plaintiffs. The $224,688 settlement (which is net of the $5,000 value of inventory recovered) was accrued as a loss at June 30, 1999.

Accounts Payable
As of September 30, 1999, accounts payable balances owed to two vendors are approximately $500,000 and $2,200,000.

The Company has made semi-monthly payments to, and has performed services for, one of the vendors reducing the amount owed to approximately $500,000. This vendor has not taken any legal action to pursue collection.

The vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payments as called for in the parties' written agreement. Counsel for 3SiH believes that it is too early to express an opinion as to whether the court will find the liability due at this time.

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                               September 30, 1999

         Financial Condition

         At September 30, 1999, current liabilities exceed current assets by $1,953,791. Also at September 30, 1999, the Company has a deficit in stockholders' equity of $2,331,853. The Company has sold its systems integration business effective as of May 1, 1999. Its remaining business is the licensing of its software products. Through September 30, 1999, there has been nominal license fee revenue generated from its software products.

         As of September 30, 1999, accounts payable balances owed to two vendors are approximately $500,000 and $2,200,000. The Company has made semi-monthly payments to, and has performed services for, one of the vendors reducing the amount owed to approximately $500,000. This vendor has not taken any legal action to pursue collection. The vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payments as called for in the parties' written agreement.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         3SiH received $802,000 of the purchase price for the sale of its systems integration business on June 30, 1999. 3SiH will also be able to earn up to an additional $2,198,000 over a three-year period based upon the contingencies set forth in the agreement. The agreement provides for additional contingent payments to 3SiH of $325,000 when key contracts are renewed. The agreement also provides for contingent payments to 3SiH of 75% of the profits in excess of contract renewal payments from the sold business for the first year, and 50% of the profits in excess of contract renewal payments for the second and third years.

         Contract renewal payments of $302,000 were included in the amount received at June 30, 1999. Profits from the sold business have not exceeded $302,000 through September 30, 1999, and no additional contingent payments are due to 3SiH at September 30, 1999.

         The first $54,000 of additional contingent payments earned by 3SiH will be retained by the buyer to pay for compensated absences for former 3SiH employees. This amount is included under accrued liabilities in the September 30, 1999, balance sheet.

         Management is seeking to attract sponsors or investors to fund its continuing software sales and development operations. The Company intends to make payments to vendors as the contingent payments from the sale of its systems integration business are received. There is no assurance as to whether any contingent payments will be received or whether there will be sufficient funds to pay all creditors.

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                               September 30, 1999

         Results of Operations

         The Company reported a net loss of $227,067 for the quarter ended September 30, 1999, while net earnings of $25,633 were reported for the quarter ended September 30, 1998.

         The operations for the quarter ended September 30, 1998, include the Company's systems integration business which was subsequently sold effective as of May 1, 1999.

         The operations for the quarter ended September 30, 1999, only include the remaining business of licensing its software products and revenue related to those products.

         The Company has four remaining employees as of September 30, 1999.

         Interest expense for the quarter ended September 30, 1999, represents payments to a vendor as called for in the parties' written agreements.

                               3Si Holdings, Inc.

                                Other Information
                               September 30, 1999

         Item 1. Litigation

         During the year ended June 30, 1998, the Company entered into a Federal Master Assignment Agreement with a leasing company to effect a government lease of certain equipment. Under the terms of the assignment agreement, if the government terminated the lease for any reason other than "Termination for Convenience or Non-appropriation", 3SiH would be liable for the present value of the discounted cash flows then owed under the lease. On July 31, 1998, the lessee terminated the lease for convenience.

         The leasing company filed suit against 3SiH to recover the present value of the discounted cash flows. A settlement was reached in September 1999. 3SiH paid the plaintiffs $75,000 and issued 1,100,000 shares of its restricted common stock (valued at $154,688) to the plaintiffs. The $224,688 settlement (which is net of the $5,000 value of inventory recovered) was accrued as a loss at June 30, 1999.

         A vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payment as called for in the parties' written agreement. Counsel for 3SiH believes that it is too early to express an opinion as to whether the court will find the liability due at this time.


         Item 6. Exhibits and Reports on Form 8-K

(a)      Not applicable.

         (b) A Form 8-K was not required to be filed in the period covered by this report.


         Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     3Si Holdings, Inc.
                                                     (Registrant)

         Date:    November 17, 1999         By:     /s/ Frank Backes
                                                     Frank Backes, CEO, CFO