Form 10-K/A
period 1999-06-30
3SI HOLDINGS INC
filed 2000-01-24
CIK 317889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
 _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [NO FEE REQUIRED]
                        For the year ended June 30, 1999

                                       OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ____________ to ____________


                         Commission file number 0-09358
                               3Si HOLDINGS, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)

            Wyoming                                         83-0245581
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                              6886 S. Yosemite St.
                            Englewood, Colorado 80112
                -------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (303) 749-0210
                    -----------------------------------------
              (Registrant's Telephone Number, including Area Code)

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

         As of September 15, 1999, there were outstanding 34,033,530 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORTS

                               3Si HOLDINGS, INC.

                                  JUNE 30, 1999

                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORTS                                       3-4

CONSOLIDATED FINANCIAL STATEMENTS

      BALANCE SHEETS                                                5-6

      STATEMENTS OF OPERATIONS                                       7

      STATEMENTS OF CASH FLOWS                                      8-9

      STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY       10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        11-30

Board of Directors

3Si Holdings, Inc.


                          Independent Auditors' Report
                          ----------------------------


         We have audited the accompanying consolidated balance sheets of 3Si Holdings, Inc. as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1999, current liabilities exceed current assets by $1,908,685. Also at June 30, 1999, the Company has a deficit in stockholders' equity of $1,944,715. The Company has sold its systems integration business as of May 1, 1999. Its remaining business is the licensing of its software products. Through June 30, 1999, there has been nominal license fee revenue generated from its software products. A vendor has filed suit to attempt to attach the Company's assets for the collection of a $2,200,000 liability. These factors, discussed at Note Q, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         As discussed in Note B to the financial statements, an error resulting in understatement of previously reported accounts payable as of June 30, 1998, was discovered by management of the Company during the current year. Accordingly, the June 30, 1998 financial statements have been restated to correct the error.

/s/ Balogh and Tjornehoj, LLP


Denver, Colorado

September 28, 1999

Board of Directors

3Si Holdings, Inc.


                          Independent Auditors' Report
                          ----------------------------


         We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of 3Si Holdings, Inc. (formerly Tyrex Oil Company) for the period January 1, 1997 through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 3Si Holdings, Inc. (formerly Tyrex Oil Company) for the period January 1, 1997 through June 30, 1997 in conformity with generally accepted accounting principles.



/s/ John M. Hanson & Company, PC








Denver, Colorado

September 22, 1997

                               3Si Holdings, Inc.
                   Statements of Balance Sheets (Page 1 of 2)
--------------------------------------------------------------------------------

                                     ASSETS

June 30,                                                1999             1998
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note B) ........     $ 1,372,293      $    13,843
   Accounts receivable - trade (Note D) ......         437,221        6,142,390
   Inventory (Note B) ........................            --            225,741
   Deferred income taxes (Note L) ............            --            171,000
   Other current assets (Note M) .............          11,000          193,029
--------------------------------------------------------------------------------
         Total current assets ................       1,820,514        6,746,003




PROPERTY AND EQUIPMENT AT COST
   Computer systems (Note B) .................          28,575          674,118
   Furniture and fixtures (Note G) ...........            --            169,178
   Leasehold improvements ....................            --             92,034
--------------------------------------------------------------------------------
     Total property and equipment ............          28,575          935,330

     Less accumulated depreciation
       and amortization (Note B) .............          (7,500)        (366,319)
--------------------------------------------------------------------------------
         Net property and equipment ..........          21,075          569,011



OTHER ASSETS
   Software development costs (Note K) .......          42,827          239,082
   Goodwill (Note C) .........................            --            591,146
   Other non-current assets ..................          50,000           31,330
--------------------------------------------------------------------------------
         Total other assets ..................          92,827          861,558
--------------------------------------------------------------------------------
Total assets $ ...............................       1,934,416      $ 8,176,572
================================================================================

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
                          Balance Sheets (Page 2 of 2)

--------------------------------------------------------------------------------
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

June 30,                                                   1999           1998
--------------------------------------------------------------------------------
CURRENT LIABILITIES
   Revolving line of credit (Note E) ...............  $      --      $ 2,858,337
   Current portion of capital lease (Note G) .......         --           25,340
   Accounts payable - trade (Notes B and G) ........    3,301,354      3,974,661
   Customer deposits ...............................         --           98,185
   Income taxes payable (Note L) ...................         --           15,000
   Accrued liabilities (Notes F and G) .............      427,845        203,756
--------------------------------------------------------------------------------
         Total current liabilities .................    3,729,199      7,175,279

ON-CURRENT LIABILITIES
   Long-term debt (Note G) .........................         --           40,948
   Deferred income taxes (Note L) ..................         --          102,000
--------------------------------------------------------------------------------
         Total non-current liabilities .............         --          142,948

MINORITY INTEREST (NOTE I) .........................      149,932           --



COMMITMENTS AND CONTINGENCIES (NOTE G) .............         --             --


STOCKHOLDERS' (DEFICIT) EQUITY (NOTE J)
   Common stock - authorized 50,000,000
     shares of $.01 par value; 40,084,156 issued
     at June 30, 1999; 39,984,924 issued at
     June 30, 1998 .................................      400,842        399,849
   Additional paid in capital ......................    2,773,536      2,380,044
   Accumulated (deficit) ...........................   (3,261,740)       (64,195)
   Treasury stock at cost - 6,050,626 shares .......   (1,857,353)    (1,857,353)
--------------------------------------------------------------------------------
         Total stockholders' (deficit) equity ......   (1,944,715)       858,345
--------------------------------------------------------------------------------

Total liabilities and stockholders' (deficit) equity  $ 1,934,416    $ 8,176,572
================================================================================

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
                            Statements of Operations

-------------------------------------------------------------------------------------------------
                                                        Year Ended     Year Ended     Six Mo. Ended
                                                         6/30/99         6/30/98         6/30/97
-------------------------------------------------------------------------------------------------
Product sales ....................................   $ 10,741,248    $ 20,816,550    $  6,984,752
Consulting and other service revenue .............      5,737,080       8,567,957       2,991,784
-------------------------------------------------------------------------------------------------
Net revenues .....................................     16,478,328      29,384,507       9,976,536

Cost of revenues (Note B) ........................     14,698,967      24,267,452       8,151,600
-------------------------------------------------------------------------------------------------

         Gross profit ............................      1,779,361       5,117,055       1,824,936

Selling and administrative expenses ..............      4,458,757       5,138,499       2,014,999
-------------------------------------------------------------------------------------------------

         (Loss) from operations ..................     (2,679,396)        (21,444)       (190,063)
Other income (expense)
   Miscellaneous income ..........................         19,021          74,815           8,659
   Settlement of litigation (Note G) .............       (224,688)           --              --
   Interest expense ..............................       (230,424)       (180,124)        (93,794)
   Net (loss) gain on disposition of
     assets (Note P) .............................        (71,867)          9,835            --
-------------------------------------------------------------------------------------------------

     Total other income (expense) ................       (507,958)        (95,474)        (85,135)
-------------------------------------------------------------------------------------------------

         Net loss before minority interest .......     (3,187,354)       (116,918)       (275,198)

Minority interest (Note I) .......................         58,809            --              --
-------------------------------------------------------------------------------------------------

         Net (loss) before income taxes ..........     (3,128,545)       (116,918)       (275,198)

Income tax (expense) benefit (Note L) ............        (69,000)         54,000            --
-------------------------------------------------------------------------------------------------

         Net (loss) from continuing operations ...     (3,197,545)        (62,918)       (275,198)
Discontinued operations - gain on disposal
     of oil and gas properties (Note N) ..........           --              --           200,793
-------------------------------------------------------------------------------------------------

Net (loss) .......................................   $ (3,197,545)   $    (62,918)   $    (74,405)
=================================================================================================
Basic and diluted earnings (loss) per common share
     From continuing operations ..................   $       (.09)   $       --      $       (.04)

     From discontinued operations ................           --              --               .03
-------------------------------------------------------------------------------------------------

     Net (loss) ..................................   $       (.09)   $       --      $       (.01)
=================================================================================================

Weighted average shares outstanding (Note B) .....     33,944,332      36,571,766       6,541,654
=================================================================================================

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
                     Statements of Cash Flows (Page 1 of 2)

---------------------------------------------------------------------------------------------
                                                      Year Ended      Year Ended   Six Mo. Ended
                                                       6/30/99         6/30/98        6/30/97
---------------------------------------------------------------------------------------------
Operating activities:
   Net (loss) ...................................   $(3,197,545)   $   (62,918)   $   (74,405)

   Reconciling adjustments:
     Depreciation and amortization ..............       228,242        161,498         51,025
     Software impairment ........................        57,400           --             --
     Provisions for doubtful accounts ...........       272,615        106,435         30,150
     Reserve for stockholders' loans ............       162,395           --             --
     Stock option compensation ..................        52,726           --             --
     Net loss (gain) on disposition of
         assets (Notes N and P) .................        71,867         (9,835)      (536,700)
     Loss attributable to minority interest .....       (58,809)          --             --
     Stock issued for services ..................        15,500          6,675           --

     Changes in operating assets and liabilities:
         Accounts receivable ....................     5,432,554     (2,917,257)     1,347,856
         Inventory ..............................        18,098        417,733       (357,264)
         Other assets ...........................        51,403        (62,841)        37,211
         Accounts payable and accrued expenses ..      (451,298)       976,751       (903,157)
         Income tax payable .....................       (15,000)        15,000           --
         Deferred taxes .........................        69,000        (69,000)          --
---------------------------------------------------------------------------------------------

              Total adjustments .................     5,906,693     (1,374,841)      (330,879)
---------------------------------------------------------------------------------------------

     Net cash provided by (used for)
          operating activities ..................     2,709,148     (1,437,759)      (405,284)


Investing activities:
   Proceeds from sale of assets .................       802,167         12,500      1,342,184
   Proceeds from assignment of
     government contracts .......................       500,000           --             --
   Purchases of equipment .......................      (215,263)      (339,182)       (41,414)
   Software development costs ...................       (10,827)      (142,975)          --
   Loans to stockholders ........................       (82,513)       (77,020)          --
   Cost of merger ...............................          --           (8,278)       (48,924)
   Prepaid royalty (goodwill) ...................          --             --         (625,000)
   Cash acquired in merger ......................          --             --        1,887,653
---------------------------------------------------------------------------------------------
     Net cash provided by (used for)
       investing activities .....................   $   993,564    $  (554,955)   $ 2,514,499

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
                     Statements of Cash Flows (Page 2 of 2)

--------------------------------------------------------------------------------------------
                                                     Year Ended     Year Ended    Six Mo. Ended
                                                      6/30/99        6/30/98         6/30/97
--------------------------------------------------------------------------------------------
Financing activities:
   (Payments on) proceeds from note payable ....   $(2,858,337)   $(1,264,271)   $   499,783
   Revolving line of credit, net ...............          --        2,858,337           --
   Payments on notes payable and capital lease .       (20,925)       (20,948)      (421,065)
   Proceeds from exercise of options (Note J) ..          --           65,660           --
   Minority interest investment (Note I) .......       535,000           --             --
   Payments on self-tender .....................          --       (1,851,366)          --
   Advances from owners ........................          --             --           23,884
   Dividends paid, prior to merger .............          --             --          (39,838)
--------------------------------------------------------------------------------------------

     Net cash (used for) provided by
         financing activities ..................    (2,344,262)      (212,588)        62,764
--------------------------------------------------------------------------------------------

Net change in cash and cash equivalents ........     1,358,450     (2,205,302)     2,171,979
Cash and cash equivalents at beginning of period        13,843      2,219,145         47,166
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .....   $ 1,372,293    $    13,843    $ 2,219,145
============================================================================================

Summary of noncash investing and financing activity:

To complete the May 1997 merger of Tyrex (now, 3Si Holdings, Inc.) and 3Si, Tyrex issued 28,333,333 of its $.01 par common shares to the three owners of 3Si. These shares were issued based on the value of the outstanding shares of Tyrex on May 28, 1997. In connection with the merger, the following assets and liabilities were acquired:
         Cash                                        $    1,887,653
         Oil and gas properties                           1,001,867
         Other assets                                       192,647
         Liabilities                                       (353,394)
                                                     --------------
              Fair market value of stock issued      $    2,728,773
                                                     ==============

3SiH sold substantially all of its assets effective as of May 1, 1999 (See Note A). The following is a summary of this sale:

         Sales proceeds                                                $ 802,167
         Net property and equipment sold                $  331,480
         Inventory and other assets sold                   239,716
         Capital lease obligation assumed by purchaser      (45,363)     525,833
                                                        -----------    ---------

         Gain on sale (See Note P)                                     $ 276,334
                                                                       =========

Interest paid                             $  230,424      $ 180,124    $  93,794
Income tax paid                           $   15,000      $       -    $       -

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
             Statements of Changes in Stockholders' (Deficit) Equity

-----------------------------------------------------------------------------------------------------------------------------------

                                                 #                          Additional      Retained                      Total
                                               Common            Common      Paid-In        Earnings        Treasury   Stockholders'
                                               Shares            Stock       Capital        (Deficit)         Stock  (Deficit)Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...............           300    $    30,000    $      --      $   112,966    $      --      $   142,966
Stock of 3Si acquired by Tyrex ...........          (300)       (30,000)          --             --             --          (30,000)
Stock of Tyrex outstanding
  prior to the merger with 3Si ...........    10,960,091        109,601           --             --             --          109,601
Stock of Tyrex issued to 3Si
  stockholders ...........................    28,333,333        283,333           --             --             --          283,333
Treasury stock of Tyrex prior
  to the merger (45,000 shares) ..........          --             --             --             --           (5,987)        (5,987)
Additional paid-in capital of
  Tyrex ..................................          --             --        2,322,902           --             --        2,322,902
Net loss for the period ended
  June 30, 1997 ..........................          --             --             --          (74,405)          --          (74,405)
Dividends declared by 3Si prior
  to the merger with Tyrex ...............          --             --             --          (39,838)          --          (39,838)
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997 ....................    39,293,424        392,934      2,322,902         (1,277)        (5,987)     2,708,572

Merger costs .............................          --             --           (8,278)          --             --           (8,278)
Exercise of options at $.14
  per share ..............................       469,000          4,690         60,970           --             --           65,660
Shares acquired in self-tender,
  6,005,626 at $.30 per share (net of
  offering costs of $49,678) .............          --             --             --             --       (1,851,366)    (1,851,366)
Shares issued for compensation
  (222,500 shares at $.03 per
  share) .................................       222,500          2,225          4,450           --             --            6,675
Net loss for the year ended
  June 30, 1998 - restated ...............          --             --             --          (62,918)          --          (62,918)
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1998 ....................    39,984,924        399,849      2,380,044        (64,195)    (1,857,353)       858,345

Shares issued for services
  at $.16 per share ......................        99,232            993         14,507           --             --           15,500
Stock option grants and revisions ........          --             --           52,726           --             --           52,726
Minority interest proceeds
  in excess of carrying value ............          --             --          326,259           --             --          326,259
Net loss for the year ended
  June 30, 1999 ..........................          --             --             --       (3,197,545)          --       (3,197,545)
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1999 ....................    40,084,156    $   400,842    $ 2,773,536    $(3,261,740)   $(1,857,353)   $(1,944,715)
===================================================================================================================================

         The accompanying notes are an integral part of these statements

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note A - Organization

Name Change
Effective September 15, 1998, the Company's name changed from Tyrex Oil Company ("Tyrex") to 3Si Holdings, Inc. ("3SiH" or the "Company").

Merger
On May 28, 1997, Tyrex acquired 100% of the common stock of Kimbrough Computer Sales, Inc. d/b/a 3Si Inc. ("3Si"). Under the terms of the merger, 3Si is a wholly owned subsidiary of Tyrex. The merger has been accounted for as a purchase of Tyrex by 3Si, since the merger resulted in 72% of the outstanding stock of Tyrex being held by the 3Si stockholders.

The financial statements for the period ended June 30, 1997, contain the results of operations of 3Si for the six months ended June 30, 1997, and the results of operations of Tyrex from the date of acquisition (May 28, 1997) through June 30, 1997. On May 30, 1997, Tyrex sold all of its oil and gas properties and discontinued its operations. The gain on the disposal of Tyrex's oil and gas properties is included in the financial statements as discontinued operations. There are no oil and gas activities included in these financial statements.

Operations through May 1, 1999
3Si was incorporated in Colorado in 1979. Until May 1, 1999, 3SiH operated one business segment providing services as a systems integrator. The systems integration business was sold as of May 1, 1999, and 3SiH's continuing business is the licensing of its software products (See KEWi below).

The principal markets for 3SiH's sales and services had been the U.S. Postal Service, government agencies, and large corporations located in Colorado and New Mexico. The corporate offices were located in Englewood, Colorado. 3SiH also maintained offices in Albuquerque, New Mexico, Raleigh, North Carolina, and Colorado Springs, Colorado until May 1, 1999.

Sale of Substantially All Assets
Effective as of January 1, 1999, 3SiH assigned the contracts of its government division to Storage Area Networks for total consideration of $500,000. A gain of $500,000 was realized on this sale (See Note P).

On June 30, 1999, 3SiH consummated the sale of substantially all of its remaining assets (excluding cash, accounts receivable, and its subsidiary, Kewi.net, Inc.) to P.C. Specialists, Inc., a California corporation. A gain of $276,334 was realized on this sale (See Notes P and R).

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note A - Organization (continued)

Sale of Substantially All Assets (continued)
The effective date of the asset sale is May 1, 1999. 3SiH was paid $802,167 of the purchase price at closing. 3SiH will also be able to earn up to an additional $2,200,000 over a three-year period based upon the contingencies set forth in the agreement. The agreement provides for contingent payments to 3SiH of $325,000 when key contracts are renewed. The agreement also provides for contingent payments to 3SiH of 75% of the profits in excess of contract renewal payments from the sold business for the first year, and 50% of the profits in excess of contract renewal payments for the second and third years. In no event will the purchase price of the assets sold plus contingent payments exceed $3,000,000. Revenue under this provision will be recognized when the contingencies have been satisfied and payment is assured. There is currently no assurance as to when or if any contingent payments will be received.

KEWi
KEWi.net, Inc. ("KEWi") was incorporated as a 3SiH subsidiary in Colorado in February 1999. 3SiH contributed its KEWi product and technologies to KEWi effective April 1, 1999.

KEWi raised $535,000 (net of expenses) through a private offering for 26% of KEWi's common stock. KEWi also issued 5% of its common stock to an entity that assisted in the private offering. As of June 30, 1999, 3SiH owns 69% of the outstanding common stock of KEWi.

The accounts of KEWi are consolidated into the 3SiH financial statements. All intercompany balances and transactions have been eliminated. A minority interest is presented in the 3SiH financial statements for the 31% interest not owned by 3SiH (See Note I).

Through its proprietary software, KEWi can provide automated help desk products and services to large customers as well as individual computer users.

Through June 30, 1999, there has been $8,000 of license fee revenue generated from the sale of KEWi software services.

Development Stage
After the sale of substantially all of its assets, 3SiH may become a development stage company if significant revenues are not generated from the KEWi software services.
--------------------------------------------------------------------------------

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------

Note B - Summary of Significant Accounting Policies

Prior Period Adjustments
The accompanying financial statements for the year ended June 30, 1998, have been restated to correct an error in not recording all accounts payable at year-end. The effect of the restatement was to decrease net earnings for the year ended June 30, 1998, by $232,058 ($.00 per share). The 1998 current income tax effect of this correction was offset by an increase in the 1998 deferred tax valuation allowance.

Comparability of Financial Statements
Labor costs under the USPS agreement in the June 30, 1998 and 1997 financial statements of $3.8 million and $1.4 million respectively, have been reclassified to cost of revenues in order to make them comparable to the 1999 financial statements. There is no effect on net loss.

Comprehensive Income
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was adopted by the Company for the year ended June 30, 1999. The primary objective of this statement is to report and disclose a measure of all changes in equity of an entity that result from transactions and other economic events of the period other than transactions with owners. The adoption of the new standard had no effect on the financial statements of 3SiH. The Company currently has no components of other comprehensive income.

Business Segments
Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company during the year ended June 30, 1999. This statement establishes standards for additional disclosure about operating segments. More specifically, it requires financial information to be disclosed for segments whose operating results are reviewed by the chief operating decision-maker for decisions on resource allocation. It also requires related disclosures about products and services, geographic areas and major customers. The adoption of the new standard had no effect on the financial statements of 3SiH. Since the sale of all its oil and gas properties in May 1997, the Company operated in only one business segment as a systems integrator. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States. See Note O for information on major customers.

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

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note B - Summary of Significant Accounting Policies (continued)

Inventory
Inventory was stated at lower of cost (weighted average method) or market and consisted of computer system components and service parts.

Depreciation and Amortization
Depreciation and amortization have been provided in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated useful lives of five to seven years using the straight-line method. Equipment acquired under capital leases is amortized on a straight-line basis over the lease period. Amortization of capitalized software development costs has been provided over a period of two years.

Depreciation and amortization expense is as follows:

                                  Equipment           Software
                                 And Capital        Development
                                   Leases              Costs         Goodwill
                                   ------              -----         --------
         Period ended
         ------------
          6 mo. 6/30/97         $    48,421     $            -   $      2,604
         12 mo. 6/30/98         $   130,248     $            -   $     31,250
         12 mo. 6/30/99         $   112,800     $       89,400   $     26,042

Revenue Recognition
The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition". This statement provided criteria to be met in order for revenue to be recognized. The criteria include delivery, determinability of the amount of revenue, and probability of collection. The KEWi software is licensed to the user on a monthly subscription basis. Revenue is recognized monthly as the service is provided.

Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense is as follows:

         Period ended
         ------------
          6 mo. 6/30/97                   $  20,000
         12 mo. 6/30/98                   $  58,000
         12 mo. 6/30/99                   $  38,000

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------

Note B - Summary of Significant Accounting Policies (continued)

(Loss) Earnings Per Share
Basic (loss) earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS, if any, reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock that then shared in the earnings.

Net loss per share for the years ended June 30, 1999 and 1998, was computed on the basis of the weighted average number of common shares outstanding only, as shares subject to warrants and stock options would have an anti-dilutive effect.

Treasury shares reacquired by the Company during the year ended June 30, 1998, reduce outstanding common shares. For the period ended June 30, 1997, the weighted average number of shares is based on 300 shares of 3Si being outstanding for five months and 39,248,424 shares of Tyrex being outstanding for one month.

Fair Value of Financial Instruments
Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:
                                       1999                        1998
                                      ------                      ------
                               Carrying       Fair         Carrying       Fair
                                Amount        Value         Amount        Value
                            ------------------------   ------------------------

Cash and cash equivalents   $ 1,372,293  $ 1,372,293   $    13,843  $    13,843

Revolving line of credit           --           --      (2,858,337)  (2,858,337)

Capital lease obligations          --           --         (66,288)     (66,288)

The carrying amount approximates fair value of cash and cash equivalents. The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value.

Statements of Financial Accounting Standards ("SFAS") No. 133 and 137, "Accounting for Derivative Instruments and Hedging Activities" will become effective during the year ended June 30, 2001. These statements require that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The new standards are expected to have no effect on the financial statements of 3SiH. The Company currently has no derivative instruments and does not expect to engage in hedging activities.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------
                                  June 30, 1999

Note B - Summary of Significant Accounting Policies (continued)

Computer Software Costs Developed For Internal Use Only
Expenditures related to the Company's acquisition and implementation of a new information management software have been capitalized as computer systems in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs include $187,514 paid to outside consultants and $35,301 of internal costs. The software was never placed in service, and a loss of $222,815 is reported in the year ended June 30, 1999 (See Note P).

Computer Software Costs Developed For Sale to Customers
The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives (See Note K).

--------------------------------------------------------------------------------
Note C - Business Combinations

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

The following summarized pro forma (unaudited) information assumes the May 30, 1997, Tyrex oil and gas disposition (See Note N) had occurred on January 1, 1997.
                                                                    1997
                                                         ---------------

Net revenues                                             $     9,976,536
                                                         ===============

(Loss) from continuing operations                        $      (275,198)
Earnings from discontinued operations                           436,915
                                                         --------------
Net earnings                                             $       161,717
                                                         ===============

Earnings per share
   Primary
       (Loss) from continuing operations                 $          (.01)
       Earnings from discontinued operations                         .01
                                                         ---------------
       Net earnings                                      $             -
                                                         ===============

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note C - Business Combinations (continued)

The preceding amounts reflect adjustments for revaluation of the basis of the oil and gas properties sold.

3Si executed a License and Royalty Agreement effective August 1, 1993 with former stockholders of 3Si. Under the terms of the agreement, 3Si was obligated to pay 1.5% of the gross revenues as a royalty expense to the former stockholders through July 1999. As part of the merger in May 1997, Tyrex satisfied this royalty agreement with a payment of $625,000. The buy out of this agreement was recorded as goodwill and was being amortized using the straight-line method over twenty years, until April 30, 1999. Upon the sale of substantially all assets of 3SiH effective May 1, 1999 (See Note A), the remaining $565,104 balance of goodwill (which was associated with the systems integrator business) was written off and grouped with other income (expense) (See Note P).

--------------------------------------------------------------------------------
Note D - Accounts Receivable

The detail of accounts receivable is as follows:
                                                   1999                  1998
                                          -------------        --------------

Trade receivables                         $     437,221        $    6,197,390
Allowance for doubtful accounts                       -               (55,000)
                                          -------------        --------------

Net                                       $     437,221        $    6,142,390
                                          =============        ==============

--------------------------------------------------------------------------------
Note E - Revolving Line of Credit

As of September 30, 1997, the Company obtained a revolving line of credit facility with a financial institution. The revolving line of credit was at the prime rate of interest and permitted the Company to borrow up to $5 million based on 85% of the Company's eligible accounts receivable balance and inventory computed under the terms of the agreement. This line of credit was paid off as of June 1999.

The weighted average interest rate for the years ended June 30, 1999 and 1998 was 10.28% and 9.82% respectively.

The weighted average interest rate for the period January 1, 1997, through April 7, 1997, was 11.57%. The weighted average interest rate for a bank note payable from April 8, 1997, through June 30, 1997, was 11.50%.

--------------------------------------------------------------------------------

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note F - Accrued Liabilities

3SiH entered into commitments for monthly lease and training payments related to a new information management software system (See Note B). The software was never placed in service. The future commitments through September 2000 of $95,108 have been reported as an accrued liability as of June 30, 1999, and a loss recorded.

The detail of accrued liabilities is as follows:
                                                     1999                1998
                                             ------------         -----------

Legal settlement (Note G)                    $    224,688         $         -
Compensation                                      103,323             148,759
Loss on software lease commitments                 95,108                   -
Other                                               4,726              54,997
                                             ------------         -----------

Total                                        $    427,845         $   203,756
                                             ============         ===========
--------------------------------------------------------------------------------

Note G - Commitments and Contingencies

Leases
The Company had operating leases for office space in Englewood and Colorado Springs, Colorado and Albuquerque, New Mexico until May 1, 1999. The rent expense is net of sublease income for the Englewood office.
                                      Net Rent              Sublease
          Period ended                Expense               Income
          ------------                -------               ------

          6 mo. 6/30/97           $     53,000          $    23,500
         12 mo. 6/30/98           $    114,000          $    87,000
         12 mo. 6/30/99           $     98,000          $    63,500

During December 1995, 3Si acquired $120,332 of furniture and fixtures under a capital lease. Accumulated amortization was $62,172 at June 30, 1998.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note G - Commitments and Contingencies (continued)

Leases (continued)
The capital lease was assumed by the purchaser of substantially all assets of 3SiH (See Note A). 3SiH has a contingent liability for the $45,363 of minimum lease payments through October 2000 should the purchaser fail to make the required lease payments. Management currently believes the Company will incur no liability for these payments; however, the ultimate outcome of this matter cannot be determined at this time.

                                                    1999                 1998
                                            ------------          -----------
Capital lease obligations:
       Current                              $          -          $    25,340
       Long-term                                       -               40,948
                                            ------------          -----------
       Total                                $          -          $    66,288
                                            ============          ===========

Self-Insured Medical Program
3SiH adopted a self-insured medical program for its employees and their dependents. The Company was liable for annual medical expenses up to $35,000 for each individual. The Plan was discontinued upon the sale of substantially all assets of the Company (See Note A). No significant future liability is anticipated.

Sales Tax
A vendor has billed 3SiH for $56,000 of sales tax. The underlying transaction is exempt from sales tax, and management believes the matter will be resolved without any liability to the Company.

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

The leasing company filed suit against 3SiH to recover the present value of the discounted cash flows. A settlement was reached in September 1999. 3SiH paid the plaintiffs $75,000 and issued 1,100,000 shares of its restricted common stock (valued at $154,688) to the plaintiffs. The $224,688 combined amount of the settlement (which is net of the $5,000 value of inventory recovered) is accrued as a loss at June 30, 1999.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note G - Commitments and Contingencies (continued)

Litigation (continued)
As of June 30, 1999, accounts payable balances owed to two vendors are approximately $650,000 and $2,200,000. The Company has made semi-monthly payments through September 28, 1999, totaling $90,000 on the $650,000 balance. This vendor has not taken any legal action to pursue collection. The vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payments as called for in the parties' written agreement. Counsel for 3SiH believes that it is too early to express an opinion as to whether the court will find the liability due at this time.

 (See Note F also related to loss on future commitments. See Note I also related to commitment for additional ownership interest in KEWi.)

--------------------------------------------------------------------------------
Note H - Profit Sharing Plan

3Si established a 401(k) profit-sharing plan during the year ended December 31, 1995. Company contributions are at the discretion of the Board of Directors. For the years ended June 30, 1999 and 1998, and the period ended June 30, 1997, no Company contributions were made to the plan.

--------------------------------------------------------------------------------
Note I - Minority Interest

3SiH owns a 69% interest in KEWi.net, Inc. (See Note A) summarized as follows:

                                                           1999           1998
                                                    -----------     ----------
Net proceeds from sale of stock in KEWi
  subsidiary attributable to minority interest      $   208,741     $        -
(Loss) attributable to minority interest                (58,809)             -
                                                    -----------     ----------

Net minority interest balance                       $   149,932     $        -
                                                    ===========     ==========

Net proceeds from the sale of stock in the KEWi subsidiary were $535,000. Net proceeds, in excess of 3SiH's carrying value of the interest sold, of $326,259 are accounted for as additional paid in capital in the consolidated balance sheet.

3SiH has agreed to give an additional 5% ownership interest in KEWi to a consulting firm if KEWi sales and earnings in the years ended March 2000, 2001 or 2002 meet certain goals. If additional ownership interests in the KEWi subsidiary are subsequently issued, they will be accounted for as an operating expense and additional minority interest.
--------------------------------------------------------------------------------

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note J - Stock Options and Warrants

Tyrex Stock Option Plan
Tyrex Oil Company had a previous option plan for prior Tyrex employees (the "Tyrex Plan"). Changes in the status of options outstanding under the Tyrex Plan for year ended June 30, 1998, and the period from May 29, 1997, to June 30, 1997, were as follows:

Beginning of period, May 29, 1997                      469,000
Granted                                                      -
Terminated                                                   -
                                                   -----------

End of period, June 30, 1997                           469,000
Granted                                                      -
Terminated                                                   -
Exercised                                             (469,000)
                                                   -----------

End of period, June 30, 1998                                 -
                                                   ===========

Option price                                       $       .14
                                                   ===========

3SiH Stock Option Plan
On June 18, 1998, the 3SiH stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of 3SiH's common stock. No options were granted prior to June 30, 1998. The options vested over a period of four years except 1,345,000 shares, which vested immediately upon grant to two officers of 3SiH.

Upon the sale of  substantially  all assets of the Company  (See Note A), a) the exercise period for terminated employees became one year from date of termination, and b) the options held by terminated employees became 100% vested.

                                           # Shares                Exercise
                                        Under Option                Price*

End of period, June 30, 1998                           -          $         -
Granted                                        1,910,100                 .125
Forfeited                                       (647,600)                .125
Exercised                                              -                    -
                                        ----------------          -----------

End of period, June 30, 1999
  (all exercisable)                            1,262,500          $      .125
                                        ================          ===========

Option price                            $  .10 - $  .133

* weighted average

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note J - Stock Options and Warrants (continued)

3SiH Stock Option Plan (continued)
The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Compensation cost charged to operations was $52,726 for the year ended June 30, 1999. No additional compensation cost was recorded related to the change in terms for the options upon the sale of substantially all assets of the Company.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss would have increased as follows:

                                              1999          1998           1997
                                      ------------    ----------     ----------
Net (loss)
      As reported                     $ (3,197,545)   $  (62,918)    $  (74,405)
                                      ============    ==========     ==========

      Pro forma                       $ (3,246,683)   $  (62,918)    $  (74,405)
                                      ============    ==========     ==========

Basic and diluted (loss) per share
      As reported                     $       (.09)   $        -     $     (.01)
                                      ============    ==========     ==========

      Pro forma                       $       (.10)   $        -     $     (.01)
                                      ============    ==========     ==========

The weighted average fair value of options granted during the year ended June 30, 1999, is $.149.

The fair value of each option granted is estimated on the date of the modification of the plan terms using the Black Scholes model. The following assumptions were made in estimating fair value:

Assumption

Dividend yield                            0%
Risk-free interest rate                   6%
Expected life                         1 year
Expected volatility                   94.09%

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note J - Stock Options and Warrants (continued)

Warrants
On May 28, 1997, Tyrex granted warrants to purchase 750,000 shares of the Company's common stock at a price of $.30 per share. These warrants became exercisable 90 days after May 28, 1997, and are effective until August 27, 1999.

On October 22, 1997, the Company granted warrants to purchase up to 350,000 shares of the Company's common stock at a price of $.16 per share. These warrants became exercisable 90 days after October 22, 1997, and were effective until June 30, 1999. The Company also extended the exercise date on warrants previously issued to purchase up to 400,000 shares of the Company's common stock at $.225 per share from December 31, 1998, to December 31, 1999.

No compensation expense has been recognized related to warrants, and no warrants have been exercised through June 30, 1999.

--------------------------------------------------------------------------------

Note K - Research and Development/Software Development Costs

During the year ended June 30, 1998, 3SiH conducted research and development on its first two proprietary software products - a contact management data base program and automated help desk services. Both programs operate via the Internet. During the year ended June 30, 1999, KEWi conducted research and development on an upgraded version of its automated help desk services software and a new paging software system.

The contact management database program was deemed not to be commercially viable and capitalized costs were written off as a loss during the year ended June 30, 1999 (See Note P).

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note K - Research and Development/Software Development Costs (continued)

As of June 30, 1999, the automated help desk services software was deemed to be impaired and written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such asset, exceeded their carrying value by $57,400. An impairment loss of that amount (included in other expenses) has been charged to operations in the year ended June 30, 1999.
                                             Development             Research
           Period ended                    Costs Capitalized      Costs Expensed
           ------------                    -----------------      --------------

            6 mo. 6/30/97                   $          -          $         -
           12 mo. 6/30/98                        239,082               70,000
           12 mo. 6/30/99                         10,827               13,000
                                            ------------          -----------
                                                 249,909          $    83,000
                                                                  ===========
           Contact management
           database loss
           12 mo. 6/30/99                        (60,282)
                                            ------------
                                                 189,627

           Amortization
           12 mo. 6/30/99                        (89,400)
                                            ------------
           Net cost before impairment            100,227
           Impairment                            (57,400)
                                            ------------
           Net book value                   $     42,827
                                            ============

Because the Company has only recently commenced marketing its KEWi product, it is reasonably possible that estimates of future anticipated revenues and the estimated economic life of the software products might not be achieved. As a result, the carrying amount of the capitalized software development costs may be reduced materially in the near-term if the Company does not achieve its anticipated revenues.

--------------------------------------------------------------------------------
Note L - Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets which are not likely to be realized.

The 1997 merger of Tyrex (now, 3SiH) and 3Si was accomplished through a tax-free reorganization. The 1999 distribution of assets to KEWi was also accomplished in a tax-free transaction.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note L - Income Taxes (continued)

Prior to the merger, 3Si was organized as an S Corporation. Net operating loss carryforwards are available at June 30, 1999, expiring as follows:
                                             3SiH                 KEWi
                                             ----                 ----

                  2012             $      111,000         $          -
                  2013                    509,000                    -
                  2014                  1,886,000              109,000
                                   --------------         ------------

                                   $    2,506,000         $    109,000
                                   ==============         ============

The Company used $979,000 of Tyrex net operating loss carryforwards during the year ended June 30, 1997. No other Tyrex loss carryforward from prior years is available.

The Company's deferred tax assets and liabilities are comprised of the following:

                                                              1999           1998
                                                         -----------    -----------
Current:
     Deferral of tax deductions for compensation
          and bad debt ...............................   $      --      $    33,000
     Tax benefit of net operating loss carryforward ..          --          225,000
                                                         -----------    -----------

                                                                --          258,000
Valuation allowance ..................................          --          (87,000)
                                                         -----------    -----------
     Net current .....................................          --          171,000

Non-current:
     Tax benefit on net operating loss carryforward ..       976,000           --
     Deferral of tax deduction for goodwill ..........       209,000           --
     Acceleration of tax deductions for software costs       (16,000)      (102,000)
     Other ...........................................       154,000           --
                                                         -----------    -----------
                                                           1,323,000       (102,000)
                                                         -----------    -----------

Valuation allowance ..................................     1,323,000           --
                                                         -----------    -----------
     Net non-current .................................          --         (102,000)
                                                         -----------    -----------

Net deferred tax assets ..............................   $      --      $    69,000
                                                         ===========    ===========

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note L - Income Taxes (continued)

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforward and reversal of timing differences. Valuation allowances of $1,323,000 and $87,000 are provided at June 30, 1999 and 1998 respectively, for the benefits which the Company may not be able to use.

The provision for income taxes consists of the following:

                                                 1999           1998          1997
                                            -----------    -----------    -----------
Current expense .........................   $      --      $    15,000    $      --
Deferred expense (credit) ...............        69,000        (69,000)          --
                                            -----------    -----------    -----------
       Income tax expense (benefit) .....   $    69,000    $   (54,000)   $      --
                                            ===========    ===========    ===========

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                 1999           1998          1997
                                            -----------    -----------    -----------
Income taxes (benefit) at statutory rates   $(1,064,000)   $   (40,000)   $   (25,000)
Non-deductible expenses .................          --           11,000           --
Minimum tax .............................          --           15,000           --
State taxes and other ...................      (111,000)        (4,000)        (3,000)
Valuation allowance .....................     1,244,000        (36,000)        28,000
                                            -----------    -----------    -----------

       Income tax expense (benefit) .....   $    69,000    $   (54,000)   $      --
                                            ===========    ===========    ===========

--------------------------------------------------------------------------------

Note M - Related Party Transactions

Amounts due from 3SiH stockholders were $162,395 and $79,882 at June 30, 1999 and 1998, respectively. This June 30, 1998, amount is included in other current assets. Due to the uncollateralized nature of these receivables and the going concern consideration (See Note Q), the $162,395 June 30, 1999, balance has been fully reserved and recorded as an expense.

Amounts due to two officers of Tyrex under a severance pay agreement of $89,198 at June 30, 1997, were paid in January 1998.

The May 30, 1997, sale of the oil and gas properties was made, in part, to a related party; 10% of the interest in these properties was sold to an officer of the corporation. The terms of the sale to the officer did not differ from the terms of the sale to unrelated third parties.
--------------------------------------------------------------------------------

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note N - Discontinued Operations

On May 30, 1997, Tyrex sold all of its oil and gas properties for $1,803,257 and discontinued all of its oil and gas operating activities.

Tyrex incurred costs of $116,633 to provide severance pay for three employees associated with the oil and gas operations. This amount was recorded as an accrued liability at June 30, 1997, and was included in the direct costs associated with the disposition of the oil and gas properties. The Company paid all of this accrued severance by January 1998.

There was no tax effect from the sale of the oil and gas properties as Tyrex had sufficient net operating loss carryforwards to offset any taxable gain on the sale.

The gain from discontinued operations consisted of the following:
     Gain on sale of oil and gas properties                      $      536,700
     Direct cost associated with disposition of oil and gas
        properties, including severance package and merger
        costs incurred by Tyrex.                                       (335,907)

     Gain on sale of discontinued operations                     $      200,793
                                                                 ==============

The sale of substantially all assets effective as of May 1, 1999, is not considered the discontinuation of a business segment.

--------------------------------------------------------------------------------
Note O - Major Customers and Concentrations of Credit Risk

With the sale of substantially all of its assets effective as of May 1, 1999 (See Note A), 3SiH also sold its systems integration business including its agreement to provide information systems support to the U.S. Postal Service
(USPS), which was a major customer. Net revenues (in thousands) are summarized as follows:

                                             1999         1998          1997
                                                                    (6 mos.)
                                       ----------    ---------    ----------

Product sales                          $   10,741    $  20,817    $    6,985
USPS agreement                              4,810        5,550         1,970
KEWi license fees                               8            -             -
Other consulting and service revenue          919        3,018         1,022
                                       ----------    ---------    ----------

Net revenues                           $   16,478    $  29,385    $    9,977
                                       ==========    =========    ==========

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note O - Major Customers and Concentrations of Credit Risk (continued)

At June 30, 1999, the Company's bank balances were approximately $980,000 in excess of the amount insured by the Federal Deposit Insurance Corporation.

Generally, the Company does not require collateral or other security to support customer receivables. At June 30, 1999, one customer owed approximately 52% of trade receivables. At June 30, 1998, three customers owed approximately 58% of trade receivables.

--------------------------------------------------------------------------------
Note P - Loss on Disposition of Assets

Net (loss) gain on disposition of assets are as follows:

                                                       1999        1998        1997
                                                    ---------    --------    -------
Gain on assignment of government contracts
   (Note A) .....................................   $ 500,000    $    --     $   --
Gain on sale of substantially all assets (Note A)     276,334         --         --
Capitalized internal software costs not placed
   into service (Note B) ........................    (222,815)        --         --
Capitalized software development costs deemed
   not commercially viable (Note K) .............     (60,282)        --         --
Goodwill charged against earnings (Note C) ......    (565,104)        --         --
Other ...........................................        --          9,835       --
                                                    ---------    ---------   --------

Net (loss) gain on disposition of assets ........   $ (71,867)   $   9,835   $   --
                                                    =========    =========   ========

--------------------------------------------------------------------------------
Note Q - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1999, current liabilities exceed current assets by $1,908,685. Also at June 30, 1999, the Company has a deficit in stockholders' equity of $1,944,715. The Company has sold its systems integration business as of May 1, 1999. Its remaining business is the licensing of its software products. Through June 30, 1999, there has been nominal license fee revenue generated from its software products. A vendor has filed suit to attempt to attach the Company's assets for the collection of a $2,200,000 liability (See Note G). These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note Q - Going Concern (continued)

Management is seeking to attract sponsors or investors to fund its continuing software sales and development operations. The Company intends to make payments to vendors as the contingent payments from the sale of substantially all of its assets are received (See Note A). There is currently no assurance as to the amount of the contingent payments, and to whether there will be sufficient funds to pay all creditors.

--------------------------------------------------------------------------------

Note R - Operations of Portion of Business Sold

Effective as of May 1, 1999,  3SiH sold its systems  integration  business.  The
Company's continuing business is the licensing of its software products. The following are the summarized pro forma (unaudited) results of operations of the sold systems integration business for the year ended June 30, 1999:

                                                       UNAUDITED

Net revenues                                  $     16,445,000
Cost of revenues                                    14,590,000
                                              ----------------

      Gross profit                                   1,855,000
Selling and administrative expenses                  3,937,000

      (Loss) from operations                        (2,082,000)
Other income expense                                  (454,000)

      Net (loss) before taxes                       (2,536,000)
Income taxes                                           (69,000)

Net (loss)                                    $     (2,605,000)
                                              ================

Basic and diluted (loss) per share            $           (.08)
                                              ================

--------------------------------------------------------------------------------

                               3Si Holdings, Inc.
                          Notes to Financial Statements
                                  June 30, 1999
--------------------------------------------------------------------------------
Note S - Fourth Quarter Results

Aggregate year-end adjustments, which increased the net loss by $1.7 million, were recorded in the quarter ended June 30, 1999. These adjustments were attributable to prior quarters.

In addition, unusual or infrequent items recognized in the quarter ended June 30, 1999, are as follows:

      Gain on sale of substantially all assets       $       276,334
                                                     ===============

      Legal settlement expense                       $      (224,688)
                                                     ===============

--------------------------------------------------------------------------------

Item 6. Selected Financial Data

                                  Year Ended        Year Ended        Six Months       Year Ended        Year Ended
                                   June 30,          June 30,         Ended June      December 31,      December 31,
                                     1999              1998           30, 1997            1996             1995
-------------------------------------------------------------------------------------------------------------------
Net sales                     $   16,478,328    $   29,384,507    $    9,976,536    $   19,007,245   $    21,774,221
                              ======================================================================================

Earnings (loss) from
operations                    $   (2,679,396)   $      (21,444)   $     (190,063)   $        3,590   $      (109,477)
                              ======================================================================================

Net earnings (loss) from
continuing operations         $   (3,197,545)   $      (62,918)   $     (275,198)   $     (195,315)  $      (177,977)
Discontinued operations                    -                 -           200,793                 -                 -
                              --------------------------------------------------------------------------------------

Net earnings (loss)           $   (3,197,545)   $      (62,918)   $      (74,405)   $     (195,315)  $      (177,977)
                              ======================================================================================

Earnings (loss) per common share:
   From continuing operations $         (.09)   $            -    $         (.04)   $         (651)  $          (593)
   From discontinued operations            -                 -               .03                 -                 -
                               -------------------------------------------------------------------------------------
   Net earnings (loss)        $         (.09)   $            -    $         (.01)   $         (651)  $          (593)
                              ======================================================================================

Dividends per share           $            -    $            -    $          133    $          319   $           715
                              ======================================================================================

At end of period:
Total assets                  $    1,934,416    $    8,176,572    $    7,263,823    $    5,349,586   $     5,221,723
Long-term obligations                      -           142,948            64,502            76,060            99,496
Working capital (deficit)         (1,908,685)         (429,276)        1,767,402          (168,223)          166,922
Stockholders' equity (deficit)    (1,944,715)          858,345         2,708,572           142,966           433,893

Operations Included

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

Going Concern

The selected financial data has been prepared assuming that the Company will continue as a going concern. At June 30, 1999, current liabilities exceed current assets by $1,908,685. Also at June 30, 1999, the Company has a deficit in stockholders' equity of $1,944,715. The Company has sold its systems integration business as of May 1, 1999. Its remaining business is the licensing of its software products. Through June 30, 1999, there has been nominal license fee revenue generated from its software products. A vendor has filed suit to attempt to attach the Company's assets for the collection of a $2,200,000 liability. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Earnings Per Share

Net loss per share for the years ended June 30, 1999 and 1998, was computed on the basis of the weighted average number of common shares outstanding only, as shares subject to warrants and stock options would have an anti-dilutive effect. For the period ended June 30, 1997, the weighted average number of shares is based on 300 shares of 3Si being outstanding for five months and 39,248,424 shares of Tyrex being outstanding for one month. For the years ended December 31, 1996 and 1995, the weighted average number of shares outstanding is 300.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

As of June 30, 1999, the Company had a working capital deficit of approximately $1.9 million, and had negative working capital from operations of $2.4 million for the year then ended.

As of June 30, 1999, accounts payable balances owed to two vendors are approximately $650,000 and $2,200,000. The Company has made semi-monthly payments through September 28, 1999, totaling $90,000 on the $650,000 balance. This vendor has not taken any legal action to pursue collection. The vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payments as called for in the parties' written agreement. Counsel for 3SiH believes that it is too early to express an opinion as to whether the court will find the liability due at this time.

The Company has sold its computer selling and consulting business as of May 1, 1999. Its remaining business, KEWi.net (Internet-based customer support) has generated nominal revenue though June 30, 1999. The Kewi.net subsidiary received a net capital infusion of $535,000 during FY1999. The continuing operation of KEWi.net will require significant amounts of working capital.

The Company intends to use proceeds from the earn-out agreement associated with the May 1, 1999, sale to pay its major creditors. 3SiH was paid $802,167 of the purchase price at June 30, 1999. 3SiH will also be able to earn up to an additional $2,200,000 over a three-year period based upon the contingencies set forth in the agreement. The agreement provides for contingent payments to 3SiH of $325,000 when key contracts are renewed. The agreement also provides for contingent payments to 3SiH of 75% of the profits in excess of contract renewal payments from the sold business for the first year, and 50% of the profits in excess of contract renewal payments for the second and third years. In no event will the purchase price of the assets sold plus contingent payments exceed $3,000,000. Contract renewal payments of $302,167 were included in the amount received at June 30, 1999. Profits from the sold business have not exceeded $302,167 through September 28, 1999, and no additional contingent payments are due to 3SiH at September 28, 1999. There is currently no assurance as to when or if any contingent payments will be received.

3SiH is seeking to attract sponsors or investors to fund its continuing KEWi.net operations. There is no assurance that the Company will be able to raise these additional funds.

The Company currently has no line of credit facility in place.


Results of Operations

Status of Proprietary Software Development
During the FY1998, 3SiH completed its research and development on its first two proprietary software products - a contact management database program and an Internet-based customer support system (KEWi.net). Both programs operate via the Internet. The Company completed technological feasibility of the contact management database program in November 1997, and the KEWi.net system in January 1998. 3SiH incurred approximately $70,000 of research expense, and $239,000 of software development costs in FY1998.

KEWi.net was introduced into the marketplace in June, 1998. The contact management database program was deemed not to be commercially viable at that time.

3SiH completed technological feasibility on its two-way paging (wireless messaging) software in April 1999, and is working on its development through June 30, 1999. The Company is in the research stage for an upgrade of its KEWi.net software. 3SiH incurred approximately $13,000 of research expense and $11,000 of software development costs in FY1999.


Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Overview
The accompanying financial information for the year ended June 30, 1998, has been restated to correct an error in not recording all accounts payable at year-end. The effect of the restatement was to decrease net earnings for the year ended June 30, 1998, by $232,058 ($.00 per share).

During FY1999 3SiH exited out of the computer selling and consulting business. The Company sold its field services division just prior to FY1999. The Company assigned its government sales contract effective January 1, 1999, and sold the balance of its computer selling and consulting business as of May 1, 1999. Its remaining business is the KEWi.net system.

The current year loss is due to the decline in sales (as the Company exited out of the computer selling and consulting business) combined with declining margins. The Company incurred a net loss of $3,197,545 in FY1999 compared to net loss of $62,918 in FY1998.

Comparative Analysis
Net sales decreased approximately $12.9 million, or 44% from the previous year. This change is primarily the result of 3SiH exiting out of the computer selling and consulting business. The Company sold its field services division just prior to FY1999. The Company assigned its government sales contract effective January 1, 1999, and sold the balance of its computer selling and consulting business as of May 1, 1999. Product sales decreased approximately $10.1 million. Revenue from consulting and services (excluding the United States Postal Service ("USPS") sub-contract) decreased approximately $2.1 million. Revenues from the "USPS" sub-contract (which was part of the May 1, 1999, sale) decreased approximately $700,000. Software sales for 3SiH's remaining business (KEWi.net) are approximately $8,000 in FY1999.

Cost of goods sold in total decreased approximately $9.6 million or 39% from the prior year. 3SiH's gross profit percent on product sales dropped dramatically in FY1999. The gross profit on product sales dropped to 4.9% in FY 1999. This decrease is attributed to declining margins on commercial sales due primarily to stiff competition and extremely low margins on sales under its government contract. The direct costs of consulting and Internet security assessments approximately equaled the revenues due in part to customer dissatisfaction with these services.

Selling and administrative expenses decreased approximately $700,000 or 13% from the previous year. This decrease is due to $1.4 million in reductions in compensation costs as 3SiH exited out of the computer selling and consulting business. Other selling and administrative costs increased as the Company was unable to start reducing these costs until after the May 1, 1999, sale. Bad debts, depreciation, amortization, and lease costs associated with an unsuccessful conversion of the internal accounting system all increased from the prior year.

Interest expense increased as a result of increased use of the Company's revolving line of credit to finance its working capital needs.

At June 30, 1999, the Company had three employees, all associated with KEWi.net.



Results of Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997 (unaudited)

Overview
FY1998  was the  first  full year of  operations  of 3SiH  (formerly,  Tyrex Oil
Company) subsequent to the May 28, 1997, merger of Tyrex and 3Si, Inc. The Company realized a net loss of $62,918 for FY1998, versus a net loss of $297,816 for FY1997. The Company's decreased loss for FY1998 is attributable primarily to the significant increase in sales between the two years. The Company realized sales of approximately $29.4 million in FY1998 versus $20.3 million in the comparable period the year before.

Additionally, the loss incurred in FY1997 is attributable primarily due to the Company's investment in its Internet security startup business, which began in earnest in July 1996. The Internet security division lost approximately $324,000 in FY1997. The Company reduced its Internet security workforce in May 1998, due to the continuing losses, which the Internet security division produced. For the FY1998, the Internet security division had incurred losses of approximately $235,000. The services, which had been performed by the separate Internet security division, are now being performed by various consultants employed by the Company or subcontracted when necessary.

The Company also sold its field services division at June 30, 1998. The division had produced losses of approximately $133,000 in the FY1998. The Company sold the field services division to a reputable Denver organization specializing in the field services business for $12,500, and recognized a gain on the sale for FY1998.



Comparative Analysis
Sales increased approximately $9.1 million, or 45% from the previous year. This change is primarily the result of increased product sales and the USPS sub-contract. Product sales increased approximately $5.3 million due to the Company's implementation of its solution selling methodology and use of its recently developed contact management software within its sales force. The USPS sub-contract sales for the year increased approximately $2.2 million. The balance of the increase was in the Company's services sector predominantly in its integration services in relation to its product sales.

Gross margin on hardware sales decreased from 13.4% in FY1997 to 9.3% in FY1998 reflecting continuing competitive pressures on hardware sales.

At June 30, 1998, the Company had 123 employees, including 77 servicing the USPS sub-contract in Raleigh, NC versus having had 128 with 57 servicing the USPS sub-contract at June 30, 1997.



Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 (unaudited)

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



Comparative Analysis
Sales were approximately $10.0 million during the six months ended June 30, 1997. Total sales were up from the same period in the previous year by approximately $1.3 million or 14.4%. This change is primarily the result of the USPS sub-contract, which did not begin until May 1996; and, a decline in hardware sales between periods. The USPS sub-contract sales for the first six months of 1997 and 1996 were approximately $2.0 million and $400,000 respectively, accounting for an increase of approximately $1.6 million. The decline in hardware sales, which was approximately $300,000, was directly attributable to the three 3Si co-owners' attention in merger and financing activities. The co-owners' involvement was diverted from usual sales activities causing the lower hardware sales during the first six months of 1997 versus the first six months of 1996.

At June 30, 1997, the Company had 128 employees, including 57 servicing the USPS sub-contract in Raleigh, NC and three in Wyoming versus having had 84 in total at June 30, 1996, including 29 servicing the USPS sub-contract.

ITEM 11. EXECUTIVE COMPENSATION
         -----------------------

                           Summary Compensation Table
                                                                                          Long-Term
                                                                                         Compensation
                                                               Annual Compensation          Awards
                                        --------------------------------------------------------------

                                                                  Other Annual      SAR   Options
 Name and Principal Position     Year    Salary ($)    Bonus ($) Compensation(1)    (#)     (#) (2)
------------------------------------------------------------------------------------------------------
Frank W. Backes                  1999   $  110,000      ---          ---            ---       ---
President and Chief Executive    1998      110,000      ---          ---            ---       ---
Officer                          1997       37,500      ---          ---            ---    13,200

Frederick J. Slack               1999   $  110,000      ---          ---            ---       ---
Executive Vice President,        1998      110,000      ---          ---            ---       ---
                                 1997       37,500      ---          ---            ---    13,200

Felipe L. Valdez                 1999   $   91,667      ---          ---            ---       ---
Secretary                        1998      110,000      ---          ---            ---       ---
                                 1997       37,500      ---          ---            ---    13,200

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

Advances to officer/stockholders of $162,395 that were fully reserved and recorded as an expense as of June 30, 1999 are not considered compensation.

     Option/SAR Grants Table. There were no stock options granted to officers during the fiscal year ended June 30, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------
                  AND MANAGEMENT
                  --------------

         The following table sets forth the ownership of common stock by each officer and director of the Company and by all officers and directors as a group.

              Name and Address              Shares Beneficially   Percent
                                                   Owned(1)
     --------------------------------          --------------- ---------------
     Frank W. Backes                             9,387,777        27.7%
     6886 S. Yosemite Street
     Englewood, CO 80112
     --------------------------------          --------------- ---------------
     Frederick J. Slack                          9,387,777        27.7%
     6886 S. Yosemite Street
     Englewood, CO 80112
     --------------------------------          --------------- ---------------
     Felipe L. Valdez                            9,387,779        27.7%
     6886 S. Yosemite Street
     Englewood, CO 80112
     --------------------------------          --------------- ---------------
     Tom N. Richardson                             188,721     Less than 1.0%
     777 N. Overland Trail, #101
     Casper, WY 82601
     --------------------------------          --------------- ---------------
     Doris K. Backus                                53,570     Less than 1.0%
     777 N. Overland Trail, #101
     Casper, WY 82601
     --------------------------------          --------------- ---------------
     Directors and executive officers as a      28,405,624 (s)    83.5%
         group (including those named above)

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