Form 10-Q
period 1999-12-31
3SI HOLDINGS INC
filed 2000-02-14
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

{x} Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

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
                                           Yes        X            No
                                                   -------            -------


At February 1, 2000, 35,133,530 shares of the Registrant's $.01 par value common stock were outstanding.

                               3Si Holdings, Inc.

                                      Index



 Part I: Financial Information

          Item 1. Financial Statements

                   Accountants' Report                                         3

                   Consolidated Balance Sheets, at December 31, 1999
                   (unaudited) and June 30, 1999                               4

                   Consolidated Statements of Operations for the quarter
                   and six months ended December 31, 1999 and
                   1998 (Unaudited)                                            5

                   Consolidated Statements of Cash Flows for the six
                   months ended December 31, 1999 and
                   1998 (Unaudited)                                            6

                   Notes to Interim Consolidated Financial Statements
                   (Unaudited)                                                 7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8 - 9

 Part II: Other Information

          Item 6. Exhibits and Reports on Form 8-K                            10

          Signature                                                           10

         Board of Directors

         3Si Holdings, Inc.


         The accompanying consolidated balance sheets of 3Si Holdings, Inc. as of December 31, 1999, and the statements of operations and cash flows for the periods ended December 31, 1999 and 1998, were not audited by us, and, accordingly, we do not express an opinion on them.

         The balance sheet as of June 30, 1999, was audited by us and we expressed an unqualified opinion on it in our report dated September 28, 1999, but we have not performed any auditing procedures since that date.


                                               /s/ Balogh & Tjornehoj, LLP


         Denver, Colorado

         February 01, 2000

                               3Si Holdings, Inc.

                           Consolidated Balance Sheets

                                                December 31, 1999  June 30, 1999
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .....................   $   568,549    $ 1,372,293
     Accounts receivable - trade ...................          --          437,221
     Other current assets ..........................         1,769         11,000
                                                       -----------    -----------
         Total current assets ......................       570,318      1,820,514

PROPERTY AND EQUIPMENT AT COST
     Computer systems ..............................        34,448         28,575
     Less accumulated depreciation and amortization        (10,358)        (7,500)
                                                       -----------    -----------
         Net property and equipment ................        24,090         21,075

OTHER ASSETS
     Software development costs (net) ..............        46,852         42,827
     Other non-current assets ......................        24,861         50,000
                                                       -----------    -----------
         Total other assets ........................        71,713         92,827
                                                       -----------    -----------
Total assets .......................................   $   666,121    $ 1,934,416
                                                       ===========    ===========



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable - trade ......................   $ 2,606,836    $ 3,301,354
     Accrued liabilities ...........................       171,830        427,845
                                                       -----------    -----------
         Total current liabilities .................     2,778,666      3,729,199

MINORITY INTEREST ..................................        85,954        149,932

STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock ..................................       411,842        400,842
     Additional paid in capital ....................     2,907,196      2,773,536
     Accumulated (deficit) .........................    (3,660,184)    (3,261,740)
     Treasury stock ................................    (1,857,353)    (1,857,353)
                                                       -----------    -----------
         Total stockholders' (deficit) equity ......    (2,198,499)    (1,944,715)
                                                       -----------    -----------
Total liabilities and stockholders' (deficit) equity   $   666,121    $ 1,934,416
                                                       ===========    ===========

     See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Quarter Ended                Six Months Ended
                                                    December 31,                   December 31,
                                                1999            1998             1999           1998
                                           -------------    -------------   -------------   --------
Product sales ..........................   $       --      $  3,339,971    $       --      $  9,657,525
Consulting, service, and license fees ..         21,722       1,597,076          48,211       3,598,381
                                           ------------    ------------    ------------    ------------
     Net revenues ......................         21,722       4,937,047          48,211      13,255,906

Cost of products sold ..................           --         3,270,550            --         9,189,539
Contract labor and other costs .........         15,323       1,265,557          31,951       2,751,065
                                           ------------    ------------    ------------    ------------
     Total cost of revenues ............         15,323       4,536,107          31,951      11,940,604
                                           ------------    ------------    ------------    ------------

         Gross profit ..................          6,399         400,940          16,260       1,315,302

Selling and administrative expenses ....        166,879       1,785,707         379,864       2,716,573
                                           ------------    ------------    ------------    ------------

     (Loss) earnings from operations ...       (160,480)     (1,384,767)       (363,604)     (1,401,271)

Other income (expense)
     Interest income ...................          6,717           3,211          18,045           4,255
     Interest expense ..................        (64,771)        (48,866)       (127,942)       (119,527)
     Loss on disposition of assets .....           --          (283,097)           --          (283,097)
     Miscellaneous income ..............         11,079             124          11,079           4,378
                                           ------------    ------------    ------------    ------------
         Total other income (expense) ..        (46,975)       (328,628)        (98,818)       (393,991)
                                           ------------    ------------    ------------    ------------

     Net (loss) before minority interest       (207,455)     (1,713,395)       (462,422)     (1,795,262)

Minority interest ......................         36,078            --            63,978            --
                                           ------------    ------------    ------------    ------------

         (Loss) before income taxes ....       (171,377)     (1,713,395)       (398,444)     (1,795,262)

Income taxes____ .......................           --           (69,000)           --           (69,000)
                                           ------------    ------------    ------------    ------------

     Net (loss)_ .......................   $   (171,377)   $ (1,782,395)   $   (398,444)   $ (1,864,262)
                                           ============    ============    ============    ============

     (Loss) per common share ...........   $       --      $       (.05)   $       (.01)   $       (.05)
                                           ============    ============    ============    ============

Weighted average shares outstanding ....     35,133,530      33,934,298      34,643,313      33,946,955


     See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                                                              1999           1998
                                                          -----------    -----------
Operating activities
     Net (loss) ........................................  $  (398,444)   $(1,864,262)
     Reconciling adjustments
         Depreciation and amortization .................       18,858        114,104
         Reserve for stockholders' loan ................         --          130,344
         Stock option compensation .....................         --           52,726
         Net loss on disposition of assets .............         --          283,097
         Loss attributable to minority interest ........      (63,978)          --
         Change in operating assets and liabilities
              Accounts receivable ......................      386,517      1,374,946
              Inventory ................................         --          (14,411)
              Other assets .............................       90,074         37,441
              Accounts payable .........................     (640,134)       941,143
              Other liabilities ........................     (160,711)        99,027
              Deferred taxes ...........................         --           69,000
                                                          -----------    -----------
                 Total adjustments .....................     (369,374)     3,087,417
                                                          -----------    -----------

     Net cash (used for) provided by operating
       activities ......................................     (767,818)     1,223,155

Investing activities
     Purchases of equipment ............................       (5,873)      (167,523)
     Software development costs ........................      (20,025)          --
     Loans to stockholders .............................         --          (50,462)
                                                          -----------    -----------

     Net cash (used for) investing activities ..........      (25,898)      (217,985)

Financing activities
     Revolving line of credit, net .....................         --         (809,216)
     Payments on capital lease .........................         --          (39,079)
     Proceeds from exercise of stock options ...........       11,500           --
     Purchase of treasury shares .......................      (21,528)          --
                                                          -----------    -----------

     Net cash provided by financing activities .........      (10,028)      (848,295)
                                                          -----------    -----------

Net change in cash and cash equivalents ................     (803,744)       156,875

Cash and cash equivalents, beginning ...................    1,372,293         13,843
                                                          -----------    -----------

Cash and cash equivalents, ending ......................  $   568,549    $   170,718
                                                          ===========    ===========

Supplemental disclosures of cash flow information
     Interest paid .....................................  $   127,942    $   127,034
                                                          ===========    ===========

     Income tax paid ...................................  $      --      $    15,000
                                                          ===========    ===========

     See Note 3 related to non-cash consideration in settlement of litigation

     See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

               Notes to Interim Consolidated Financial Statements
                                December 31, 1999
                                   (Unaudited)

Note 1. Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. at December 31, 1999 and June 30, 1999, and the results of operations and cash flows for periods ended December 31, 1999, and December 31, 1998. The Notes to the Consolidated Financial Statements which are contained in the June 30, 1999, Form 10-K should be read in conjunction with these Interim Consolidated Financial Statements.

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

Accounts Payable
As of December 31, 1999, accounts payable balances owed to two vendors are approximately $360,000 and $2,200,000.

The Company has made payments to, and has performed services for, one of the vendors reducing the amount owed to approximately $360,000. This vendor has not taken any legal action to pursue collection.

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

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                                December 31, 1999

         Financial Condition

         At December 31, 1999, current liabilities exceed current assets by $2,208,348. Also at December 31, 1999, the Company has a deficit in stockholders' equity of $2,198,499. The Company has sold its systems integration business effective as of May 1, 1999. Its remaining business is the licensing of its software products. Through December 31, 1999, there has been nominal license fee revenue generated from its software products.

         As of December 31, 1999, accounts payable balances owed to two vendors are approximately $360,000 and $2,200,000. The Company has made semi-monthly payments to, and has performed services for, one of the vendors reducing the amount owed to approximately $360,000. This vendor has not taken any legal action to pursue collection. The vendor who is owed approximately $2,200,000 has filed suit to attempt to attach the Company's assets for the collection of that liability. 3SiH does not believe that this amount is due at this time so long as 3SiH is current on interest payments as called for in the parties' written agreement.

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

         Contract renewal payments of $302,000 were included in the amount received at June 30, 1999. Profits from the sold business have not exceeded $302,000 through December 31, 1999, and no additional contingent payments are due to 3SiH at December 31, 1999.

         The first $158,000 of additional contingent payments earned by 3SiH will be retained by the buyer to pay for compensated absences for former 3SiH employees. This amount is included under accrued liabilities in the December 31, 1999, balance sheet.

         Management is seeking to attract sponsors or investors to fund its continuing software sales and development operations. The Company intends to make additional payments to vendors as the contingent payments from the sale of its systems integration business are received. There is currently no assurance as to when or if any contingent payments will be received, or whether there will be sufficient funds to pay all creditors.

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                                December 31, 1999

         Results of Operations

         The Company reported a net loss of $398,444 for the six months ended December 31, 1999, while a net loss of $1,864,262 was reported for the six months ended December 31, 1998*.

         The operations for the period ended December 31, 1998, include the Company's systems integration business which was subsequently sold effective as of May 1, 1999. The operations for the period ended December 31, 1999, only include the remaining business of licensing its software products and revenue related to those products.

         Revenues for the three months and six months ended December 31, 1999, include $15,000 and $38,000, respectively, for consulting and services to one customer. This customer is also a 3SiH vendor, who is owed a net $360,000 at December 31, 1999. The revenues generated have reduced the amount owed to this vendor.

         The Company has four remaining employees as of December 31, 1999.

         Interest expense for the period ended December 31, 1999, represents payments to a vendor as called for in the parties' written agreements.

         *Restatement

         The statements of operations for the three months and six months ended December 31, 1998, have been restated to reflect adjustments of $1.9 million applicable to these periods. These adjustments were discovered in the fourth quarter of fiscal year June 30, 1999.

                               3Si Holdings, Inc.

                                Other Information
                                December 31, 1999

         Item 6. Exhibits and Reports on Form 8-K

(a)      Not applicable.

         (b) A Form 8-K was not required to be filed in the period covered by this report.


         Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     3Si Holdings, Inc.
                                                     (Registrant)

         Date:    February 1, 2000          By:     /s/ Frank Backes
                                               -------------------------
                                                    Frank Backes, CEO, CFO