Form 10-Q
period 2000-03-31
3SI HOLDINGS INC
filed 2000-05-15
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

{x} Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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
                                         Yes        X            No
                                                 -------            ------


At May 1, 2000, 41,593,667 shares of the Registrant's $.01 par value common stock were outstanding.

                               3Si Holdings, Inc.

                                      Index



 Part I: Financial Information

          Item 1. Financial Statements

                   Accountants' Report                                       3

                   Consolidated Balance Sheets, at March 31, 2000
                   (unaudited) and June 30, 1999                             4

                   Consolidated Statements of Operations for the quarter
                   and nine months ended March 31, 2000 and
                   1999 (Unaudited)                                          5

                   Consolidated Statements of Cash Flows for the nine
                   months ended March 31, 2000 and
                   1999 (Unaudited)                                          6

                   Notes to Interim Consolidated Financial Statements
                   (Unaudited)                                               7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8 - 9

 Part II: Other Information

          Item 1. Legal Proceedings                                         10

          Item 6. Exhibits and Reports on Form 8-K                          10

          Signature                                                         10

         Board of Directors

         3Si Holdings, Inc.


         The accompanying consolidated balance sheet of 3Si Holdings, Inc. as of March 31, 2000, and the statements of operations and cash flows for the periods ended March 31, 2000 and 1999, were not audited by us, and, accordingly, we do not express an opinion on them.

         The balance sheet as of June 30, 1999, was audited by us and we expressed an unqualified opinion on it in our report dated September 28, 1999, but we have not performed any auditing procedures since that date.


                                           /s/ Balogh & Tjornehoj, LLP


         Denver, Colorado

         May 1, 2000

                               3Si Holdings, Inc.

                           Consolidated Balance Sheets

                                                     March 31, 2000    June 30, 1999
                                                     --------------    -------------
                                                              (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $   410,677    $ 1,372,293
     Accounts receivable - trade                            55,554        437,221
     Other current assets                                   11,975         11,000
                                                       -----------    -----------
         Total current assets                              478,206      1,820,514

PROPERTY AND EQUIPMENT AT COST
     Computer systems                                       39,107         28,575
     Less accumulated depreciation and amortization        (11,787)        (7,500)
                                                       -----------    -----------
         Net property and equipment                         27,320         21,075

OTHER ASSETS
     Software development costs (net)                       34,583         42,827
     Other non-current assets                               51,216         50,000
                                                       -----------    -----------
         Total other assets                                 85,799         92,827
                                                       -----------    -----------
Total assets                                           $   591,325    $ 1,934,416
                                                       ===========    ===========




LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                          $   237,793    $ 3,301,354
     Accrued liabilities                                   175,866        427,845
                                                       -----------    -----------
         Total current liabilities                         413,659      3,729,199

MINORITY INTEREST                                           61,589        149,932

REDEEMABLE EQUITY SECURITIES                             2,211,048           --

STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock                                          411,842        400,842
     Additional paid in capital                          2,907,196      2,773,536
     Accumulated (deficit)                              (3,556,656)    (3,261,740)
     Treasury stock                                     (1,857,353)    (1,857,353)
                                                       -----------    -----------
         Total stockholders' (deficit) equity           (2,094,971)    (1,944,715)
                                                       -----------    -----------
Total liabilities and stockholders' (deficit) equity   $   591,325    $ 1,934,416
                                                       ===========    ===========

      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Quarter Ended                  Nine Months Ended
                                                    March 31,                        March 31,
                                             2000            1999            2000           1999
                                        ------------    ------------    ------------    ------------
Product sales                           $       --      $  3,932,025    $       --      $ 13,589,550
Consulting, service, and license fees         77,830       1,511,447         126,041       5,109,828
                                        ------------    ------------    ------------    ------------
     Net revenues                             77,830       5,443,472         126,041      18,699,378

Cost of products sold                           --         4,886,001            --        14,075,540
Contract labor and other costs                17,268       1,096,262          49,219       3,847,327
                                        ------------    ------------    ------------    ------------
     Total cost of revenues                   17,268       5,982,263          49,219      17,922,867
                                        ------------    ------------    ------------    ------------

         Gross profit                         60,562        (538,791)         76,822         776,511

Selling and administrative expenses          181,023         506,919         560,887       3,223,492
                                        ------------    ------------    ------------    ------------

     (Loss) earnings from operations        (120,461)     (1,045,710)       (484,065)     (2,446,981)

Other income (expense)
     Interest income                           2,931             500          20,976           4,755
     Interest expense                        (54,807)        (40,482)       (182,749)       (160,009)
     Loss on disposition of assets              --           (65,106)           --          (348,203)
     Miscellaneous income                    251,500            --           262,579           4,378
                                        ------------    ------------    ------------    ------------
         Total other income (expense)        199,624        (105,088)        100,806        (499,079)
                                        ------------    ------------    ------------    ------------

     Net earnings (loss) before
       minority interest                      79,163      (1,150,798)       (383,259)     (2,946,060)

Minority interest                             24,365            --            88,343            --
                                        ------------    ------------    ------------    ------------

         Earnings (loss) before
           income taxes                      103,528      (1,150,798)       (294,916)     (2,946,060)

Income taxes                                    --              --              --           (69,000)
                                        ------------    ------------    ------------    ------------

     Net earnings (loss)                $    103,528    $ (1,150,798)   $   (294,916)   $ (3,015,060)
                                        ============    ============    ============    ============

     (Loss) per common share            $       --      $       (.03)   $       (.01)   $       (.09)
                                        ============    ============    ============    ============

Weighted average shares outstanding       35,417,492      33,934,298      35,414,617      33,934,298

      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                                                                2000           1999
                                                            -----------    -----------
Operating activities
     Net (loss)                                             $  (294,916)   $(3,015,060)
     Reconciling adjustments
         Depreciation and amortization                           28,287        173,860
         Reserve for stockholders' loan                            --          146,279
         Stock option compensation                                 --           52,726
         Net loss on disposition of assets                         --          348,203
         Loss attributable to minority interest                 (88,343)          --
         Change in operating assets and liabilities
              Accounts receivable                               330,963        595,443
              Inventory                                            --           18,098
              Other assets                                       53,513        113,147
              Accounts payable                                 (798,129)     3,028,315
              Other liabilities                                (156,675)       250,780
              Deferred taxes                                       --           69,000
                                                            -----------    -----------
                 Total adjustments                             (630,384)     4,795,851
                                                            -----------    -----------

     Net cash (used for) provided by operating
       activities                                              (925,300)     1,780,791

Investing activities
     Purchases of equipment                                     (10,532)      (164,493)
     Software development costs                                 (15,756)          --
     Loans to stockholders                                         --          (66,397)
     Proceeds from assignment of government contracts              --          500,000
                                                            -----------    -----------

     Net cash (used for) provided by investing activities       (26,288)       269,110

Financing activities
     Revolving line of credit, net                                 --       (1,794,854)
     Payments on capital lease                                     --          (15,326)
     Proceeds from stock issuance                                11,500           --
     Purchase of treasury shares                                (21,528)          --
                                                            -----------    -----------

     Net cash (used for) financing activities                   (10,028)    (1,810,180)
                                                            -----------    -----------

Net change in cash and cash equivalents                        (961,616)       239,721

Cash and cash equivalents, beginning                          1,372,293         13,843
                                                            -----------    -----------

Cash and cash equivalents, ending                           $   410,677    $   253,564
                                                            ===========    ===========

Supplemental disclosures of cash flow information
     Interest paid                                          $   182,749    $   160,009
                                                            ===========    ===========

     Income tax paid                                        $      --      $    15,000
                                                            ===========    ===========

     See Note 3 related to non-cash consideration in settlement of litigation.

      See accompanying notes to interim consolidated financial statements.

                               3Si Holdings, Inc.

               Notes to Interim Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1. Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. at March 31, 2000 and June 30, 1999, and the results of operations and cash flows for periods ended March 31, 2000, and March 31, 1999. The Notes to the Consolidated Financial Statements which are contained in the June 30, 1999, Form 10-K should be read in conjunction with these Interim Consolidated Financial Statements.

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

Vendor Litigation
On March 16, 2000, the Company entered into a settlement agreement with a vendor, ("SAN"). SAN had filed suit to attempt to attach the Company's assets for the collection of its liability.

Under the terms of the settlement, the entire $2,211,048 liability has been converted into 6,460,137 shares of common stock. The Company has placed $50,000 in escrow to use in registering these SAN shares under certain future conditions.

The Company is paying a minimum of $53,511 per month to another vendor until a total of $535,105 has been paid from December 1, 1999 to September 1, 2000. Upon payment in full of the liability to this other vendor, the stock redemption provisions of the SAN settlement agreement will take effect.

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2000

         Vendor Litigation (continued)
         Under the stock redemption provisions of the SAN agreement, all future contingent payments from the May 1, 1999 sale of 3SiH's systems integration business will be used to redeem SAN's shares. In addition, 50% of all net earnings (excluding the aforementioned contingent payments) and 50% of any capital contributions or loans to 3SiH will be used to redeem SAN's shares.

         Redemptions made before September 28, 2000, will be redeemed at $.35 per share. Subsequent redemptions will be made at $.52 per share, or the then current market price, which ever is higher. At the point SAN has received $2,211,048, 3SiH will no longer be obligated to redeem SAN shares.

         Financial Condition
         At March 31, 2000, the Company had positive working capital. Current assets exceeded current liabilities by $64,547.

         As of December 31, 1999, accounts payable balances owed to two vendors were approximately $360,000 and $2,200,000. The Company has made semi-monthly payments to, and has performed services for, one of the vendors reducing the amount owed to approximately $188,000. The vendor who was owed approximately $2,200,000 has accepted redeemable common stock in satisfaction of that liability.

         Management believes that with its improved financial position and new sources of revenue, there is no longer doubt about the Company's ability to continue as a going concern.

         3SiH sold its systems integration business on May 1, 1999. The agreement provides for contingent payments to 3SiH of 75% of the profits in excess of contract renewal payments from the sold business for the first year, and 50% of the profits in excess of contract renewal payments for the second and third years. Profits from the sold business have not exceeded contract renewal payments through March 31, 2000, and no contingent payments are due to 3SiH at March 31, 2000. The first $158,000 of these contingent payments earned by 3SiH will be retained by the buyer to pay for compensated absences for former 3SiH employees. This amount is included under accrued liabilities in the March 31, 2000, balance sheet.

         Results of Operations
         The Company has sold its systems integration business effective as of May 1, 1999. Its remaining business is the licensing of its software products and related services.

                               3Si Holdings, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2000

         Results of Operations (continued)
         The Company reported a net loss of $294,916 for the nine months ended March 31, 2000, while a net loss of $3,015,060 was reported for the nine months ended March 31, 1999*.

         The operations for the period ended March 31, 1999, include the Company's systems integration business which was subsequently sold effective as of May 1, 1999. The operations for the period ended March 31, 2000, only include the remaining business of licensing its software products and revenue related to those products.

         The Company reported net earnings of $103,528 for the three months ended March 31, 2000. Miscellaneous income for this period includes a $250,000 payment from the purchaser of the systems integration business. Receipt of this payment was contingent upon the renewal of a key contract.

         On March 15, 2000 the Company's subsidiary entered into a $700,000 one-year contract to manage the day-to-day development, training and data conversion for the Qwest Cyber.Solutions website. Revenues of $50,000 have been earned under this contract during the three months ended March 31, 2000.

         Revenues for the three months and nine months ended March 31, 2000, include $16,000 and $54,000, respectively, for consulting and services to one customer. This customer is also a 3SiH vendor, who is owed a net $188,000 at March 31, 2000. The revenues generated have reduced the amount owed to this vendor.

         The Company has five employees as of March 31, 2000.

         Interest expense for the period ended March 31, 2000, represents payments to a vendor as called for in the parties' written agreement. These payments ended as of March 16, 2000, with the settlement of the vendor's debt.



         *Restatement

                The statements of operations for the three months and nine months ended March 31, 1999, have been restated to reflect adjustments of $1.7 million applicable to these periods. These adjustments were discovered in the fourth quarter of fiscal year June 30, 1999.

                                3Si Holdings, Inc.

                                Other Information
                                 March 31, 2000

         Item 1. Legal Proceedings

                  On March 16, 2000, the Company entered into a settlement agreement with a vendor, ("SAN"). SAN had filed suit to attempt to attach the Company's assets for the collection of its liability. Under the terms of the settlement, the entire $2,211,048 liability has been converted into 6,460,137 shares of redeemable common stock.


         Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Each exhibit identified below is filed as a part of this report.

                  EXHIBIT
                  NUMBER                             DESCRIPTION

2000-1                                      Storage  Area   Network   settlement
                                            agreement. Incorporated by reference
                                            to the March 23, 2000 Form 8-K.

         (b)      Reports on Form 8-K

                  3Si Holdings, Inc. filed a current report on Form 8-K, dated March 23, 2000, disclosing the Storage Area Network settlement agreement and announcing the Qwest Cyber.Solutions contract.


         Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     3Si Holdings, Inc.
                                                     (Registrant)

         Date:    May 1, 2000                        By: /s/ Frank Backes
                                                     Frank Backes, CEO, CFO