Form 10KSB
period 2000-06-30
3SI HOLDINGS INC
filed 2000-10-13
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE
30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

             COMMISSION FILE NUMBER: 000-09358

                      3 Si HOLDINGS, INC.
    (Exact name of registrant as specified in its charter)

              Wyoming                                    83-0245581
(State or jurisdiction of  incorporation              I.R.S. Employer
             or organization)                       Identification No.)

     6886 South Yosemite Street, Englewood, Colorado            80112
     (Address of Principal Executive Offices)               (Zip Code)

            Registrant's telephone number:  (303)749-0210

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 30, 2000: common stock, par value $0.001 per share -- $1,057,284. As of July 30, 2000, the Registrant had 41,541,467 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes
No    X   .

                           TABLE OF CONTENTS

PART I.
                                                                 PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                    3

ITEM 2.  DESCRIPTION OF PROPERTY                                   10

ITEM 3.  LEGAL PROCEEDINGS                                         10

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS       10

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           10

ITEM 6.  PLAN OF OPERATION                                         11

ITEM 7.  FINANCIAL STATEMENTS                                      22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    22

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                 22

ITEM 10.  EXECUTIVE COMPENSATION                                   24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         26

SIGNATURES                                                         27

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

3Si Holdings, Inc., a Wyoming corporation ("Registrant") has developed and deployed Internet-based solutions to help businesses excel in the delivery of customer support through technologies that allow ease of distribution.

The Registrant is comprised of two entities: KEWi.net, Inc. ("KEWi"), a Colorado corporation, with 69% owned by the Registrant, which was formed to provide Internet-based knowledge management, community portal and support capabilities, commonly known as iSupport. 3Si, Inc. ("3Si"), a Colorado corporation and wholly-owned subsidiary of the C, serves as a master reseller and Application Service Provider (ASP) for the Registrant KEWi family of products. 3Si Holdings, Inc. is a Wyoming corporation formed in 1979. The Registrant's principal executive offices are located at 6886 South Yosemite St., Englewood, Colorado 80112; the telephone number is (303) 749-0210.

Business of the Registrant.

(a)  Registrant Overview.

Through its KEWi family of products, the Registrant and its subsidiaries are in the unique position to enhance and expand the way users create, manage and exchange information as they participate and compete in the global marketplace. The Registrant's mission is to refine and provide the technology to capture the knowledge base and experience of the user, empower the user to deliver this information in a meaningful way through the Internet to audiences, and do so whenever and wherever needed, in a simple, streamlined process. The KEWi family of products is suited for any business organization, internal or independent, that must communicate different messages to different audiences expediently through the Internet.

(b)  Industry Background.

As more and more businesses compete using the Internet as a tool, it becomes increasingly critical to retain existing customers. Businesses can be very selective in choosing software solutions that are available from a growing number of companies competing for the online customer support market.

With over 90 million people accessing the Internet today, and estimates of an additional 1 million new Internet users per month, clearly the Internet provides an ideal vehicle for manufacturers and service providers. Companies and organizations of all sizes are looking to technology to provide business-rich applications for their customers to access 24 hours a day, 7 days a week. The Internet has emerged as the premier method of delivery.

Explosive growth and countless new technologies have characterized support applications in recent years. Now, users are in search of ways to maximize and streamline their online experience. The challenge resides in providing a robust application that can meet the demands of many concurrent users and can be distributed geographically around the world.

According to Boston-based AMR Research, Inc., a highly respected industry trend-spotting source, Internet-based support strategies ". . . are becoming the hub of many companies' marketing strategies." AMR predicts that the total Customer Relations Management (CRM) will jump to $16.8 billion by 2003 from $2.3 billion in 1998.

Datamonitor expects this market to grow from $150 million in 1998 to $2 billion by 2003. While new technologies may reduce the manpower costs, they often increase technical development expenses. Exceptional customer service is what time and again makes the difference between loyal customers and abandoned shopping carts and businesses are in search of new and more efficient ways to offer that customer service.

Global dependence on the Internet has exploded in sufficient volume for the type of applications needed to bring about a natural, logical redefinition of business communication and distribution. By the year 2000, according to Forrester Research Inc., a leading independent research firm that analyzes the future of technology change and its impact on businesses, consumers and society, Internet-based call center solutions may reduce labor costs by 43 percent as compared to an estimated labor cost increase of 3 percent without Internet-based solutions.

Organizational Infrastructure Support Market

Information Technology ("IT") groups comprise the organizational infrastructure support market. Internal support issues range from supporting desktop and shared hardware, third party software applications, corporate information systems, corporate networks and central data center functions. IT departments, regardless of size of audience or organization served, are becoming overwhelmed by the proliferation of services and personnel required to support internal infrastructures. Rather than having to support more hardware and/or software, the IT industry is seeking more efficient ways to manage the information and data they are tasked to coordinate and distribute to a variety of audiences (including associates, vendors and customers). They are seeking to place as much power into the hands of the end user as possible.

Proprietary Product Support Market

The proprietary product support market is characterized as an end-user customer support function. External support markets include product support, installation/configuration support, account information, and call center management.

Gartner Group, a world leader in providing business technology research, consumer and market intelligence, consulting, conferences and decision-making tools, estimates that revenues from software applications including sales management, telesales, and customer service solutions, will grow from $900 million in 1997 to $4 billion in 2002 (an annual growth rate of 35 percent). Proprietary software products provide a clear value-add to computer hardware manufacturers, which has led to the current trend of major tier-1 manufacturers aggressively seeking value-added partners with industry specific products and services. Looking specifically at the help-desk market, IDC, a global leader in providing technology intelligence, industry analysis, market data, and strategic and tactical guidance to the builders, providers and users of information technology, has estimated that this market will grow to approximately $2.5 billion in the year 2000 and $3.5 billion by the year 2002.

Person-to-Person Internet Support Market

Frustrated by long wait times on phone support lines, users in increasing numbers are migrating to a more convenient and diverse form of help: newsgroups. Person-to-person "chat" and unregulated Internet newsgroups define this market. For almost any topic imaginable, a user can ask questions and get information from others registered in the newsgroup. Newsgroups are one of the most useful, information-rich parts of the Internet. They are also the most unpredictable and can be unreliable.

Unlike typical help desk environments where a user has interaction with a single phone support person, a newsgroup allows interactions with many people each with their own skill set, expertise and perspective. For that reason, some groups are officially sponsored; others are not. Microsoft has gone as far as to certify and compensate some independent support engineers to monitor and provide quality support to certain newsgroup forums.

The Paging Market

More data is sent over the paging infrastructure than by all other forms of mobile data communications combined. Today, the paging industry is making a move that will change the way the public thinks about paging and impact the way people communicate for years to come. The advent of two-way paging technology will open an entirely new arena for the development and expansion of wireless messaging. The term "paging" as it is used today will practically become obsolete.

One out of every seven people will carry a wireless device by the year 2000, which translates into nearly 70 million subscribers. Demand for word messaging is growing at twice the rate of numeric paging. Demand for wide-area coverage is growing at twice the rate as local coverage. Nearly 75 percent of United States professionals now spend more than 20 percent of their time away from the office. There are more than 600 wireless messaging companies operating in the United States, of which the top 30 companies constitute 95 percent of the business.

(c)  Strategy.

The KEWi family of products has been designed to provide maximum distribution, ease of use, accessibility, immediate response time, scalability, and a rapid development cycle. Through the integration of the KEWi family of products and services, a complete web presence can be created and deployed in less time for less money and less manpower, and can offer more functionality than can more traditional approaches.

The Registrant's strategy is to continue to expand the KEWi family of products and includes the following key points:

Leverage technical expertise in software support over the Internet. The Registrant has designed its products to provide immediate access support to Internet-based customers and to provide a self-help knowledge management solutions.

Expand product offering to a broader customer base. By partnering with companies to market the Registrant's products to government agencies and companies with large distribution channels, the Registrant intends to increase the Registrant's penetration into the Internet-based support market. The agreements with Qwest Cyber.Solutions, Mobilitylink, and SMI
International are examples of this strategy.

Utilize network of two-way wireless messaging. We intend to integrate business applications with a two-way paging system.

(d)  Products And Services.

Each product in the KEWi family can be sold independently, distributed through an ASP model, or integrated with the others to provide a complete Internet business strategy:

Knowledge Management

Customer Support (iSupport)

Wireless Device Management

Crack The Books

Comprehensive integration of these components results in a capability labeled Internet Management for the Enterprise.

Knowledge Management

The term "at the speed of business" has taken on a new meaning in this world of instantaneous communication. Those with access to knowledge in real time have a distinct competitive advantage. KEWi's knowledge management capability captures knowledge at the source of expertise allowing controlled distribution and access
by anyone, anywhere, and at anytime.   KEWi's search capability
is a unique combination of natural language, key words, proprietary algorithms, and techniques allowing each customer to define their own language.

Each business uses a unique language to communicate with customers and employees. KEWi's Knowledge Management has the ability to incorporate the unique language of each business to provide fast, reliable information and answers to user requests. KEWi thus becomes a system capable of providing information at the speed of thought.

Customer Support

The Internet has opened the door to a new dimension in delivering customer support. Customers today expect and demand to have access to information, answers and support 24 hours a day, 7 days a week. KEWi integrates capabilities directly targeted at meeting and, in many cases, exceeding these customer expectations. Unlike other customer support products on the market, KEWi has been designed from the ground up to be delivered over the Internet and through wireless devices. The most inefficient use of call centers resources is the "status call." Requests for status information on the resolution of a previous inquiry can be as high as 15 percent to 20 percent of the total call volume. KEWi has a call status feature allowing the customer to access status information instantaneously from the Internet.

Wireless Paging Management

With a two-way pager and KEWi's Wireless Paging Management, an organization can easily and conveniently manage and track critical pager communications interfacing business applications with a nationwide paging network. Immediate benefits include:

Maximizing support personnel productivity

Confirmation that the page was received and when

Sending and managing pages through a browser interface

Allocation of support personnel dynamically

Interaction with business applications through a pager

Greater control of paging expenses

Wireless Paging Management allows a user's business application(s) to interact electronically with a paging network. The service includes two primary interfaces (a) a 3Si developed generic application interface that allows communication between the customer network and the 3Si service; and (b) a site-specific interface that passes two-way paging data to the business application. The site-specific interface may be developed by 3Si or other systems integrator as is deemed most appropriate. Two-way paging management allows users to increase customer satisfaction and reduce overall support costs.

CrackThe BooksT

CrackTheBooksT is a scheduling and support service for schools and other similarly-run organizations. It facilitates and streamlines sharing of knowledge and support to students, their families, and other user groups. Some of the information shared through CrackTheBooksT is homework, testing schedules, sporting events, questions for teachers, daily cafeteria menus, practice schedules and many other options.

Internet Management for the Enterprise

Internet Management for the Enterprise comprehensively integrates all the components in the KEWi family of support products, providing the following capabilities: search engine, portal management, access control, content filtering, content creation and management, press releases, news articles, product and services information, sales tools, careers and job postings, self-help knowledge, sales lead routing, customer support system, and integration with business applications.

(e)  Sales And Marketing.

The KEWi suite of Internet-based customer support products is based on three fundamental philosophies:

capturing the creation of knowledge at the source;

aggregating that knowledge; and

controlled and systematic distribution through the Internet and wireless devices.

3Si Application Service Provider

In this subscription-based environment, the customer is billed monthly for access to the KEWi service. All of the software, hardware and networking systems are maintained from the Registrant's data center. This business model has the advantage of minimal startup expense time and does not require any expertise from the customer. Currently over 500 customers access KEWi products and services through the ASP business model. These users include SMI International, Evolving Systems and Cable Labs.

Customer Installed

KEWi software and hardware may also be implemented directly on the customer's network. The software is licensed to customers and an annual maintenance fee is charged for software support and updates. The KEWi family of products can be deployed in both Intranet and Internet environments. Currently, Qwest Cyber.Solutions uses KEWi technology as the infrastructure behind their new corporate web site. The United States Air Force has selected KEWi as a problem and status tracking tool for the support of satellites.

Rebranding and Distribution

Rebranding of KEWi products and services will produce the most dramatic impact on gaining market share. This distribution model is an ideal model for companies that would like to get into the web services and knowledge delivery market quickly and efficiently. The "Powered by KEWi" branding will generate recurring revenue for the Registrant through royalty licensing.

A Joint Marketing and Warrant Agreement between KEWi.net and Qwest Cyber.Solutions ("QCS") has been signed with the goal of developing a QCS branded suite of KEWi-based products. In addition to rebranding the KEWi products and services, SMI International has exclusive rights to the sale of KEWi to the United States government market. MobilityLink is in the process of creating a rebranded version of the KEWi products and services.

Wireless Paging Management

Wireless Paging Management has the ability to generate revenue by developing customer specific business application interface, sale of the pager devices, reselling the paging service, and service fees for access through the KEWi data center to the wireless paging network.

(f)  Strategic Alliances.

KEWi.net is at a crossroads in company growth. As the Registrant identifies qualified individuals with the skills, expertise and vision to expand the organization, it relies on several significant partnerships to guide us along the way as the Registrant transitions from utilizing outsourcing to building a solid infrastructure. At this time, KEWi's wireless product interfaces with SkyTelr network. The Registrant has also signed a technology alliance agreement with Weblink Wirelessr to integrate business applications and has agreements with Mobilitylink, SMI International and Qwest Cyber.Solutions.

In August 1999, the Registrant partnered with SMI International ("SMI"), a Colorado Springs-based management group (formerly Space Mark Inc.), by signing a Master Reseller Agreement. The agreement gives SMI exclusive rights to market KEWi.net products to all local, state and federal government agencies in the United States, including the State of Alaska, as well as all government and commercial customers in Australia, New Zealand.

(g)  Competition

With the proliferation of Internet-based customer support systems, the competition, at first glance, may look intimidating. For the most part, these companies have done a terrific job of raising money and creating a presence in the financial markets. However, the products are focused primarily on a small segment of the overall requirements. Most of the Internet-based support products require the purchase of new servers, related software and integration services in order to deploy the system over the Internet.

The Registrant believes there are significant opportunities for differentiation of the KEWi products and services due to its focus on the entire enterprise: knowledge management, distribution and support requirements. Competitors in this market are: Silknet, Ask Jeeves, Inc., Brightware, and Motive.

Employees.

As of September 15, 2000, the Registrant had six employees, 5 of whom are in the area of sales and marketing and software development and customer service, and 1 of whom is in administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

From May 1, 1999 to June 30, 2000, the Registrant was provided a small amount of space at its Englewood location by the purchaser of its systems integration business. The Registrant currently has no agreement for the continued use of this space. The Registrant believes that its facilities are adequate for the present level of business during the remainder of fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's Shares are traded in the Over-the-Counter Bulletin Board (symbol "TSIH"), having commenced trading on January 2, 1987 (on September 16, 1998, the name of the Registrant was changed from Tyrex Oil Company). The range of closing bid prices shown below is as reported by this market.
The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended on June 30, 2000


                                            High           Low

Quarter Ended September 30, 1999            0.20           0.10
Quarter Ended December 31, 1999             0.18           0.07
Quarter Ended March 31, 2000                0.94           0.12
Quarter Ended June 30, 2000                 0.50           0.19

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 1999

                                            High           Low

Quarter Ended September 30, 1998            0.41           0.06
Quarter Ended December 31, 1998             0.31           0.15
Quarter Ended March 31, 1999                0.31           0.19
Quarter Ended June 30, 1999                 0.25           0.12

Holders of Common Equity.

As of July 30, 2000, there were approximately 1,700 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Financial Condition.

(a)  General.

As of June 30, 2000, the Registrant had a working capital deficit of approximately $138,000, and had negative working capital from operations of $784,000 for the year then ended. The overall decreases in both current assets and liabilities reflect the down-sizing of the Registrant subsequent to the May 1999 sale of the systems integration business.

(b)  Vendor Settlements.

As of June 30, 1999, accounts payable balances owed to two vendors were approximately $650,000 and $2,200,000. The Registrant has made payments throughout the current year, and made the final payment on the $650,000 balance as of August 2000. A settlement was reached with the other vendor, Storage Area Network ("SAN"), whereby SAN received 6,460,137 shares ("the SAN Shares") of the Registrant's common stock and the liability was discharged. The SAN shares will be subject to redemption at a predetermined price under the following terms. All contingent proceeds received after August 2000, from the May 1999 sale of the systems integration business will be used to redeem the SAN shares. In addition, the Registrant will use 50% of any capital investment or loans, and 50% of net income, realized after August 2000, to redeem SAN shares. At the point SAN has received redemption payment totaling $2,200,000, the Registrant will have the right, but not the obligation, to continue purchasing the SAN Shares.

(c)  Contingent Sales Proceeds.

The agreement for the May 1999, sale of the systems integration business provides for contingent payments to the Registrant of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April 2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002).

Contract renewal payments of $302,000 and $250,000 were received in June 1999 and March 2000, respectively. Profits from the sold business have not exceeded $552,000 through April 2000 and no additional contingent payments are due to the Registrant through April 2000.

The final contract renewal payment of $75,000 was received by the Registrant in August 2000. The Registrant will share in 50% of the profits in excess of $75,000 for the year ended April 2000. The first $158,000 of additional contingent payments earned by the Registrant will be retained by the buyer to pay for compensated absences for former 3SI employees.

(d)  Credit Facilities.

The Registrant currently has no line of credit facility in place. The provision in the SAN settlement agreement, requiring that 50% of loan proceeds will be used to redeem the SAN shares, may impact the Registrant's ability to obtain additional short-term financing.

(e)  Financial Condition Summary.

All trade payables are current as of June 30, 2000, with the exception of the one significant vendor balance, which was paid off in August 2000. The working capital deficit has been reduced substantially, down to $138,000 at June 30, 2000. This $138,000 deficit includes $158,000 of accrued compensation payable that is being deferred, and is anticipated to be offset against additional contingent sales proceeds. The Registrant can now move forward without the debt burdens of the prior years.

Management believes that, with the agreements in place to provide services to customers for FY 2001, (see discussion below) it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations.

(a)  Overview

In May 1999, 3Si sold its computer reseller, consulting, and government sales divisions for the purpose of focusing its efforts on the marketing, sales, and integration of KEWi.net products.

The Registrant's principal services provided during FY 2000 were web site development using the KEWi.net products, and the licensing of the KEWi.net Internet-based customer support system.

The Registrant has also entered into an agreement to develop and maintain a web site for a large Colorado corporation. Revenues of $80,000 under this agreement were reported in FY 2000. Completion of the first two phases of this project, and all of the training, would provide $545,000 of revenue during FY 2001.

The Registrant has also entered into an agreement to maintain and operate the Internet-based customer support system for FY 2001, for the entity that owns the 26% minority interest in KEWi. The $129,600 fee for the annual agreement was received in July 2000.

(b)  Year Ended June 30, 2000 with Comparison to Year Ended June
30, 1999

The operations reported for FY 1999 included net revenues and net loss attributable to both the Registrant's new KEWi product focus and the systems integration business that was sold in May 1999 as follows:

                               Old Systems     New KEWi
                               Integration     Products
                               Business        Focus         Total
                              (000's)         (000's)       (000's)

Net revenues                   $ 16,445       $       33    $ 16,478
Cost of operations               18,527              630      19,157
(Loss) from operations           (2,082)            (597)     (2,679)

Other                              (454)               4        (450)

Net loss before taxes            (2,536)            (593)     (3,129)
Income tax                          (69)               -         (69)

Net loss                       $ (2,605)      $     (593)   $ (3,198)

The FY 2000 loss is $444,742.  The FY 1999 loss (exclusive of the
$2,605,000 from the systems integration business) was $593,000.
This $593,000 FY 1999 loss represented two months of operations under the Registrant's new focus.

The operations reported for FY 2000 reflect the Registrant's new focus, with $104,000 of revenues from consulting and services related to the KEWi.net products. The FY 2000 operations also reported $28,000 of revenues from the licensing of the KEWi.net Internet-based customer support system. Revenues of $33,000 were reported related to the KEWi.net products in FY 1999. Operating costs (exclusive of the systems integration business) have been significantly reduced in FY 2000. Operating costs (cost of revenue and selling and administrative expense) of $795,000 were reported for FY 2000. Operating costs (exclusive of the systems integration business) of $630,000 were reported for FY 1999.
This included only two months of operations in FY 1999 under its new KEWi.net products focus. Compensation costs of $371,000 are reflected in the FY 2000 results of operations. A significant portion of the Registrant's FY 2000 compensation costs was related to non-billable functions. The technical staff devoted significant time to research, its "Crack-the-Books" promotional software, and the unsuccessful development of paging system software. A significant portion of management's time during FY 2000 was also diverted from revenue producing functions to legal issues that are now settled.

Legal expenses of $86,000, related to the settlement of two lawsuits against the Registrant, are also reflected in the FY 2000 results of operations. Interest expense of $183,000 was incurred and paid to SAN in FY 2000 prior to the settlement agreement reached on the $2.2 million debt owed by the Registrant. The Registrant's only debt subject to interest at June 30, 2000, is a $17,000 capital lease.

The FY 2000 operations include a $27,000 write-off of paging system software and $32,000 amortization of other software development costs. All capitalized software has been fully amortized at June 30, 2000.

(c)  Year Ended June 30, 1999 with Comparison to Year Ended June
30, 1998

During FY 1999 the Registrant exited out of the computer selling and consulting business. The Registrant sold its field services division just prior to FY 1999. The Registrant assigned its government sales contract effective January 1, 1999, and sold the balance of its computer selling and consulting business as of May 1, 1999.

The FY 1999 loss is due to the decline in sales (as the Registrant exited out of the computer selling and consulting business) combined with declining margins. The Registrant incurred a net loss of $3,197,545 in FY 1999 compared to a net loss of $62,918 in FY 1998.

Net sales decreased approximately $12.9 million, or 44.0% in FY 1999 compared to FY 1998. This change is primarily the result of the Registrant exiting out of the computer selling and consulting business. Revenue from consulting and services (excluding the United States Postal Service ("USPS") sub-contract) decreased approximately $2.1 million. Revenues from the "USPS" sub-contract (which was part of the May 1, 1999 sale) decreased approximately $700,000. Revenues from the licensing of the KEWi.net Internet-based customer support system were approximately $8,000 in FY 1999.

Cost of goods sold in total decreased approximately $9.6 million or 39% in FY 1999 compared to FY 1998. The Registrant's gross profit percent on product sales dropped dramatically in FY 1999. The gross profit on product sales dropped to 4.9% in FY 1999. This decrease is attributed to declining margins on commercial sales due primarily to stiff competition and extremely low margins on sales under its government contract. The direct costs of consulting and Internet security assessments approximately equaled the revenues due in part to customer dissatisfaction with these services.

(d)  Year Ended June 30, 1999 with Comparison to Year Ended June
30, 1998

Selling and administrative expenses decreased approximately $700,000 or 13% in FY 1999 compared to FY 1998. This decrease is due to $1.4 million in reductions in compensation costs as the Registrant exited out of the computer selling and consulting business. Other selling and administrative costs increased, as the Registrant was unable to start reducing these costs until after the May 1, 1999, sale. Bad debts, depreciation, amortization, and lease costs associated with an unsuccessful conversion of the internal accounting system all increased in FY 1999 compared to FY 1998.

Interest expense increased as a result of increased use of the Registrant's revolving line of credit to finance its working capital needs.

Risk Factors.

The Registrant recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where KEWi, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Registrant will be able to capture and maintain enough market share to compete successfully in the future. The Registrant sees the following risk factors associated with the business of the
Registrant:

(a)  Product Development.

There can be no assurance that the company will generate significant revenues in the future from it developed products; and there can be no assurance that the company will operate at a profitable level. If the company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the company's business will not succeed. In such event, investors in the shares of common stock of the Registrant may lose their entire investment.

As a result of the fixed nature of many of the company's expenses, the company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of the company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the company's business, operations and financial condition.

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient cash flow to continue its operations for an indefinite period at the current level without requiring additional financing. However, the Registrant will need to raise additional capital in the next six months, through debt or equity, to implement fully implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate or if cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

(c)  Registrant Only Has Limited Assets.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

(d)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with ownership interests to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(e)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 64% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(f)  Limitations on Liability, and Indemnification, of
Directors and Officers.

The articles of incorporation of the Registrant provide for indemnification of officers and directors of the Registrant. In addition, the Wyoming Business Corporation Act provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions.
Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(g)  Potential Conflicts of Interest Involving Management.

Currently, the officers and directors of the Registrant devote 100% of their time to the business of the Registrant. However, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(h)  Product distribution and market acceptance.

The Registrant has developed a subscription-based distribution model for our proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models. This model has not yet been proven within the target market.

(i)  Changing Technologies.

The Registrant's business is subject to changes in technology and new service introductions. Accordingly, the Registrant's ability to compete will be depend upon its ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

(j)  Acceptance And Effectiveness Of Internet Electronic
Commerce.

The Registrant's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both the Registrant's retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, the Registrant's results of operations could be adversely affected.

(k)  Competition In Internet Commerce.

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both the Registrant's retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(l)  Unreliability Of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(m)  Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks.
Any breach in the Registrant's security could cause interruptions in the operation of the Registrant's website and have an adverse effect on the Registrant's business.

(n)  Governmental Regulation Of The Internet.

The Registrant is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specificlaly directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and informatino security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way the Registrant does business or could create uncertainty in the marketplace. This could reduce demand for the Registrant's services or increase the delivery costs, or could otherwise harm our business. In addition, goods to users worldwide, foreign jurisdictions may claim that the Registrant is required to comply with their laws. In some jurisdictions, the Registrant will be required to collect value-added taxes on the Registrant's fees. Our failure to comply with foreign laws could subject it to penalties ranging from fines to bans on the Registrant's ability to offer its services.

(o)  Influence of Other External Factors on Prospects for
Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(p)  No Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(q)  Absence of Cash Dividends

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(r)  Limited Public Market for Registrant's Securities.
There has been only a limited public market for the shares of common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electronic commerce, and Internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, investors in the Registrant may not be able to liquidate an investment in the shares readily, or at all.

(s) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

There has been only a limited public market for the
common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(t)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(u) Shares Eligible For Future Sale.

All of the 26,623,057 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(v)  Uncertainty Due to Year 2000 Problem.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of customers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended June 30, 2000, and for the year ended
June 30, 1999 are presented in a separate section of this report following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

(a)  Frank W. Backes, President/Chief Executive Officer/Director.

Mr. Backes, age 39, was appointed President and Chief
Executive Officer of 3Si Holdings, Inc. in June 1999. Mr. Backes previously served as Executive Vice President and Chief
Technologist of 3Si since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment
Corporation.  Mr. Backes also serves as a Director of 3Si
Holdings, Inc.

(b)  Frederick J. Slack, Executive Vice President/Director.

Mr. Slack, age 45, was appointed Executive Vice President in
June 1999 of KEWi.net and is responsible for sales and marketing. From 1993 to June 1999, he served as President and Chief Executive Officer of 3Si. Prior to joining 3Si in 1993, Mr. Slack served as project manager for government customers at Digital Equipment Corporation. Mr. Slack also serves as a Director of 3Si Holdings, Inc.

(c)  Felipe L. Valdez, Secretary/Director.

Felipe L. Valdez, 47, was appointed Secretary of 3Si
Holdings, Inc. in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of 3Si. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of 3Si Holdings, Inc.

(d)  Tom N. Richardson, Director.

Mr. Richardson, age 50, has served as a Director of 3Si
Holdings, Inc. since July 1986. Mr. Richardson has been an independent oil operator since December 1997. From March 1994 to December 1997, he served as President and Chief Financial Officer of Tyrex Oil Co. Mr. Richardson joined Tyrex Oil Co. in 1980 as Land Manager.

(e)  Doris K. Backus, Director.

Doris K. Backus, 46, has served as a Director of 3Si
Holdings, Inc. since December 1991.  She previously served as
Secretary of the Registrant and was employed by the Registrant from 1983 to 1999.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 3 with respect to the fiscal year ended June 30, 2000 and subsequently, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table


                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs (2)
                     ($)     ($)     ($)(1)  ($)     (#)       ($)     ($)

Frank W.    2000   $114,800   0       0       0       0         0       0
Backes,     1999   $110,000   0       0       0       0         0       0
President/  1998   $110,000   0       0       0       0         0       0
CEO

Frederick   2000   $110,000   0       0       0       0         0       0
J. Slack,   1999   $110,000   0       0       0       0         0       0
Ex. Vice    1998   $110,000   0       0       0       0         0       0
President

Felipe L.   2000   $  4,230   0       0       0       0         0       0
Valdez,     1999   $ 91,667   0       0       0       0         0       0
Secretary   1998   $110,000   0       0       0       0         0       0

(1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

(2) 3Si was a subchapter S corporation prior to its acquisition by Tyrex. Amounts indicated are distributions to the three officers of 3Si named above, made to them in their capacities as shareholders.

(3) Advances to officers/stockholders of $162,395 that were fully reserved and recorded as an expense as of June 30, 1999, are not considered compensation.

(4) There were no stock options granted to officers or directors during the fiscal year ended June 30, 2000.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of July 30, 2000 (41,541,467 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Felipe L. Valdez,                 8,970,545         21.59%
Stock         6886 South Yosemite Street
              Englewood, Colorado 80112

Common        Frederick J. Slack                8,932,444         21.50%
Stock         6886 South Yosemite Street
              Englewood, Colorado 80112

Common        Frank W. Backes                   8,477,777         20.41%
Stock         6886 South Yosemite Street
              Englewood, Colorado 80112

Common        Storage Area Network             6,460,137          15.51%
Stock         10691 East Tomich Drive
              Franktown, Colorado 80116

Common        Tom Richardson                     188,721           0.45%
Stock         777 North Overland Trail, #101
              Casper, Wyoming 82601

Common        Doris K. Backus,                    53,570           0.13%
Stock         777 North Overland Trail, #101
              Casper, Wyoming 82601

Common        Shares of all directors and     26,623,057          64.09%
Stock         executive officers
              as a group (5 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of the Registrant's last fiscal year, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

Amounts due from the Registrant stockholders are $162,395 at June 30, 2000 and 1999, respectively. Due to the uncollateralized nature of these receivables and the going concern consideration, the June 30, 1999 balance of $162,395 has been fully reserved and recorded as an expense.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements and Schedules                       Page

Report of Independent Auditor                                       28

Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999   29

Consolidated Statements of Operations for the years
ended June 30, 2000, June 30, 1999, and June 30, 1998               31

Consolidated Statements of Stockholders' Equity for the years
ended June 30, 2000, June 30, 1999, and June 30, 1998               32

Consolidated Statements of Cash Flows for the years
ended June 30, 2000, June 30, 1999, and June 30, 1998               33

Notes to Consolidated Financial Statements                          35

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    3Si Holdings, Inc.


Dated: October 12, 2000             By: /s/ Frank W. Backes
                                    Frank W. Backes
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                    Date

/s/ Frank W. Backes     President/Chief Executive    October 12, 2000
Frank W. Backes         Officer/Director

/s/ Frederick J. Slack  Executive Vice President/    October 12, 2000
Frederick J. Slack      Director

/s/  Felipe L. Valdez   Secretary/Treasurer          October 12, 2000
Felipe L. Valdez        (principal financial and
                        accounting officer)/Director

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
3Si Holdings, Inc.

We have audited the accompanying consolidated balance sheets of 3Si Holdings, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended June 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that the Company plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2000, current liabilities exceed current assets by $138,282.
Also at June 30, 2000, the Company had a deficit in stockholders' equity of $2,255,186. These factors, discussed at Note R, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
September 15, 2000
Denver, Colorado

                         3SI HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                                       June 30
                                                  2000         1999
Current Assets
 Cash and cash equivalents (Note B)               $137,698      $1,372,293
 Accounts receivable - trade (Note D)                54,605        437,221
 Other current assets                                 1,216         11,000
 Total current assets                               193,519      1,820,514

Property and Equipment at Cost (Notes B And G)
Computer systems and software                        82,647         28,575
Accumulated depreciation and amortization           (15,217)        (7,500)
Net equipment                                        67,430         21,075

Other Assets
Software development costs (Notes B and K)                -         42,827
Deposit                                                   -         50,000
Escrow account (Note G)                              50,000              -
Total other assets                                   50,000         92,827

Total assets                                       $310,949     $1,934,416

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Current portion of long-term debt (Note G)        $   7,622     $        -
Accounts payable - trade (Note G)                   157,075      3,301,354
Customer deposits                                     9,396              -
Accrued liabilities (Notes F and G)                 157,708        427,845
Total current liabilities                           331,801      3,729,199

Non-Current Liabilities
Long-term debt (Note G)                              17,264              -

Commitments and Contingencies (Note G)                    -              -

Minority Interest (Note I)                            6,022        149,932

Common Stock Subject To Redemption (Notes B
and G) 6,460,137 shares issued at June 30, 2000   2,211,048              -

Stockholders' (Deficit) (Note J)
Common stock - authorized 50,000,000
shares of $.01 par value; 41,756,467 issued
at June 30, 2000; 40,084,156 issued at
June 30, 1999                                       417,565        400,842

Additional paid-in capital                        3,282,963      2,773,536

Accumulated (deficit)                            (3,706,482)    (3,261,740)

Treasury stock at cost - 215,000 shares at
June 30, 2000, and 6,050,626 shares at
June 30, 1999                                       (38,184)    (1,857,353)
Common stock subject to redemption               (2,211,048)             -
Total stockholders' (deficit)                    (2,255,186)    (1,944,715)

Total liabilities and stockholders' (deficit)    $  310,949     $1,934,416

The accompanying notes are an integral part of these statement

                            3Si HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended June 30,                     2000          1999        1998

Product sales                           $       -     $10,741,248 $20,816,550
Consulting and other service revenue      131,708       5,737,080   8,567,957

Net revenues                              131,708      16,478,328  29,384,507

Cost of revenues                          172,293      14,729,567  24,267,452

Gross profit                              (40,585)      1,748,761   5,117,055

Selling and administrative expenses       622,400       4,428,157   5,138,499

(Loss) from operations                   (662,985)     (2,679,396)    (21,444)

Other income (expense)
Miscellaneous income                        33,665         19,021      74,815
Settlement of litigation (Note G)                -       (224,688)          -
Interest expense                          (182,749)      (230,424)   (180,124)
Net gain (loss) on disposition of
assets (Note P)                            223,417        (71,867)      9,835

Total other income (expense)                74,333       (507,958)    (95,474)

Net (loss) before minority interest       (588,652)    (3,187,354)   (116,918)

Minority interest (Note I)                 143,910         58,809           -

Net (loss) before income taxes            (444,742)    (3,128,545)   (116,918)

Income tax (expense) benefit (Note L)            -        (69,000)     54,000

Net (loss)                                (444,742)    (3,197,545)    (62,918)

Basic and diluted (loss) per common share
Net (loss)                                   $(.01)         $(.09)       $nil

Weighted average shares outstanding
(Note B)                                36,553,493     33,944,332  36,571,766

The accompanying notes are an integral part of these statement

                        3Si HOLDINGS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 #                 Add'l    Accumu    Trea   Common   Total
                 Common   Common   Paid In  lated     sury   Stock    Stock
                 Shares   Stock    Capital  (Deficit) Stock  Subject  holders
                                                             To       (Deficit)
                                                             Redemp   Equity
                                                             Tion

Balance
June 30, 1997    39,293,424 392,934 2,322,902 (1,277) (5,987)      -  2,708,572

Merger costs              -       -    (8,278)     -       -       -     (8,278)
Exercise of
options at $.14
per share           469,000   4,690    60,970      -       -       -     65,660
Shares acquired
in self-tender;
6,005,626 at $.30
per share (net of
offering costs of
$49,678)                  -       -         -      - (1,851,366)   - (1,851,366)
Shares issued for
compensation at $.03
per share           222,500   2,225     4,450      -          -    -      6,675
Net loss for the
year ended
June 30, 1998 -
Restated                  -       -         - (62,918)        -    -    (62,918)

Balance
June 30, 1998    39,984,924  399,849 2,380,044 (64,195) (1,857,353)-    858,345

Shares issued
for services at
$.16 per share       99,232      993    14,507       -           - -     15,500
Stock option
grants and
revisions                 -        -    52,726       -           -  -    52,726
Minority interest
proceeds in excess
of carrying value         -        -   326,259       -           -  -   326,259
Net loss for the
year ended
June 30, 1999             -        -         - (3,197,545)      -  - (3,197,545)

Balance
June 30, 1999  40,084,156  400,842 2,773,536 (3,261,740) (1,857,353)-(1,944,715)

Shares
reacquired;
60,000 at
$.186 per
share                   -       -         -           -     (11,169)-   (11,169)
Shares
reacquired;
110,000 at
$.191 per
share                   -       -         -           -     (21,028)-   (21,028)
Common stock
subject to
redemption;
6,460,137
shares issued
in
settlement
of litigation
net of
6,005,626
shares from
treasury         454,511    4,545   355,137          -   1,851,366 (2,211,048) -
Exercise of
options at
$.10 per
share            117,800    1,178    10,602         -            -     -  11,780
Shares
issued in
settlement
of
litigation
(Note G)      1,100,000    11,000   143,688        -            -     -  154,688
Net loss
for the
year ended
June 30, 2000         -         -         -  (444,742)         -     - (444,742)

Balance
June 30,
2000    41,756,467 417,565 3,282,963 (3,706,482) (38,184) (2,211,048)(2,255,186)

See Note G related to 6,460,137 shares of common stock, subject to redemption, which are presented separately from stockholders' deficit on the balance sheet.

The accompanying notes are an integral part of these statement

                           3Si HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                     2000         1999         1998

Operating activities:
Net (loss)                           (444,742)     (3,197,545)   (62,918)

Reconciling adjustments:
Depreciation and amortization          39,717         228,242    161,498
Software impairment                         -          57,400          -
(Recovery of) provision for doubtful
accounts                              (11,169)        272,615    106,435
Reserve for stockholders' loans
(Note M)                                    -         162,395          -
Stock option compensation                   -          52,726          -
Net (gain) loss on disposition of
assets (Note P)                      (223,417)         71,867     (9,835)
Loss attributable to minority
Interest                             (143,910)        (58,809)         -
Stock issued for services                   -          15,500      6,675

Changes in operating assets
and liabilities:
Accounts receivable                   382,616       5,432,554  (2,917,257)
Inventory                                   -          18,098     417,733
Other assets                           59,784          51,403     (62,841)
Accounts payable and accrued
Liabilities                        (1,039,718)       (451,298)    976,751
Income tax payable                          -         (15,000)     15,000
Deferred taxes                              -          69,000     (69,000)

Total adjustments                    (936,097)      5,906,693  (1,374,841)

Net cash (used for) provided by
operating activities               (1,380,839)      2,709,148  (1,437,759)

Investing activities:
Proceeds from sale of assets          250,000         802,167      12,500
Proceeds from assignment of
government contracts                        -         500,000           -
Purchases of equipment                (26,949)       (215,263)   (243,075)
Software development costs            (15,756)        (10,827)   (239,082)
Loans to stockholders                       -         (82,513)    (77,020)
Cost of merger                              -               -      (8,278)
Escrow account                        (50,000)              -           -

Net cash provided by (used for)
investing activities                  157,295         993,564    (554,955)

Financing activities:
(Payments on) note payable                  -      (2,858,337) (1,264,271)
Revolving line of credit, net               -               -   2,858,337
Payments on notes payable and
capital lease                          (1,803)        (20,925)    (20,948)
Proceeds from exercise of options
(Note J)                               11,780               -      65,660
Minority interest investment
(Note I)	                                -         535,000           -
Purchase of treasury stock            (21,028)              -  (1,851,366)

Net cash (used for) financing
activities                            (11,051)     (2,344,262)   (212,588)

Net change in cash and cash
Equivalents                        (1,234,595)      1,358,450  (2,205,302)

Cash and cash equivalents at
beginning of period                 1,372,293          13,843   2,219,145

Cash and cash equivalents at
end of period                         137,698       1,372,293      13,843

Summary of noncash investing and financing activity:

3Si sold substantially all of its assets effective as of May 1, 1999 (See Note P).

The Company issued 1,100,000 shares of its common stock to settle litigation with a leasing company in the year ended June 30, 2000
(See Note G).

The Company issued 6,460,137 shares of its common stock, subject to redemption, in settlement of a liability to a vendor (See Note G).

The Company reacquired 60,000 shares of its common stock in satisfaction of an obligation from a former employee.

The Company also entered into a capital lease agreement in the year ended June 30, 2000 (See Note G).

Interest paid           $  182,749     $  230,424     $ 180,124
Income tax paid         $        -     $   15,000     $       -

The accompanying notes are an integral part of these statement

                        3Si HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

3Si, Inc.

3Si, Inc. ("3Si") was incorporated in Colorado in 1979. 3Si is a wholly owned subsidiary of 3Si Holdings, Inc., a publicly traded company ("TSIH" or the "Company"), with a controlling ownership in KEWi.net, Inc. In May 1999, 3Si sold its interest in its computer reseller, consulting, and government sales divisions (See Note P) for the purpose of focusing its efforts on the marketing, sales, and integration of KEWi.net products. 3Si is an integration partner and master reseller for KEWi.net.

3Si focuses on the sales, marketing, integration and distribution of KEWi.net products. While KEWi.net focuses its efforts on the development of Internet-based customer support products, 3Si specializes in the business application of these products.

3Si's principal services provided during the year ended June 30, 2000, were web site development using the KEWi.net products, and the licensing of the KEWi.net Internet-based customer support system. The principal markets for 3Si's services are large corporations located in Colorado.

The corporate offices are located in Englewood, Colorado.

KEWi.net, Inc.

KEWi.net, Inc. ("KEWi") was incorporated as a TSIH subsidiary in Colorado in February 1999. TSIH owns 69% of the outstanding common stock of KEWi as of June 30, 2000 and 1999.

Principals of Consolidation

The accounts of 3Si and KEWi are consolidated into the TSIH financial statements. All intercompany balances and transactions have been eliminated. A minority interest is presented in the TSIH financial statements for the 31% interest of KEWi not owned by TSIH (See Note I).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prior Period Adjustments

The accompanying financial statements for the year ended June 30, 1998, have been restated to correct an error in not recording all accounts payable at that date. The effect of the restatement was to decrease net earnings for the year ended June 30, 1998, by $232,058 ($.00 per share). The 1998 current income tax effect of this correction was offset by an increase in the 1998 deferred tax valuation allowance.

Business Segments

The Company operated in only one business segment as a systems integrator until May 1999. Subsequently TSIH operated in only one business segment related to its KEWi.net products. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States. See Note O for information on major customers.

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

Depreciation and amortization expense is as follows:

Year ended     Equipment         Software
               and Capital       Development
               Leases            Costs                Goodwill

6/30/98        $   130,248       $       -            $   31,250
6/30/99        $   112,800       $  89,400            $   26,042
6/30/00        $     7,717       $  32,000            $        -

Revenue Recognition

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. The criteria applicable to web site development include determinability of the amount of revenue, measuring progress-to-completion, and probability of collection. Maintenance and support revenues are recognized ratably over the term of the related agreements. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. The KEWi software is licensed to the user on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Advertising Costs

Advertising costs are charged to operations as incurred.
Advertising expense is as follows:

Year ended

6/30/98        $  58,000
6/30/99        $  38,000
6/30/00        $   1,000

(Loss) Earnings Per Share

The basic (loss) earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS, if any, reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock that then shared in the earnings.

Net loss per share for the years ended June 30, 2000, 1999, and 1998, was computed on the basis of the weighted average number of common shares outstanding, which includes common stock subject to redemption. Shares subject to warrants and stock options would have an anti-dilutive effect.

Fair Value of Financial Instruments

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                   2000                  1999
                            Carrying     Fair     Carrying     Fair
                            Amount       Value    Amount       Value

Cash and cash equivalents   $137,698     $137,698 $1,372,293   $1,372,293

Capital lease obligations    (24,886)     (24,886)         -            -

The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities.
The carrying amounts approximate fair value.

Statements of Financial Accounting Standards ("SFAS") No. 133, 137, and 138, "Accounting for Derivative Instruments and Hedging Activities" will become effective during the year ended June 30, 2001. These statements require that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The new standards are expected to have no effect on the financial statements of TSIH. The Company currently has no derivative instruments, and does not expect to engage in hedging activities.

Computer Software Costs Developed For Internal Use Only

Expenditures related to the Company's acquisition and implementation of a new information management software were capitalized as computer systems during the years ended June 30, 1999 and 1998, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs as of June 30, 1998, included $187,514 paid to outside consultants and $35,301 of internal costs.

Long-Lived Assets Including Software Costs

Software costs are subject to impairment evaluation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The information management software was never placed in service, and a loss of $222,815 was reported for the year ended June 30, 1999 (See Note P).

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

Common Stock Subject to Redemption

Common stock subject to redemption (See Note G) is presented separately from stockholders' deficit since the Company does not control the redemption. These securities are initially recorded at their fair value. No accretion to the redemption amount is recorded at the balance sheet date, since the date of future redemptions is not determinable at this time. Future redemptions for consideration that exceeds the carrying amount of the security will be treated as a reduction of income applicable to common shareholders.

NOTE C - BUSINESS COMBINATIONS

3Si executed a License and Royalty Agreement in 1993 with former stockholders of 3Si. Under the terms of the agreement, 3Si was obligated to pay 1.5% of the gross revenues as a royalty expense to the former stockholders through July 1999. As part of a merger in May 1997, the Company satisfied this royalty agreement with a payment of $625,000. The buy out of this agreement was recorded as goodwill and was being amortized using the straight-line method over twenty years, until April 30, 1999. Upon the sale of substantially all assets of 3Si effective May 1, 1999 (See Note A), the remaining $565,104 balance of goodwill (which was associated with the systems integration business) was written off and grouped with other income (expense) (See Note P).

NOTE D - ACCOUNTS RECEIVABLE

The detail of accounts receivable is as follows:

                                              2000           1999
Trade receivables                             $ 54,605       $437,221
Allowance for doubtful accounts                                     -
Net                                           $ 54,605       $437,221

NOTE E - SHORT-TERM BORROWING

The Company used a revolving line of credit facility with a financial institution from September 1997 to June 1999. The weighted average interest rate on the credit facility for the years ended June 30, 1999 and 1998 was 10.28% and 9.82% respectively.

The weighted average interest rate on vendor debt (Note G) was 11.75% for both years ended June 30, 2000 and 1999.

NOTE F - ACCRUED LIABILITIES

3Si entered into commitments for monthly lease and training payments related to a new information management software system (See Note B). The software was never placed in service. The future commitments through September 2000 of $95,108 were reported as an accrued liability as of June 30, 1999, and a loss recorded. These lease and training commitments were paid off early during the year ended June 30, 2000.

The detail of accrued liabilities is as follows:

                                               2000           1999

Legal settlement (Note G)                     $      -         $224,688
Compensation (Note G)                          157,708          103,323
Loss on software lease commitments                   -           95,108
Other                                                -            4,726

Total                                         $157,708         $427,845

NOTE G - COMMITMENTS AND CONTINGENCIES

Leases

The Company had operating leases for office space in Englewood and Colorado Springs, Colorado and Albuquerque, New Mexico until May 1, 1999. The rent expense was net of sublease income for the Englewood office. From May 1, 1999 to June 30, 2000, the Company was provided a small amount of space at its Englewood location by the purchaser of its systems integration business. TSIH currently has no agreement for the continued use of this space.

                                        Net Rent       Sublease
Year ended                              Expense        Income

6/30/98                                 $114,000       $87,000
6/30/99                                 $ 98,000       $63,500
6/30/00                                 $ 14,000       $     -

During 1995, 3Si acquired $120,332 of furniture and fixtures under a capital lease. Accumulated amortization was $62,172 at June 30, 1998. The capital lease was assumed by the purchaser of substantially all assets of 3Si (See Note A). The Company has a contingent liability for the $45,363 of minimum lease payments through October 2000 should the purchaser fail to make the required lease payments. Management currently believes the Company will incur no liability for these payments; however, the ultimate outcome of this matter cannot be determined at this time.

In June 2000, 3Si acquired $27,123 of computer equipment under a capital lease. The equipment was not placed in service until July 2000.

                                                     2000       1999
Minimum capital lease payments of $901
per month through April 2003; net of
deferred interest $5,760 at June 30, 2000            $24,886    $  -

Less current portion                                   7,622       -
Long-term debt                                       $17,264    $  -

Long-term debt matures as follows:
Second year                                          $ 8,835
Third year                                             8,429
Subsequent years                                           -

Long-term debt                                       $17,264

Self-Insured Medical Program

3Si adopted a self-insured medical program for its employees and their dependents in 1998. The Company was liable for annual medical expenses up to $35,000 for each individual. The Plan was discontinued upon the sale of substantially all assets of 3Si (See Note A). No significant future liability is anticipated.

Litigation - Leasing Company

During the year ended June 30, 1999, a leasing company filed suit against 3Si to recover damages under a government lease agreement. A settlement was reached in September 1999. 3Si paid the plaintiffs $75,000, and issued 1,100,000 shares of TSIH restricted common stock (valued at $154,688, the remaining amount of debt) to the plaintiffs during the year ended June 30, 2000. The $224,688 combined amount of settlement (which is net of the $5,000 value of inventory recovered) was accrued as a loss at June 30, 1999.

Litigation - Vendor / Common Stock Subject to Redemption

A vendor, Storage Area Network ("SAN"), who was owed $2,211,048 at June 30, 1999, had filed suit to attempt to attach the Company's assets for the collection of that liability. A settlement agreement was reached in March 2000. SAN received 6,460,137 shares ("the SAN shares") of TSIH common stock, and the liability to SAN was discharged. No gain or loss was recorded upon this settlement.

After 3Si pays off another vendor in August 2000, the SAN shares will be subject to redemption under the following terms. All subsequent contingent receipts from the May 1999 sale of the systems integration business (See Contingent Sales Proceeds below) will be used to redeem the SAN shares. In addition, TSIH will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem SAN shares. For redemption payments through September 2000, the SAN shares shall be transferred back to TSIH at $.35 per share. For subsequent redemption payments, the SAN shares shall be transferred back to TSIH at $.52 per share, or the then current market price, whichever is higher. At the point SAN has received redemption payment totaling $2,211,048, TSIH will have the right, but not the obligation, to continue purchasing the SAN shares.

A $50,000 escrow account was established by TSIH under the settlement agreement for TSIH to use to cover the expenses of registering the SAN shares during the year ended June 30, 2001.

Interest expense of $182,749 and $19,603 for the years ended June
30, 2000 and 1999, respectively, was incurred and paid to SAN prior to the settlement.

Contingent Sales Proceeds

3Si received $500,000 for asset sales, and $302,167 contract renewal payment, upon the sale of its systems integration business effective as of May 1, 1999. 3Si will also be able to earn up to an additional $2,198,000 over a three-year period based upon the contingencies set forth in the agreement. The agreement provided for additional contingent payments to 3Si of $325,000 when key contracts were renewed. A contract renewal payment of $250,000 was received in March 2000 (See Note P), and a contract renewal payment of $75,000 was received in September 2000. The $75,000 payment will be recorded as revenue in the year ended June 30, 2001.

The asset purchase agreement also provided for contingent payments to 3Si of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business did not exceed contract renewal payments of $552,167 through April 2000, and no additional contingent payments are due to 3Si at this time. There is currently no assurance as to when or if any contingent payments will be earned.

The first $157,708 of additional contingent payments earned by 3Si will be retained by the buyer to pay for compensated absences for former 3Si employees. This amount is included under accrued liabilities in the June 30, 2000 balance sheet.

Other Commitments

See Note I related to commitment for additional ownership interest in KEWi.

NOTE H - PROFIT SHARING PLAN

3Si established a 401(k) profit-sharing plan during 1995. The Company contributions were at the discretion of the Board of Directors. The plan was discontinued as of May 1999. For the years ended June 30, 1999 and 1998, no Company contributions were made to the plan.

NOTE I - MINORITY INTEREST

TSIH owns a 69% interest in KEWi.net, Inc. (See Note A) summarized as follows:

                                                    2000        1999

Minority interest beginning of year                 $149,932    $      -
Net proceeds from sale of stock in KEWi
subsidiary attributable to minority interest               -     208,741
(Loss) attributable to minority interest            (143,910)    (58,809)

Minority interest end of year                       $  6,022    $149,932

KEWi raised $535,000 (net of expenses) through a private offering for 26% of KEWi's common stock during the year ended June 30, 1999. Net proceeds, in excess of TSIH's carrying value of the interest sold, of $326,259 were accounted for as additional paid in capital in the consolidated balance sheet. KEWi also issued 5% of its common stock to an entity that assisted in the private offering. As of June 30, 2000 and 1999, TSIH owns 69% of the outstanding common stock of KEWi.

TSIH has agreed to give an additional 5% ownership interest in KEWi to a consulting firm if KEWi sales and earnings in the years ended March 2000, 2001 or 2002 meet certain goals. No additional ownership interest has been earned through June 30, 2000. If additional ownership interests in the KEWi subsidiary are subsequently issued, they will be accounted for as an operating expense and additional minority interest.

In connection with a web-site development agreement, KEWi has granted its customer the irrevocable right for ten years to acquire 211,212 common shares of KEWi stock (10% of the current shares outstanding) at $1.89 per share.

NOTE J - STOCK OPTIONS AND WARRANTS

Tyrex Stock Option Plan

TSIH had a previous option plan for former employees (the "Tyrex
Plan"). Changes in the status of options outstanding under the Tyrex Plan for the year ended June 30, 1998, were as follows:

End of period, June 30, 1997          469,000
Granted                                     -
Terminated                                  -
Exercised                            (469,000)

End of period, June 30, 1998                -
Option price                        $     .14

TSIH Stock Option Plan

On June 18, 1998, the TSIH stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of TSIH's common stock. No options were granted prior to June 30, 1998. The options vested over a period of four years except 1,345,000 shares granted during the year ended June 30, 1999, which vested immediately upon grant to two officers of TSIH.

Upon the sale of substantially all assets of the Company (See
Note A), a) the exercise period for terminated employees became one year from date of termination, and b) the options held by terminated employees became 100% vested.

                                             # Shares       Exercise
                                             Under Option   Price*

End of period, June 30, 1998                            -   $      -
Granted                                         1,910,100       .125
Forfeited                                        (647,600)      .125
Exercised                                               -          -

End of period, June 30, 1999                    1,262,500       .125
Granted                                         1,000,000       .128
Forfeited                                      (1,045,700)      .131
Exercised                                        (117,800)      .100

End of period, June 30, 2000
(all exercisable)                               1,099,000       .126

Option price                                $  .10 - $  .156
* weighted average

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

Compensation cost charged to operations was $0 and $52,726 for the years ended June 30, 2000 and 1999, respectively. No additional compensation cost was recorded during the year ended
June 30 1999, related to the change in terms for the options upon the sale of substantially all assets of the Company.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss would have increased as follows:

                                          2000        1999         1998
Net (loss)
As reported                               $(444,742)  $(3,197,545) $(62,918)

Pro forma                                  (495,328)   (3,246,683)  (62,918)

Basic and diluted (loss) per share
As reported                                    (.01)         (.09)        -

Pro forma                                      (.01)         (.10)        -

The weighted average fair value of options granted during the years ended June 30, 2000 and 1999, is $.125 and $.149 respectively.

The fair value of each option granted is estimated on the date of the grant or modification of the plan terms using the Black
Scholes model. The following assumptions were made in estimating fair value:

Assumption                     2000         1999

Dividend yield                    0%          0%
Risk-free interest rate           6%          6%
Expected life               3 years       1 year
Expected volatility          212.63%      94.09%

Warrants

On May 28, 1997, TSIH granted warrants to purchase 750,000 shares of the Company's common stock at a price of $.30 per share.
These warrants became exercisable 90 days after May 28, 1997, and were effective until August 27, 1999.

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

No compensation expense has been recognized related to warrants.
All warrants have expired unexercised as of June 30, 2000.

NOTE K - RESEARCH AND DEVELOPMENT/SOFTWARE DEVELOPMENT COSTS

During the year ended June 30, 1998, 3Si conducted research and development on its first two proprietary software products - a contact management data base program and automated help desk services. Both programs operate via the Internet. During the years ended June 30, 2000 and 1999, KEWi conducted research and development on an upgraded version of its automated help desk services software and a new paging software system.

The contact management database program was deemed not to be commercially viable and capitalized costs were written off as a loss during the year ended June 30, 1999. The original paging software system was deemed to be inadequate and written off as a loss in the year ended June 30, 2000. (See Note P).

As of June 30, 1999, the automated help desk services software was deemed to be impaired and written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such asset, exceeded their carrying value by $57,400. An impairment loss of that amount (included in selling and administrative expenses) was charged to operations in the year ended June 30, 1999.

Software Development Costs

                                 2000       1999

Beginning of year                $42,827    $239,082
Costs capitalized                 15,756      10,827
                                  58,583     249,909

Contact management
database loss                          -     (60,282)
Paging system loss               (26,583)          -
                                  32,000     189,627

Amortization                     (32,000)    (89,400)
Net cost before impairment             -     100,227
Impairment                             -     (57,400)
End of year                     $      -    $ 42,827

Research Costs Expensed

Year Ended

6/30/98      $ 70,000
6/30/99        13,000
6/30/00        19,000

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

The 1999 distribution of assets to KEWi was accomplished in a tax-free transaction.

KEWi is excluded from the filing of a consolidated income tax return. Net operating loss carryforwards are available at June
30, 2000, expiring as follows:

                                  TSIH/3Si            KEWi

                2012              $  111,000           $      -
                2013                 509,000                  -
                2019               1,886,000            109,000
                2020                 196,000            420,000

                                  $2,702,000           $529,000

The Company's deferred tax assets and liabilities are comprised of the following:

                                                    2000        1999
Non-current:
Tax benefit of net operating loss carryforward      $1,130,000  $  954,000
Deferral of tax deduction for goodwill                 197,000     209,000
Acceleration of tax deductions for software costs            -     (16,000)
Other                                                  120,000     136,000
                                                     1,447,000   1,283,000

Valuation allowance                                 (1,447,000) (1,283,000)
Net non-current                                              -           -
Net deferred tax assets                             $        -  $        -

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforward and reversal of timing differences. Valuation allowances of $1,447,000 and $1,283,000 are provided at June 30, 2000 and 1999 respectively, for the benefits which the Company may not be able to use.

The provision for income taxes consists of the following:

                                           2000        1999       1998

Current expense                            $     -     $     -    $ 15,000
Deferred expense (credit)                        -      69,000     (69,000)
Income tax expense (benefit)               $     -     $69,000    $(54,000)

Reconciliation of income taxes to Federal statutory rates is as follows:

                                           2000        1999        1998

Income taxes (benefit) at statutory rates  $(151,000)  $(1,064,000)$(40,000)
Non-deductible expenses                            -             -   11,000
Minimum tax                                        -             -   15,000
State taxes and other                        (13,000)     (111,000)  (4,000)
Valuation allowance                          164,000     1,244,000  (36,000)
Income tax expense (benefit)               $       -     $  69,000 $(54,000)

NOTE M - RELATED PARTY TRANSACTIONS

Amounts due to TSIH from TSIH stockholders are $162,395 at June 30, 2000 and 1999. Due to the uncollateralized nature of these receivables and the going concern considerations at June 1999, the $162,395 balance was fully reserved and recorded as an expense during the year ended June 30, 1999.
See Note R also.

NOTE N - DISCONTINUED OPERATIONS

The sale of substantially all assets effective as of May 1, 1999, is not considered the discontinuation of a business segment.

NOTE O - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

With the sale of its systems integration business effective as of May 1, 1999 (See Note A), 3Si also transferred its agreement to provide information systems support to the U.S. Postal Service
(USPS), which was a major customer. For the year ended June 30, 2000, two customers accounted for 79% of the consulting and service revenue. Net revenues (in thousands) are summarized as follows:

                                         2000        1999        1998

Product sales                            $     -     $10,741     $20,817
USPS agreement                                 -       4,810       5,550
KEWi license fees                             28           8           -
Other consulting and service revenue         104         919       3,018

Net revenues                             $   132     $16,478     $29,385

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables.

Generally, the Company does not require collateral or other security to support customer receivables. At June 30, 2000, two customers owed approximately 98% of the trade receivables. At June 30, 1999, one customer owed approximately 52% of the trade receivables.

NOTE P - SALE OF ASSETS

Net gain (loss) on disposition of assets is summarized as follows:

                                            2000        1999        1998

Gain on assignment of government contracts $ - $500,000 $ - Gain on sale of substantially all assets
(Note G)                                     250,000     276,334          -
Capitalized internal software costs not
placed into service (Note B)                       -    (222,815)         -
Capitalized software development costs
Written off (Note K)                         (26,583)    (60,282)         -
Goodwill charged against earnings
(Note C)                                           -    (565,104)         -
Other                                              -           -      9,835
Net gain (loss) on disposition of assets    $223,417    $(71,867)   $ 9,835

3Si sold substantially all of its assets effective as of May 1, 1999. The following is a summary of this sale:

Sales proceeds                                                      $802,167
Net property and equipment sold                         331,480
Inventory and other assets sold                         239,716
Capital lease obligation assumed by
purchaser                                               (45,363)

                                                                     525,833

Gain on sale                                                        $276,334

See Note G also related to contingent sales proceeds.

NOTE Q -OPERATIONS OF PORTION OF BUSINESS SOLD

Effective as of May 1, 1999, 3Si sold its systems integration business. The Company's continuing business is the marketing, sales and integration of KEWi.net products. The following are the summarized pro forma (unaudited) results of operations of the sold systems integration business for the year ended June 30, 1999:

                                                             Unaudited

Net revenues                                                 $16,445,000
Cost of revenues                                              14,590,000

Gross profit                                                   1,855,000

Selling and administrative expenses                            3,937,000

(Loss) from operations                                        (2,082,000)

Other income expense                                            (454,000)

Net (loss) before taxes                                       (2,536,000)

Income taxes                                                     (69,000)

Net (loss)                                                    (2,605,000)

Basic and diluted (loss) per share                                  (.08)

NOTE R - GOING CONCERN

Financial Condition at June 30, 2000

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2000, the Company has a deficit in stockholders' equity of $2,255,186. At June 30, 2000, the Company also has a deficit in working capital (current assets minus current liabilities) of $138,282. The working capital deficit was substantially reduced during the year ended June 30, 2000, upon the conversion of $2.2 million of trade payables to common stock subject to redemption (See Note G). These deficits raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Operations for the Subsequent Year (Unaudited)

KEWi has entered into an agreement to maintain and operate the Internet-based customer support system for the year ended June 30, 2001, for the entity that owns the 26% minority interest in KEWi. The $129,600 fee for the annual agreement was received in July 2000. KEWi has also entered into an agreement to develop and maintain a web site for a large Colorado corporation. Revenues of $80,000 under this agreement were reported in the year ended June 30, 2000. Completion of the first two phases of this project, and all of the training, would provide KEWi with $545,000 of revenue during the year ended June 30, 2001. The customer has the right to cancel the project at any point. There is currently no assurance that the entire amount of fees under this agreement will be earned. Fees totaling $150,000 have been collected on this agreement from June 30, 2000 to September 15, 2000.

NOTE S - FOURTH QUARTER RESULTS

Aggregate year-end adjustments, which increased the net loss by $34,000 were recorded in the quarter ended June 30, 2000. These adjustments were attributable to prior quarters.

In addition, unusual or infrequent items recognized in the quarter ended June 30, 2000, are as follows:

Loss recorded on paging system software                            $26,583

                             EXHIBIT INDEX

Number                    Exhibit Description

2.1 Agreement and Plan of Reorganization between the company, Kimbrough Computer Sales, Inc. d.b.a. 3Si, Inc., Fred Slack, Frank Backes and Larry Valdez, dated May 28, 1997 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9,
       1997).

2.2 Transition Agreement between the company, Kimbrough Computer Sales, Inc. d.b.a. 3Si, Inc., Fred Slack, Frank Backes and Larry Valdez, dated May 28, 1997 (incorporated by reference to Exhibit
       10.2 of the Form 8-K filed on June 9, 1997).

3.1    Articles of Incorporation, and amendments thereto
      (incorporated by reference to Exhibit 3.1 of the filed
       Registration Statement on Form S-2).

3.2    Certificate of Amendment to Articles of Incorporation (see below).

3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the filed Registration Statement on Form S-2).

10 Settlement Agreement between the Registrant and Storage Area Network, Inc., dated March 16, 2000 (incorporated by reference to
       Exhibit 99.1 of the Form 8-K filed on March 24, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 13, 1999).

27     Financial Data Schedule (see below).