Form 10QSB
period 2000-09-30
3SI HOLDINGS INC
filed 2000-11-13
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X        No      .

As of September 30, 2000, the Registrant had 41,541,467 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000        4

        CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE MONTHS
        ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999            6

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED
        SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                  7

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      19

ITEM 5.  OTHER INFORMATION                                        19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         19

SIGNATURE                                                         19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                      Independent Accountants' Report

Board of Directors
3Si Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of September 30, 2000, and the related statements of earnings, and cash flows for the quarter then ended. These financial statements are the representation of the management of 3Si Holdings, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
October 31, 2000
Denver, Colorado

                         Independent Accountants' Report

Board of Directors
3Si Holdings, Inc.

The accompanying statements of earnings and cash flows of 3Si
Holdings, Inc. for the quarter ended September 30, 1999, were not audited by us, and, accordingly, we do not express an opinion on them.

/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
November 17, 1999
Denver, Colorado


                              3Si HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2000
                                (Unaudited)

                                   ASSETS

Current Assets
Cash and cash equivalents                             $    246,108
Accounts receivable - trade                                104,821
Other current assets                                        12,536
Total current assets                                       363,465

Equipment At Cost
Computer systems and software                               82,647
Less accumulated depreciation and amortization             (20,172)
Net equipment                                               62,475

Other Assets                                                50,290

Total assets                                          $    476,230

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Current portion of long-term debt                     $      7,696
Accounts payable - trade                                    60,031
Customer deposits                                            9,396
Accrued liabilities (Note 3)                               157,708
Unearned revenue                                            97,200
Total current liabilities                                  332,031

Long-Term Debt                                              15,935

Minority Interest                                           27,592

Common Stock Subject To Redemption (Note 4)              2,211,048

Stockholders' (Deficit) Equity
Common stock                                               417,565
Additional paid in capital                               3,282,963
Accumulated (deficit)                                   (3,561,672)
Treasury stock                                             (38,184)
Common stock subject to redemption                      (2,211,048)
Total stockholders' (deficit) equity                    (2,110,376)

Total liabilities and stockholders' (deficit) equity  $    476,230

See independent accountants' reports and notes to interim consolidated financial statements

                            3Si HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                Three Months Ended
                                         September 30,       September 30,
                                              2000               1999

Consulting, service, and license fees    $    293,346        $     26,489

Contract labor and other costs                 59,150              16,628

Gross profit                                  234,196               9,861

Selling and administrative expenses           143,704             212,985

Earnings (loss) from operations                90,492            (203,124)

Other income (expense)
Interest income                                 2,010              11,328
Interest expense                               (1,284)            (63,171)
Miscellaneous income (Note 3)                  75,162                   -
Total other income (expense)                   75,888             (51,843)

Net earnings (loss) before minority
Interest                                      166,380            (254,967)

Minority interest                             (21,570)             27,900

Earnings (loss) before income taxes           144,810            (227,067)

Income taxes (Note 5)                               -                   -

Net earnings (loss)                           144,810            (227,067)

Basic and diluted earnings (loss) per
common share (Note 2)                             nil                (.01)

Weighted average shares outstanding
Basic                                      41,541,467         34,216,845
Diluted                                    41,745,932         34,216,845

See independent accountants' reports and notes to interim consolidated financial statements

                                 3Si HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Three Months Ended
                                           September 30,     September 30,
                                                2000             1999

Operating activities
Net earnings (loss)                        $  144,810        $   (227,067)
Reconciling adjustments
Depreciation and amortization                   4,955               9,429
Gain on disposition of assets                 (75,000)                  -
Income (loss) attributable to minority
Interest                                       21,570             (27,900)
Change in operating assets and liabilities
Accounts receivable                           (50,216)            319,697
Other assets                                  (11,320)             93,032
Accounts payable                              (96,610)           (361,703)
Unearned revenue                               97,200                   -
Other liabilities                                   -            (135,183)
Total adjustments                            (109,421)           (102,628)

Net cash provided by (used for)
operating activities                           35,389            (329,695)

Investing activities
Proceeds from sale of assets                    75,000                  -
Interest accrued on savings                       (290)                 -
Software development costs                           -            (15,756)

Net cash provided by (used for)
investing activities                            74,710            (15,756)

Financing activities
Payments on capital lease                       (1,689)                 -
Proceeds from exercise of stock options              -             11,500

Net cash (used for) provided by
financing activities                            (1,689)            11,500

Net change in cash and cash equivalents         108,410          (333,951)

Cash and cash equivalents, beginning            137,698         1,372,293

Cash and cash equivalents, ending           $   246,108       $ 1,038,342

Supplemental disclosures of cash flow information
Interest paid                               $     1,284       $    63,171
Income tax paid                             $         -       $         -

See independent accountants' reports and notes to interim consolidated financial statements


                                3Si HOLDINGS, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at September 30, 2000, and the results of operations and cash flows for quarters ended September 30, 2000, and September 30, 1999. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2000, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings per share for the quarter ended September 30, 2000, was calculated by dividing net earnings by the average number of common shares outstanding during the year. Diluted earnings per common share for the quarter ended September 30, 2000, was calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Net (loss) earnings per share for the quarter ended September 30, 1999, was computed on the basis of the weighted average number of common shares only, as shares subject to stock options would have an anti-dilutive effect.

NOTE 3.  CONTINGENCIES

TSIH sold the assets of its systems integration business effective as of May 1, 1999. The asset purchase agreement provided for additional contingent payments to TSIH when key contracts were renewed. The final contract renewal payment of $75,000 was received in September 2000.

The asset purchase agreement also provided for contingent payments to TSIH of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business did not exceed contract renewal payments through April 2000. No additional contingent payments are estimated to be due to TSIH at September 30, 2000. There is currently no assurance as to when or if any contingent payments will be earned.

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the September 30, 2000 balance sheet.

NOTE 4.  COMMON STOCK SUBJECT TO REDEMPTION

TSIH has issued 6,460,137 shares of common stock ("the SAN shares") that are subject to redemption under the following terms. All contingent payments received after August 2000 from the May 1999 sale of the systems integration business will be used to redeem the SAN shares. In addition, TSIH will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem SAN shares. For redemption payments after September 2000, the SAN shares shall be transferred back to TSIH at $.52 per share, or the then current market price, whichever is higher. At the point SAN has received redemption payment totaling $2,211,048, TSIH will have the right, but not the obligation, to continue purchasing the SAN shares.

TSIH has received a contingent payment of $75,000 in September
2000 (see Note 3) which must be used to redeem SAN shares under the terms of the redemption agreement.

NOTE 5.  INCOME TAXES

TSIH has sufficient net operating loss carryforward to offset the current taxable income. There is no income tax liability as of September 30, 2000.

NOTE 6.  SUBSEQUENT EVENT

TSIH entered into an agreement with a law firm in October 2000.
The law firm has agreed to prepare registration statements with the Securities and Exchange Commission in exchange for 207,373 shares of TSIH common stock, valued at $45,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion.

The Registrant's strategy is to continue to expand the offering of the KEWi family of products to a broader customer base. By partnering with Application Service Providers ("ASPs") and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market. The agreements with Qwest Cyber.Solutions ("QCS") are an example of this strategy (see Exhibits 10.2, 10.3, and 10.4 to this Form 10-
QSB).

The addition of document management and portal management to the family of KEWi products, along with the expansion of capabilities in the knowledge management and request tracking products, has increased the size of the potential market for KEWi products and services.

As of October 2000, the Registrant has expanded its agreement with QCS to develop and maintain the QCS web site. Projected revenues (net of subcontractor fees) for FY 2001 under this expanded agreement are $805,000.

The Registrant has also entered into an agreement in 1999 in the ordinary course of business with SMI International to maintain and operate an Internet-based customer support system for FY 2001, for the U.S. Air Force Operational Space and Support Program. The $129,600 fee for the annual agreement was received in July 2000.

Financial Condition.

(a)  Working Capital.

As of September 30, 2000, the Registrant had working capital of approximately $31,000. Working capital provided by operations was $96,000 for the quarter ended September 30, 2000.

(b)  Commitments.

The Registrant has an obligation as of September 30, 2000, to redeem $75,000 of its common stock subject to redemption.

(c)  Other Sources of Working Capital.

Management is anticipating that the $50,000 escrow account
(held to register the common stock subject to redemption) will be released since the Registrant has entered into an agreement with a law firm to prepare the registration statements in exchange for shares of the Registrant's stock.

The May 1999 sale of the systems integration business provides for contingent payments based on subsequent profits of the business sold. The Registrant will share in 50% of the profits in excess of $75,000 for the year ended April 2001. The first $158,000 of these contingent payments earned will be retained by the buyer to pay for compensated absences for former Registrant employees. Profits from the sold business (unaudited) were $109,000 for the six months ended April 30, 2000. Similar profits for the six months ended October 31, 2000, would be shared by the Registrant, and reduce the liability for compensated absences.

(d)  Credit Facilities

The Registrant currently has no line of credit facility in place. The provision in the SAN common stock redemption agreement, requiring that 50% of loan proceeds will be used to redeem the SAN shares, may impact the Registrant's ability to obtain additional short-term financing.

(e)  Cash Requirements

Management believes that, with the agreements already in place to provide services for FY2001, it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations.

Revenues increased by approximately $267,000 for the quarter ended September 2000 compared to September 1999. This primarily reflects the new agreements with QCS and SMI International.

The September 2000 revenues include a non-recurring $100,000 licensing fee for the use of KEWi software.

Selling and administrative expenses decreased by approximately $69,000 for the quarter ended September 2000 compared to September 1999. This is primarily attributable to decreased legal fees related to litigation settled in the prior year. Salaries also decreased for these comparable periods related to employees temporarily retained through September 1999 after the sale of the systems integration business.

Interest expense decreased by approximately $62,000 for the quarter ended September 2000 compared to September 1999. The September 1999 interest expense was related to debt to SAN. This debt was settled in March 2000 in exchange for common stock subject to redemption.

Miscellaneous income increased by $75,000 for the quarter ended September 2000 compared to September 1999. This represents the contingent contract renewal payment from the May 1999 sale of the systems integration business.

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

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient cash flow to continue its operations for an indefinite period at the current level without requiring additional financing. However, the Registrant will need to raise additional capital in the next six months, through debt or equity, to fully implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate or if cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(d)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience in managing companies in the same business as the Registrant.

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

(g)  Potential Conflicts of Interest Involving Management.

Currently, only two of the officers and directors of the Registrant devote 100% of their time to the business of the Registrant. However, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(h)  Product distribution and market acceptance.

The Registrant has developed a subscription-based distribution model for its proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models. This model has not yet been proven within the target market.

(i)  Changing Technologies.

The Registrant's business is subject to changes in technology and new service introductions. Accordingly, the Registrant's ability to compete will be dependent upon its ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

(j)  Acceptance And Effectiveness Of Internet Electronic Commerce.

The Registrant's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both the Registrant's e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, the Registrant's results of operations could be adversely affected.

(k)  Competition In Internet Commerce.

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both the Registrant's e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(l)  Unreliability Of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant's website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant's website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(m)  Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks.
Any breach in the Registrant's security could cause interruptions in the operation of the Registrant's website and have an adverse effect on the Registrant's business.

(n)  Governmental Regulation Of The Internet.

The Registrant is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way the Registrant does business or could create uncertainty in the marketplace. This could reduce demand for the Registrant's services or increase the delivery costs, or could otherwise harm its business. In some jurisdictions, the Registrant will be required to collect value-added taxes on the Registrant's fees. The Registrant's failure to comply with foreign laws could subject it to penalties ranging from fines to bans on the Registrant's ability to offer its services.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form
10-QSB.

(b)  Exhibits.  Exhibits included or incorporated by reference herein:
See Exhibit Index.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    3Si Holdings, Inc.



Dated: November 9, 2000                             By: /s/ Frank W. Backes
                                                    Frank W. Backes, President
                                                    and Chief Executive Officer

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

3.2    Certificate of Amendment to Articles of Incorporation
      (incorporated by reference to Form 10-KSB filed on October 13, 2000).

3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the filed Registration Statement on Form S-2).

10.1 Settlement Agreement between the Registrant and Storage Area Network, Inc., dated March 16, 2000 (incorporated by reference to
       Exhibit 99.1 of the Form 8-K filed on March 24, 2000).

10.2   License Agreement between KEWI.net, Inc. and Qwest
       Cyber.Solutions LLC, dated May 22, 2000 (see below).

10.3 Joint Marketing and Warrant Agreement between KEWi.net, Inc. and Qwest Cyber.Solutions LLC, dated May 22, 2000 (see below).

10.4   Production Agreement between KEWi.net, Inc., Qwest
       Cyber.Solutions LLC, and BVP Media, Inc., dated May 22, 2000 (see below)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 13, 1999).

27     Financial Data Schedule (see below).