Form 10KSB/A
period 2000-06-30
3SI HOLDINGS INC
filed 2000-12-19
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB/A

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

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table


                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position             (1)              (2)   award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

Frank W.    2000   $114,800   0       0       0       0         0       0
Backes,     1999   $110,000   0       0       0       0         0       0
President/  1998   $110,000   0       0       0       0         0       0
CEO

Frederick   2000   $110,000   0       0       0       0         0       0
J. Slack,   1999   $110,000   0       0       0       0         0       0
Ex. Vice    1998   $110,000   0       0       0       0         0       0
President

Felipe L.   2000   $  4,230   0       0       0       0         0       0
Valdez,     1999   $ 91,667   0       0       0       0         0       0
Secretary   1998   $110,000   0       0       0       0         0       0

(1) 3SI was a subchapter S corporation prior to its acquisition by Tyrex Oil Company in September 1998. Amounts paid prior to that time to the three officers of 3sI named above were made to them in their capacity as shareholders.

(2) Perquisites and other personal benefits or property did not, in aggregate exceed $50,000 or 10% of the total compensation. Advances to officers/ stockholders of $162,395 that were fully reserved and recorded as an expense as of June 30, 1999, are not considered compensation.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of July 30, 2000 (41,541,467 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group:

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
Stock         executive officers
              as a group (5 persons)

(1) Each person has sole voting power as to all of the shares shown as beneficially owned by him or her. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

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

                                    3Si Holdings, Inc.


Dated: December 19, 2000            By: /s/ Frank W. Backes
                                    Frank W. Backes
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                    Date

/s/ Frank W. Backes     President/Chief Executive    December 19, 2000
Frank W. Backes         Officer/Director

/s/ Frederick J. Slack  Executive Vice President/    December 19, 2000
Frederick J. Slack      Director

/s/  Felipe L. Valdez   Secretary/Treasurer          December 19, 2000
Felipe L. Valdez        (principal financial and
                        accounting officer)/Director

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

3.1 Articles of Incorporation, and amendments thereto filed on March 17, 1980 and June 17, 1980 (incorporated by reference to Exhibit 3.1 of the filed Registration Statement on Form S-2).

3.2 Certificate of Amendment to Articles of Incorporation dated June 18, 1998 (see below).

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