Form 10QSB
period 2000-12-31
3SI HOLDINGS INC
filed 2001-02-13
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X     No.

As of December 31, 2000, the Registrant had 41,873,998 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No   X.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET
         AS OF DECEMBER 31, 2000                                    4

         CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND SIX MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                    6

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                    7

         NOTES TO INTERIM CONSOLIDATED
         FINANCIAL STATEMENTS                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       20

ITEM 5.  OTHER INFORMATION                                         20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURE                                                          20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                   Independent Accountants' Report

Board of Directors
3Si Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of December 31, 2000, and the related statements of earnings, and cash flows for the periods then ended. These financial statements are the representation of the management of 3Si Holdings, Inc.

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


/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
January 19, 2001
Denver, Colorado

                     Independent Accountants' Report

Board of Directors
3Si Holdings, Inc.

The accompanying statements of earnings and cash flows of 3Si
Holdings, Inc. for the periods ended December 31, 1999, were not audited by us, and, accordingly, we do not express an opinion on them.

/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
February 1, 2000
Denver, Colorad

                           3Si HOLDINGS, INC.
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2000
                                (Unaudited)

                                   ASSETS

Current Assets
Cash and cash equivalents                                    $   273,163
Accounts receivable - trade                                      143,536
Other current assets                                               5,889
Total current assets                                             422,588

Equipment At Cost
Computer systems and software                                     89,562
Less accumulated depreciation and amortization                   (25,127)
Net equipment                                                     64,435

Other Assets                                                      50,290

Total assets                                                 $   537,313

            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Current portion of long-term debt                            $     5,656
Accounts payable - trade                                          78,709
Customer deposits                                                  9,396
Accrued liabilities (Note 3)                                     157,708
Unearned revenue                                                  64,800
Total current liabilities                                        316,269

Long-Term Debt                                                    15,935

Minority Interest                                                 50,872

Common Stock Subject To Redemption (Note 4)                    2,211,048

Stockholders' (Deficit) Equity
Common stock                                                     420,890
Additional paid in capital                                     3,337,725
Accumulated (deficit)                                         (3,566,194)
Treasury stock                                                   (38,184)
Common stock subject to redemption                            (2,211,048)
Total stockholders' (deficit) equity                          (2,056,811)

Total liabilities and stockholders' (deficit) equity             537,313

See independent accountants' reports and notes to interim consolidated financial statements

                           3Si HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                    Three Months          Six Months
                                       Ended                Ended
                                    December 31           December 31
                                 2000        1999      2000        1999
Consulting, service, and
license fees                       432,103    21,722     725,449     48,211

Contract labor and other costs     171,997    43,160     231,147     59,788

Gross profit                       260,106   (21,438)    494,302    (11,577)

Selling and administrative
Expenses                           242,552   139,042     386,256    352,027

Earnings (loss) from operations     17,554  (160,480)    108,046   (363,604)

Other income (expense)
Interest income                      2,255     6,717       4,265     18,045
Interest expense                    (1,051)  (64,771)     (2,335)  (127,942)
Miscellaneous income                     -    11,079      75,162     11,079

Total other income (expense)         1,204   (46,975)     77,092    (98,818)

Net earnings (loss) before
minority Interest                   18,758  (207,455)    185,138   (462,422)

Minority interest                  (23,280)   36,078     (44,850)    63,978

Earnings (loss) before income
Taxes                               (4,522) (171,377)    140,288   (398,444)

Income taxes (Note 5)                    -         -           -          -

Net earnings (loss)                 (4,522) (171,377)    140,288   (398,444)

Basic and diluted earnings (loss)
per common share (Note 2)                -         -           -       (.01)

Weighted average shares
outstanding
Basic                           41,825,399 35,133,530 41,683,433 34,643,313
Diluted                         41,825,399 35,133,530 41,800,348 34,643,313

See independent accountants' reports and notes to interim consolidated financial statements

                          3Si HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   Six Months
                                                     Ended
                                           December 31     December 31
                                               2000           1999

Operating activities
Net earnings (loss)                        $ 140,288       $  (398,444)
Reconciling adjustments
Depreciation and amortization                  9,910            18,858
Gain on disposition of assets                (75,000)                -
Stock for services                            58,087                 -
Income (loss) attributable to minority
Interest                                      44,850           (63,978)
Change in operating assets and
liabilities
Accounts receivable                          (88,931)          386,517
Other assets                                  (4,673)           90,074
Accounts payable                             (77,932)         (640,134)
Unearned revenue                              64,800                 -
Other liabilities                                  -          (160,711)
Total adjustments                            (68,889)         (369,374)
Net cash provided by (used for)
operating activities                          71,399          (767,818)

Investing activities
Proceeds from sale of assets                  75,000                 -
Interest accrued on savings                     (290)                -
Purchases of equipment                        (6,915)           (5,873)
Software development costs                         -           (20,025)
Net cash provided by (used for)
investing activities                          67,795           (25,898)

Financing activities
Payments on capital lease                     (3,729)                -
Proceeds from exercise of stock
Options                                            -            11,500
Purchase of treasury shares                        -           (21,528)
Net cash (used for) provided by
financing activities                          (3,729)          (10,028)

Net change in cash and cash
Equivalents                                  135,465          (803,744)

Cash and cash equivalents, beginning         137,698         1,372,293

Cash and cash equivalents, ending            273,163           568,549

Supplemental disclosures of cash
flow information
Interest paid                                  1,051           127,942
Income tax paid                                    -                 -

See independent accountants' reports and notes to interim consolidated financial statements

                          3Si HOLDINGS, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at December 31, 2000, and the results of operations and cash flows for the three months and six months ended December 31, 2000, and December 31, 1999. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2000, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2.  (LOSS) EARNINGS PER SHARE

Basic earnings per share for the six months ended December 31, 2000, was calculated by dividing net earnings by the average number of common shares outstanding during the year. Diluted earnings per common share for the six months ended December 31, 2000, was calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Net (loss) earnings per share for the three months and six months ended December 31, 1999, and the three months ended December 31, 2000 was computed on the basis of the weighted average number of common shares only, as shares subject to stock options would have an anti-dilutive effect.

NOTE 3.  CONTINGENCIES

TSIH sold the assets of its systems integration business effective as of May 1, 1999. The asset purchase agreement provided for additional contingent payments to TSIH when key contracts were renewed. The final contract renewal payment of $75,000 was received in September 2000.

The asset purchase agreement also provided for contingent payments to TSIH of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business did not exceed contract renewal payments through April 2000. No additional contingent payments are estimated to be due to TSIH at December 31, 2000. There is currently no assurance as to when or if any contingent payments will be earned.

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the December 31, 2000 balance sheet.

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

TSIH has received a contingent payment of $75,000 in September 2000 (see Note 3) which must be used to redeem SAN shares under the terms of the redemption agreement. The SAN agreement is being contested, and no redemption has been made as of December 31, 2000.

NOTE 5.  INCOME TAXES

TSIH has sufficient net operating loss carryforward to offset the current taxable income. There is no income tax liability as of December 31, 2000.

NOTE 6.  STOCK FOR SERVICES

TSIH entered into an agreement with a law firm to prepare registration statements with the Securities and Exchange
Commission and perform other services in exchange for 332,531 shares of TSIH common stock, valued at $58,087.

NOTE 7.  RECLASSIFICATIONS

Certain items from the December 31, 1999, statements of earnings have been reclassified in order to make them more comparable to the current financial statements. There is no effect on net earnings (loss).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion.

The registrant's strategy is to continue to expand the offering of the KEWi family of products to a broader customer base. By partnering with Application Service Providers (ASPs) and other distribution partners, the registrant intends to increase its penetration into the Internet-based software market. The agreements with Qwest Cyber.Solutions ("QCS") and SMI International are examples of this strategy.

The addition of document management and portal management to the family of KEWi products, along with the expansion of capabilities in the knowledge management and request tracking products, has increased the size of the potential market for KEWi products and services.

As of October 2000, the registrant expanded its agreement with QCS to develop and maintain the QCS web site. Projected revenues for FY 2001 under this expanded agreement are as follows:

                                            Gross     Subcontracts
                                     Revenues        Costs        Net

Earned to December 31, 2000         $ 647,000        $ 127,000   $520,000
Balance of current agreement          294,000          126,000    168,000

Total                               $ 941,000        $ 253,000   $688,000

The registrant has also entered into an agreement with SMI International to maintain and operate an Internet-based customer support system for FY 2001, for the U.S. Air Force Operational Space and Support Program. The $129,600 fee for the annual agreement was received in July 2000. Revenue of $64,800 has been recognized through December 31, 2000.

Financial Condition.

(a)  Working Capital.

As of December 31, 2000, the registrant had working capital of approximately $106,000. Working capital provided by operations was $82,000 for the three months ended December 31, 2000.

(b)  Commitments.

The registrant has an obligation as of December 31, 2000, to redeem $75,000 of its common stock subject to redemption. This obligation is being contested.

(c)  Other Sources of Working Capital

Management is anticipating that the $50,000 escrow account
(held to register the common stock subject to redemption) will be released in the following quarter when the registrant has fulfilled its obligation to prepare the registration statements.

The May 1999 sale of the systems integration business provides for contingent payments based on subsequent profits of the business sold. The registrant will share in 50% of the profits in excess of $75,000 for the year ended April 2001. The first $158,000 of these contingent payments earned will be retained by the buyer to pay for compensated absences for former the registrant employees. Profits from the sold business (unaudited) through October 31, 2000, have not exceeded $75,000.

(d)  Credit Facilities

The registrant currently has no line of credit facility in place. The provision in the SAN common stock redemption agreement, requiring that 50% of loan proceeds will be used to redeem the SAN shares, may impact the registrant's ability to obtain additional short-term financing.

(e)  Cash Requirements

Management believes that, with the agreements already in place to provide services for FY 2001, it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations

(a)  Three Months Ended December 31, 2000

Revenues increased by approximately $410,000 for the three months ended December 31, 2000 compared to December 31, 1999. This primarily reflects the new agreements with QCS and SMI
International.

Selling and administrative expenses increased by approximately
$103,000 for the three months ended December 31, 2000 compared to December 31, 1999. This is primarily attributable to the following items:

Legal fees associated with a registration statement

Website and brand recognition costs

Compensation costs

Interest expense decreased by approximately $63,000 for the three months ended December 31, 2000 compared to December 31, 1999.
The December 31, 1999 interest expense was related to debt to SAN. This debt was settled in March 2000 in exchange for common stock subject to redemption.

(b)  Six Months Ended December 31, 2000

Revenues increased by approximately $677,000 for the six months ended December 31, 2000 compared to December 31, 1999.
This primarily reflects the new agreements with QCS and SMI
International.

The December 31, 2000 revenues include a non-recurring
$100,000 licensing fee for the use of KEWi software.

Selling and administrative expenses increased by approximately $34,000 for the six months ended December 31, 2000 compared to December 31, 1999. This is primarily attributable to website and brand recognition costs.

Interest expense decreased by approximately $126,000 for the six months ended December 31, 2000 compared to December 31, 1999. The December 31, 1999 interest expense was related to debt to SAN. This debt was settled in March 2000 in exchange for common stock subject to redemption.

Miscellaneous income increased by $64,000 for the six months ended December 31, 2000 compared to December 31, 1999. This primarily represents the $75,000 contingent contract renewal payment from the May 1999 sale of the systems integration business.

Risk Factors.

The Registrant recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where KEWi, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Registrant will be able to capture and maintain enough market share to compete successfully in the future. The Registrant sees the following risk factors associated with the business of the
Registrant:

(a)  Product Development.

There can be no assurance that the Registrant will generate significant revenues in the future from it developed products; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. In such event, investors in the shares of common stock of the Registrant may lose their entire investment.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

In a Form 8-K filed on March 24, 2000, the Registrant disclosed an action and its settlement:

(a) A vendor of the Registrant, Storage Area Network, who was allegedly owed $2,211,048 at June 30, 1999, filed suit to attempt to attach the Registrant's assets for the collection of that liability. A settlement agreement was reached in March 2000. Storage Area Network received 6,460,137 shares of restricted common stock, and the liability to SAN was discharged. No gain or loss was recorded upon this settlement.

After the Registrant paid off another vendor in August 2000, these shares are subject to redemption under the following terms:
All subsequent contingent receipts from the May 1999 sale of the systems integration business will be used to redeem these shares. In addition, the Registrant will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem these shares. For redemption payments through September 2000, these shares will be transferred back to the Registrant at $0.35 per share. For subsequent redemption payments, these shares shall be transferred back to the Registrant at $0.52 per share, or the then current market price, whichever is higher. At the point Storage Area Network has received redemption payments totaling $2,211,048, the Registrant will have the right, but not the obligation, to continue purchasing these shares.

A $50,000 escrow account was established by the Registrant under the settlement agreement for the Registrant to use to cover the expenses of registering these shares during the year ended June 30, 2001. Interest expense of $182,749 and $19,603 for the years ended June 30, 2000 and 1999, respectively, was incurred and paid to Storage Area Network prior to the settlement.

(b) Certain information has recently come to the attention of the Registrant's management that necessitates that the Registrant now dispute the liability to Storage Area Network, as set forth above. The Registrant has consulted with counsel and is considering all legal alternatives with regard to this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

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


                                      3Si Holdings, Inc.



Dated: February 12, 2001              By: /s/ Frank W. Backes
                                      Frank W. Backes,
                                      President and Chief Executive Officer

                            EXHIBIT INDEX

Exhibit                    Description
Number

2.1 Agreement and Plan of Reorganization between the Registrant, Kimbrough Computer Sales, Inc. d.b.a. 3Si, Inc., Fred Slack,
        Frank Backes and Larry Valdez, dated May 28, 1997 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 1997).

2.2     Transition Agreement between the Registrant, Kimbrough
        Computer Sales, Inc. d.b.a. 3Si, Inc., Fred Slack, Frank Backes and Larry Valdez, dated May 28, 1997 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 1997).

3.1     Articles of Incorporation, and amendments thereto
       (incorporated by reference to Exhibit 3.1 of the filed
        Registration Statement on Form S-2).

3.2     Certificate of Amendment to Articles of Incorporation
       (incorporated by reference to Exhibit 3.2 of the Form 10-KSB/A filed on December 19, 2000).

3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the filed Registration Statement on Form S-2).

4.1     Warrant Agreement between the Registrant and One Capital
        Corporation, dated October 22, 1997 (incorporated by reference to
        Exhibit 1 of the Form S-8 filed on July 27, 1998).

4.2     1998 Omnibus Stock Option Plan, dated June 18, 1998
       (incorporated by reference to Exhibit 1 of the Form S-8 filed on February 3, 2000).

4.3     2000 Non-Qualified Stock Plan, dated June 18, 2000
       (incorporated by reference to Exhibit 4 of the Form S-8 filed on June 18, 2000).

4.4     Form of Common Stock Purchase Agreement between the
        Registrant and institutional investors (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on December 22, 2000).

10.1 Asset Purchase Agreement between the Registrant, 3Si, Inc., and PC Specialists, Inc., dated May 7, 1999 (incorporated by reference to Exhibit 10.1 of the Form SB-2 filed on December 22, 2000).

10.2 Settlement Agreement between the Registrant and Storage Area Network, Inc., dated March 16, 2000 (incorporated by reference to
        Exhibit 99.1 of the Form 8-K filed on March 24, 2000).

10.3    License Agreement between KEWI.net, Inc. and Qwest
        Cyber.Solutions LLC, dated May 22, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 13, 2000).

10.4    Joint Marketing and Warrant Agreement between KEWi.net, Inc.
        and Qwest Cyber.Solutions LLC, dated May 22, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on November 13, 2000).

10.5    Production Agreement between KEWi.net, Inc., Qwest
        Cyber.Solutions LLC, and BVP Media, Inc., dated May 22, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on November 13, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 13, 1999).