Form 10QSB
period 2001-03-31
3SI HOLDINGS INC
filed 2001-05-18
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

As of March 31, 2001, the Registrant had 41,873,998 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes    No X.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         INDEPENDENT ACCOUNTANTS' REPORT                            3

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001            4

         CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       21

ITEM 5.  OTHER INFORMATION                                         21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          21

SIGNATURE                                                          21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                     INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
3Si Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of March 31, 2001, and the related statements of earnings, and cash flows for the periods then ended. These financial statements are the representation of the management of 3Si Holdings, Inc.

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

/s/ Balogh & Tjornehoj, LLP
Balogh & Tjornehoj, LLP
Denver, Colorado
April 27, 2001


                           3SI HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEET
                           March 31, 2001
                            (Unaudited)

                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                                $  214,489
Accounts receivable - trade                                 199,395
Other current assets                                         10,149
Total current assets                                        424,033

EQUIPMENT AT COST
Computer systems and software                               116,933
Less accumulated depreciation                               (34,389)
Net equipment                                                82,544

OTHER ASSETS                                                 50,290

Total assets                                             $  556,867

          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                        $    8,268
Accounts payable - trade                                     89,111
Customer deposits                                             9,396
Accrued liabilities (Note 4)                                157,708
Unearned revenue                                             32,400

Total current liabilities                                   296,883

LONG-TERM DEBT                                               11,451

MINORITY INTEREST                                            61,377

COMMON STOCK SUBJECT TO REDEMPTION (NOTE 5)               2,211,048

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock                                                416,345
Additional paid in capital                                2,982,588
Accumulated (deficit)                                    (3,533,275)
Treasury stock                                           (1,889,550)
Total stockholders' (deficit) equity                     (2,023,892)
Total liabilities and stockholders' (deficit) equity        556,867

See independent accountants' report and notes to interim consolidated financial statements

                            3SI HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS
                              (UNAUDITED)

                                Three Months Ended         Nine Months Ended
                                   March 31                    March 31
                                2001          2000         2001         2000

Product sales                     17,000           -        17,000         -
Consulting, service, and
license fees (Note 9)            325,866      77,830      1,051,315  126,041

Total revenues                   342,866      77,830      1,068,315  126,041

Cost of product sales             15,200           -         15,200        -
Contract labor and other costs   134,876      39,311        366,023   99,099

Total cost of revenues           150,076      39,311        381,223   99,099

Gross profit                     192,790      38,519        687,092   26,942

Selling and administrative
Expenses                         150,014     158,980        536,270  511,007
Earnings (loss) from operations   42,776    (120,461)       150,822 (484,065)
Other income (expense)
Interest income                    1,628       2,931          5,893   20,976
Interest expense                    (980)    (54,807)        (3,315)(182,749)
Miscellaneous income                   -       1,500            162   12,579

Total other income (expense)         648     (50,376)         2,740 (149,194)

Net earnings (loss) before
minority interest                 43,424     (170,837)      153,562 (633,259)
Minority interest                (10,505)      24,365       (55,355)  88,343
Earnings (loss) before income
Taxes                             32,919     (146,472)       98,207 (544,916)
Income taxes (Note 6)                  -            -             -        -
Net earnings (loss) from
continuing operations             32,919     (146,472)       98,207 (544,916)
Gain on disposal of systems
integration segment (Note 4)           -      250,000        75,000  250,000

Net earnings (loss)               32,919      103,528       173,207 (294,916)

Basic and diluted earnings
(loss) per common share
(Note 3)
Net earnings (loss) from
continuing operations                  -           -              -     (.02)
Gain on disposal of systems
integration segment                    -           -              -      .01
Net earnings (loss)                    -           -              -     (.01)
Weighted average shares
outstanding
Basic                         41,873,998  35,417,492     41,746,027 35,414,617
Diluted                       41,891,914  35,417,492     41,835,742 35,414,617

See independent accountants' report and notes to consolidated financial statements.

                                3SI HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                            March 31
                                                    2001            2000

Operating activities
Net earnings (loss)                                 $  173,207     $ (294,916)
Reconciling adjustments
Depreciation and amortization                           19,172         28,287
Gain on disposition of assets                          (75,000)             -
Stock for services (Note 7)                             58,087              -
Income (loss) attributable to minority interest         55,355        (88,343)
Change in operating assets and liabilities
Accounts receivable                                   (144,790)       330,963
Other assets                                            (8,933)        53,513
Accounts payable                                       (67,530)      (798,129)
Unearned revenue                                        32,400              -
Other liabilities                                            -       (156,675)

Total adjustments                                     (131,239)      (630,384)

Net cash provided by (used for) operating activities    41,968       (925,300)

Investing activities
Proceeds from sale of assets                             5,000              -
Interest accrued on savings                               (290)             -
Purchases of equipment                                 (34,286)       (10,532)
Software development costs                                   -        (15,756)

Net cash provided by (used for) investing activities    40,424        (26,288)

Financing activities
Payments on capital lease                               (5,601)             -
Proceeds from exercise of stock options                      -         11,500
Purchase of treasury shares                                  -        (21,528)
Net cash (used for) financing activities                (5,601)       (10,028)
Net change in cash and cash equivalents                 76,791       (961,616)
Cash and cash equivalents, beginning                   137,698      1,372,293
Cash and cash equivalents, ending                      214,489        410,677
Supplemental disclosures of cash flow information
Interest paid                                            3,315        182,749
Income tax paid                                              -              -

See independent accountants' report and notes to consolidated financial statements.

                              3SI HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2001, and the results of operations and cash flows for the three months and nine months ended March 31, 2001, and March 31, 2000. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2000, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2001, the Company has positive working capital (current assets minus current liabilities) of $127,150. The Company has $153,562 of net earnings before minority interest and $230,821 in working capital provided by operations for the nine months ended March 31, 2001. Management believes that there is no longer substantial doubt about the Company's ability to continue as a going concern.

NOTE 3.  (LOSS) EARNINGS PER SHARE

Basic earnings per share for the three months and nine months ended March 31, 2001, and the three months ended March 31, 2000, was calculated by dividing net earnings by the average number of common shares outstanding during the year including shares of common stock subject to redemption. Diluted earnings per common share for the three months and nine months ended March 31, 2001, and the three months ended March 31, 2000, was calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Net (loss) earnings per share for the nine months ended March 31, 2000 was computed on the basis of the weighted average number of common shares only, as shares subject to stock options would have an anti-dilutive effect.

NOTE 4.  CONTINGENCIES

TSIH sold the assets of its systems integration business effective as of May 1, 1999. The asset purchase agreement provided for additional contingent payments to TSIH when key contracts were renewed. The final contract renewal payment of $75,000 was received in September 2000 and is included in the gain on disposal of systems integration segment.

The asset purchase agreement also provided for contingent payments to TSIH of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business did not exceed contract renewal payments through October 2000. No additional contingent payments are estimated to be due to TSIH at March 31, 2001. There is currently no assurance as to when or if any contingent payments will be earned.

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the March 31, 2001 balance sheet.

NOTE 5.  COMMON STOCK SUBJECT TO REDEMPTION

TSIH has issued 6,460,137 shares of common stock ("the SAN shares") that are subject to redemption under the following terms. All contingent payments received after August 2000 from the May 1999 sale of the systems integration business will be used to redeem the SAN shares. In addition, TSIH will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem SAN shares. For redemption payments after September 2000, the SAN shares shall be transferred back to TSIH at $.52 per share, or the then current market price, whichever is higher. At the point SAN has received redemption payments totaling $2,211,048, TSIH will have the right, but not the obligation, to continue purchasing the SAN shares.

TSIH has received a contingent payment of $75,000 in September 2000 (see Note 4) which must be used to redeem SAN shares under the terms of the redemption agreement. This redemption agreement is being contested, and consequently no redemptions will be made until after the dispute is resolved.

On February 28, 2001, TSIH filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity conversions, violation of state securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and recission of the settlement agreement, as discussed above. Management is unable to take any position at this time as to the likely outcome of the matter.

NOTE 6.  INCOME TAXES

TSIH has sufficient net operating loss carryforward to offset the current taxable income. There is no income tax liability as of March 31, 2001.

NOTE 7.  STOCK FOR SERVICES

TSIH entered into an agreement with a law firm to prepare registration statements with the Securities and Exchange Commission and perform other services in exchange for 332,531 shares of TSIH common stock, with a value upon issuance of $58,087 ($.175/share).

NOTE 8.  RECLASSIFICATIONS

Certain items from the March 31, 2000, statements of earnings have been reclassified in order to make them more comparable to the current financial statements. There is no effect on net earnings (loss).

NOTE 9.  MAJOR CUSTOMER REVENUE

                                   Three Months Ended       Nine Months Ended
                                        March 31                March 31
                                   2001          2000       2001         2000

Major customer #1                    287,197       50,000   934,426     50,000

Major customer #2 (related party)     49,400            -   114,200          -
Other                                  6,269       27,830    19,689     76,041

Total revenue                        342,866       77,830  1,068,315   126,041

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion.

(a)  Overview.

The Registrant's strategy is to continue to expand the offering of the KEWi family of products to a broader customer base. By partnering with Application Service Providers (ASPs) and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market.
The agreements with Qwest Cyber.Solutions ("QCS") and SMI
International ("SMI") are examples of this strategy.

The addition of document management and portal management to the family of KEWi products, along with the expansion of capabilities in the knowledge management and request tracking products, has increased the size of the potential market for KEWi products and services.

KEWi version 3 was released February 1, 2001.

(b)  Agreements.

As of October 2000, the Registrant expanded its agreement with QCS to develop and maintain the QCS web site.

The Registrant has also entered into an agreement with SMI to maintain and operate an Internet-based customer support system for FY 2001, for the U.S. Air Force Operational Space and Support Program.

Through March 31, 2001, the Registrant has recognized
$934,000 of FY 2001 revenue from QCS and $114,000 of FY 2001 revenue from SMI. Under the current agreements, the Registrant will earn another $66,000 in FY 2001. The Registrant is currently in negotiations with QCS to provide additional services.

Effective as of March 22, 2001, the Registrant entered into an agreement with Storage Technology Corporation ("STC") to replace STC's paging systems and programs. Anticipated revenue under this agreement is $120,000. No revenue had been earned under this agreement through March 31, 2001.

Financial Condition.

(a)  Working Capital.

As of March 31, 2001, the Registrant has working capital of approximately $127,000. Working capital provided by operations was $53,000 for the three months ended March 31, 2001.

Fees under the QCS agreement are billed as project milestones are achieved. Payments are due within 30 days.
Substantially all accounts receivable are in the 0-60 day aging category. Fees under the SMI agreement were paid in advance.

(b)  Commitments.

The Registrant has an obligation as of March 31, 2001, to redeem $75,000 of its common stock subject to redemption. This obligation is being contested.

(c)  Other Sources of Working Capital.

Management is anticipating that the $50,000 escrow account
(held to register the common stock subject to redemption) will be released in the following quarter when the Registrant has fulfilled its obligation to prepare the registration statements.

The May 1999 sale of the systems integration business provides for contingent payments based on subsequent profits of the business sold. The Registrant will share in 50% of the profits in excess of $75,000 for the year ended April 2001. The first $158,000 of these contingent payments earned will be retained by the buyer to pay for compensated absences for former Registrant employees. Profits from the sold business (unaudited) through October 31, 2000, have not exceeded $75,000. Estimates of these profits through April 30, 2001, are currently unavailable.

(d)  Credit Facilities.

The Registrant currently has no line of credit facility in place. The provision in the SAN common stock redemption agreement, requiring that 50% of loan proceeds will be used to redeem the SAN shares, may impact the Registrant's ability to obtain additional short-term financing.

(e)  Cash Requirements.

Management believes that it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations.

(a)  Three Months Ended March 31, 2001.

Revenues increased by approximately $265,000 for the three months ended March 31, 2001 compared to March 31, 2000. This primarily reflects the new agreements with QCS and SMI International.

Selling and administrative expenses decreased by approximately $9,000 for the three months ended March 31, 2001 compared to March 31, 2000. This is primarily attributable to the following items:

Legal fees decreased by $18,000

Consulting and commissions increased by $23,000

All other costs decreased by $14,000

Interest expense decreased by approximately $54,000 for the three months ended March 31, 2001 compared to March 31, 2000. The March 31, 2000 interest expense was related to debt to SAN. This debt was settled in March 2000 in exchange for common stock subject to redemption.

(b)  Nine Months Ended March 31, 2001

Revenues increased by approximately $942,000 for the nine months ended March 31, 2001 compared to March 31, 2000. This primarily reflects the new agreements with QCS and SMI International.

The March 31, 2001 revenues include a non-recurring $100,000 licensing fee for the use of KEWi software.

Selling and administrative expenses increased by approximately $25,000 for the nine months ended March 31, 2001 compared to March 31, 2000. This is primarily attributable to the following items:

Legal fees decreased by $15,000

Consulting and commissions increased by $59,000

All other costs decreased by $19,000

Interest expense decreased by approximately $179,000 for the nine months ended March 31, 2001 compared to March 31, 2000. The March 31, 2000 interest expense was related to debt to SAN. This debt was settled in March 2000 in exchange for common stock subject to redemption.

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

(e)  Control of Registrant by Officers and Directors.

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

(s) Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

There has been only a limited public market for the common
stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny
stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(u)  Shares Eligible For Future Sale.

All of the approximate 26,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

(b) Certain information has recently come to the attention of the Registrant's management that necessitates that the Registrant now dispute the liability to Storage Area Network, as set forth above. The Registrant has consulted with counsel and on February 28, 2001 filed a complaint in the District Court of the State of Colorado, County of Arapahoe (Case Number 01CV0547). This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity conversions, violation of state securities laws, and civil conspiracy. The relief sought includes, among other things, money damages in excess of $20,000,000 and recission of the settlement agreement, as discussed above. Management of the Registrant is unable to take any position at this time as to the likely outcome of the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              3Si Holdings, Inc.



Dated: May 15, 2001                           By: /s/ Frank W. Backes
                                              Frank W. Backes, President and
                                              Chief Executive Officer

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

4.2     1998 Omnibus Stock Option Plan, dated June 18, 1998
       (incorporated by reference to Exhibit 1 of the Form S-8 filed on February 3, 2000).

4.3     2000 Non-Qualified Stock Plan, dated June 18, 2000
       (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 28, 2000).

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

1