Form 10KSB
period 2001-06-30
3SI HOLDINGS INC
filed 2001-10-16
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 000-09358

                             3Si HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

            Wyoming                                               83-0245581
(State or jurisdiction of incorporation                      (I.R.S. Employer
          or organization)                                  Identification No.)

     6886 South Yosemite Street, Englewood, Colorado               80112
       (Address of Principal Executive Offices)                (Zip Code)

                Registrant's telephone number:  (303)749-0210

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 1, 2001: common stock, par value $0.001 per share -- $534,456. As of October 1, 2001, the Registrant had 41,873,998 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes          No    X   .

                                 TABLE OF CONTENTS

PART I.
                                                                      PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                         3

ITEM 2.  DESCRIPTION OF PROPERTY                                        10

ITEM 3.  LEGAL PROCEEDINGS                                              10

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS            11

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  13

ITEM 7.  FINANCIAL STATEMENTS                                           19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         19

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                      20

ITEM 10.  EXECUTIVE COMPENSATION                                        22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                24

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              24

SIGNATURES                                                              25

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

The Registrant's principal executive offices are located at 6886 South Yosemite St., Englewood, Colorado 80112; the telephone number is (303) 749-0210. The Registrant is a Wyoming corporation formed in 1979. The Registrant is comprised of two entities:

KEWi.net, Inc., a Colorado corporation, with 69% owned by the Registrant, which was formed to provide Internet-based knowledge management, community portal and support capabilities, commonly known as iSupport.

3Si, Inc., a Colorado corporation and wholly-owned subsidiary serves as a master reseller and application service provider for the Registrant's family of products.

Prior to June 1999, 3Si, Inc. (solution, system and service integration) provided comprehensive computer hardware and software solutions for over 19 years to clients throughout the continent. 3Si, Inc. was originally founded in 1978 as Kimbrough Computer Sales. The Registrant was bought by its current majority shareholders in 1993 and its efforts were focused on integration services and product development. In May 1997, the Registrant merged with a publicly traded company.

In June 1998, 3Si, Inc. announced the first of an intended family of Internet-based products designed to further integrate a client's information technology systems through the Internet.
The first product, an Internet-based customer support and knowledge management solution, is being sold under the name KEWi, an acronym for "knowledge and experience bringing you wisdom over the Internet." It currently shares network facilities with 3Si, Inc. in Englewood, Colorado.

In its effort to focus on the iSupport market, the Registrant sold its computer reseller division to PC Specialists of San Diego, California in May 1999.

Business of the Registrant.

(a)  Company Overview.

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

According to Boston-based AMR Research, Inc., a highly respected industry trend-spotting source, Internet-based support strategies ". . . are becoming the hub of many companies' marketing strategies." AMR predicts that the total Customer
Relations Management ("CRM") will jump to $16.8 billion by 2003 from $2.3 billion in 1998.

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

Global dependence on the Internet has exploded in sufficient volume for the type of applications needed to bring about a natural, logical redefinition of business communication and distribution. By the year 2000, according to Forrester Research Inc. (a leading independent research firm that analyzes the future of technology change and its impact on businesses, consumers and society) Internet-based call center solutions have reduced labor costs by about 43% as compared to an estimated labor cost increase of 3 percent without Internet-based solutions.

(1)  Organizational Infrastructure Support Market.

Information technology groups comprise the organizational infrastructure support market. Internal support issues range from supporting desktop and shared hardware, third party software applications, corporate information systems, corporate networks and central data center functions. Information technology departments, regardless of size of audience or organization served, are becoming overwhelmed by the proliferation of services and personnel required to support internal infrastructures. Rather than having to support more hardware and/or software, the Information technology industry is seeking more efficient ways to manage the information and data they are tasked to coordinate and distribute to a variety of audiences (including associates, vendors and customers). They are seeking to place as much power into the hands of the end user as possible.

(2)  Proprietary Product Support Market.

The proprietary product support market is characterized as an end-user customer support function. External support markets include product support, installation/configuration support, account information, and call center management.

Gartner Group, a world leader in providing business technology research, consumer and market intelligence, consulting, conferences and decision-making tools, estimates that revenues from software applications, including sales management, telesales, and customer service solutions, will grow from $900 million in 1997 to $4 billion in 2002 (an annual growth rate of 35 percent). Proprietary software products provide a clear value-add to computer hardware manufacturers, which has led to the current trend of major tier-1 manufacturers aggressively seeking value-added partners with industry specific products and services.

Looking specifically at the help-desk market, IDC, a global leader in providing technology intelligence, industry analysis, market data, and strategic and tactical guidance to the builders, providers and users of information technology, has estimated that this market will grow to approximately $2.5 billion in the year 2000 and $3.5 billion by the year 2002.

(3)  Person-to-Person Internet Support Market.

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

(4)  The Paging Market.

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

Utilize network of two-way wireless messaging.  The
Registrant intends to integrate business applications with a two-way paging system.

(d)  Products And Services.

Each product in the KEWi family can be sold independently, distributed through an application service provider ("ASP") model, or integrated with the others to provide a complete
Internet business strategy:

Knowledge Management

Customer Support (iSupport)

Wireless Device Management

Crack The Books

Comprehensive integration of these components results in a capability labeled Internet Management for the Enterprise.

(1)  Knowledge Management.

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

(2)  Customer Support.

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

(3)  Wireless Paging Management.

With a two-way pager and KEWi's Wireless Paging Management, an organization can easily and conveniently manage and track critical pager communications, interfacing business applications with a nationwide paging network. Immediate benefits include:

Maximizing support personnel productivity

Confirmation that the page was received and when

Sending and managing pages through a browser interface

Allocation of support personnel dynamically

Interaction with business applications through a pager

Greater control of paging expenses

Wireless Paging Management allows a user's business application(s) to interact electronically with a paging network. The service includes two primary interfaces (a) a 3Si developed generic application interface that allows communication between the customer network and the 3Si service; and (b) a site-specific interface that passes two-way paging data to the business application. The site-specific interface may be developed by 3Si or other systems integrators as is deemed most appropriate. Two-way paging management allows users to increase customer satisfaction and reduce overall support costs.

(4)  CrackThe BooksT.

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

(5)  Internet Management for the Enterprise.

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

(1)  3Si Application Service Provider.

In this subscription-based environment, the customer is billed monthly for access to the KEWi service. All of the software, hardware and networking systems are maintained from the Registrant's data center. This business model has the advantage of minimal startup expense time and does not require any expertise from the customer. Currently over 500 customers access KEWi products and services through the ASP business model. These users include SMI International, Evolving Systems, and Cable Labs.

(2)  Customer Installed.

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

(3)  Rebranding and Distribution.

Rebranding of KEWi products and services will produce the most dramatic impact on gaining market share. This distribution model is an ideal model for companies that would like to get into the web services and knowledge delivery market quickly and efficiently. The "Powered by KEWi" branding will generate recurring revenue for the Registrant through royalty licensing.

In August 1999, the Registrant partnered with SMI
International, a Colorado Springs-based management group (formerly Space Mark Inc.), by signing a master reseller agreement in the ordinary course of business. The agreement gives SMI exclusive rights to market KEWi.net products to all local, state and federal government agencies in the United States, including the State of Alaska, as well as all government and commercial customers in Australia, New Zealand.

A joint marketing and warrant agreement between KEWi.net and
Qwest Cyber.Solutions   has been signed in the ordinary course of
business with the goal of developing a Qwest Cyber.Solutions branded suite of KEWi-based products.

(4)  Wireless Paging Management.

Wireless paging management has the ability to generate revenue by developing customer specific business application interface, sale of the pager devices, reselling the paging service, and service fees for access through the KEWi data center to the wireless paging network.

(f)  Strategic Alliances.

KEWi.net is at a crossroads in company growth. As the Registrant identifies qualified individuals with the skills, expertise and vision to expand the organization, it relies on several significant partnerships to guide us along the way as the Registrant transitions from utilizing outsourcing to building a solid infrastructure. At this time, KEWi's wireless product interfaces with SkyTelr network. The Registrant has also signed a technology alliance agreement in the ordinary course of business with Weblink Wirelessr to integrate business applications.

The Registrant's strategy is to continue to expand the offering of the KEWi family of products to a broader customer base. By partnering with application service providers and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market. The agreements with Qwest Cyber.Solutions are an example of this strategy.

The addition of document management and portal management to the family of KEWi products, along with the expansion of capabilities in the knowledge management and request tracking products, has increased the size of the potential market for KEWi products and services.

(g)  Competition.

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

(h)  Employees.

As of June 30, 2001, the Registrant had seven employees, six of whom are in the area of sales and marketing and software development and customer service, and one of whom is in administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

From May 1, 1999 to June 30, 2000, the Registrant was provided a small amount of space at its Englewood, Colorado location by the purchaser of its systems integration business.
Effective as of October 1, 2000, the Registrant has a month-to-month lease for the continued use of this space.

In June 2000, 3Si acquired $27,123 of computer equipment under a capital lease. The equipment was placed in service July
2000. Accumulated amortization as of June 30, 2001, and amortization expense for the year then ended is $9,041.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

On February 28, 2001, the Registrant filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to Storage Area Network. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and rescission of the settlement agreement. Management is unable to take any position at this time as to the likely outcome of the matter. For a further discussion of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2001

                                                       High              Low

Quarter Ended September 30, 2000                       0.25              0.11
Quarter Ended December 31, 2000                        0.20              0.08
Quarter Ended March 31, 2001                           0.24              0.06
Quarter Ended June 30, 2001                            0.15              0.06

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended on June 30, 2000

                                                       High              Low

Quarter Ended September 30, 1999                       0.20              0.10
Quarter Ended December 31, 1999                        0.18              0.07
Quarter Ended March 31, 2000                           0.94              0.12
Quarter Ended June 30, 2000                            0.50              0.19

Holders of Common Equity.

As of October 1, 2001, there were approximately 1,700 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

The Registrant made the following issiance of unregistered securities during the fiscal year ended June 30, 2001:

On June 1, 2001, the Registrant granted warrants to purchase 100,000 shares of the Registrant's common stock at a price of $.25 per share. These warrants were issued to a consultant in connection with the preparation of a financing package to seek debt or equity capital. These warrants became exercisable on June 1, 2001, and are effective until June 1, 2006. Consulting expense of $3,482 was recognized during the year ended June 30, 2001, related to the warrants.

No commissions or fees were paid in connection with this issuance. This issuance was undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Rule 506 of Regulation D by the fact that:

the issuance were made to a sophisticated investor as defined in Rule 502;

the information specified in paragraph (b)2(ii)(B) and paragraph (b)(2)(ii)(C) of this section was provided to each investor;

the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the issuance of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Financial Condition at June 30, 2001.

(a)  General.

As of June 30, 2001, the Registrant had positive working capital of approximately $29,000, and had working capital provided by operation of $138,000 for the year then ended.
Substantially all June 30, 2001, trade receivables are current.
All trade payables are also current as of June 30, 2001, with the exception of one $25,000 vendor account that will be paid off between August and October 2001.

(b)  Vendor Settlements.

A settlement was reached with a vendor, Storage Area Network ("SAN"), in March 2000 whereby SAN received 6,460,137 shares ("the SAN Shares") of the Registrant's common stock and the liability was discharged. The SAN shares are subject to redemption at a predetermined price under the following terms. All contingent proceeds received after August 2000, from the May 1999 sale of the systems integration business, will be used to redeem the SAN shares. In addition, the Registrant will use 50% of any capital investment or loans, and 50% of net income, realized after August 2000, to redeem SAN shares. At the point SAN has received redemption payments totaling $2,200,000, the Registrant will have the right, but not the obligation, to continue purchasing the SAN Shares.

The Registrant has received a contingent payment of $75,000 in September 2000 and has net earnings that must, under the terms of the redemption agreement, be used to redeem SAN shares. This redemption agreement is being contested, and consequently no redemptions will be made until after the dispute is resolved.

On February 28, 2001, the Registrant filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and rescission of the settlement agreement, as discussed above. Management is unable to take any position at this time as to the likely outcome of the matter.

(c)  Contingent Sales Proceeds.

The agreement for the May 1999, sale of the systems integration business provides for contingent payments to the Registrant of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April 2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002).

Contract renewal payments of $75,000 and $250,000 were received in September 2000 and March 2000, respectively. Profits from the sold business have not exceeded contract renewal payments through April 2001 according to the purchaser's unaudited calculations, and the purchaser asserts that no additional contingent payments are due to the Registrant at this time. the Registrant has sent the purchaser a notice of objection to the April 2001 calculation of profits from the sold business. the Registrant believes that the profits from the sold business may be significantly understated, and that the Registrant may be entitled to contingent payments. Management is unable to take any position at this time as to the likely outcome of this matter.

The first $158,000 of additional contingent payments earned by the Registrant will be retained by the buyer to pay for compensated absences for former Registrant employees. This amount is included under accrued liabilities in the June 30, 2001 balance sheet. Management does not intend to make payments on this balance until the contingent payment issue is resolved.

(d)  Other Sources of Working Capital.

The Registrant is anticipating that the $50,000 escrow account (held to register the common stock subject to redemption) will be released in the near future when the Registrant has fulfilled its obligation to prepare the registration statements.

(e)  Credit Facilities.

The Registrant currently has no line of credit facility in place. The provision in the SAN settlement agreement, requiring that 50% of loan proceeds will be used to redeem the SAN shares, may impact the the Registrant's ability to obtain additional short-term financing. Management is seeking a $100,000 line of credit collateralized by anticipated receivables from future web site development projects.

Results of Operations.

(a)  Overview.

The Registrant's principal services provided during FY 2001 were web site development and paging system implementation using the KEWi.net products, and the licensing of the KEWi.net
Internet-based customer support system.

The Registrant entered into an agreement to develop and maintain a web site for Qwest Cyber.Solutions ("QCS"). Revenues of $967,000 under this agreement were reported in FY 2001. The web site development was completed in FY 2001. The Registrant anticipates providing maintenance, data storage, and special project work to QCS in FY 2002.

The Registrant entered into an agreement with SMI
International ("SMI"), the entity that owns the 26% minority interest in KEWi, to maintain and operate the Internet-based customer support system for the U.S. Air Force Operational Space and Support Program. The annual fee under this agreement was $130,000. This agreement has been renewed through October 2001, and is anticipated to be renewed for SMI's fiscal year of November 2001 to October 2002.

The Registrant also entered into an agreement to implement a paging system for Storage Technology Corporation ("STK"). Revenues of $60,000 under this agreement were reported in FY 2001. Another $60,000 of revenues will be recognized in FY 2002 upon completion of the agreement.

The Registrant is bidding to provide web site development and maintenance services for several major entities for FY 2002.
The Registrant's bid to develop a web-based portal for Lucent
Technologies during the second quarter of FY 2002 has been accepted. Revenues are estimated to be $500,000 from this project.

(b)  Year Ended June 30, 2001 with Comparison to Year Ended June 30, 2000.

The Registrant reported net earnings for FY 2001 of $105,580 compared with a restated net loss of $2,516,794 for FY 2000. Revenues increased by approximately $1,066,000 for FY 2001 compared to FY 2000. This primarily reflects the new agreements with QCS, SMI, and STK.

Cost of revenues increased by approximately $270,000 for FY
2001 compared to FY 2000. Total cost of revenue for FY 2001 includes $197,000 of subcontract costs on the QCS agreement and $220,000 of compensation costs and payroll taxes.

Selling and administrative expenses are comparable for FY
2001 and FY 2000. A settlement loss of $2,028,952 was recorded in FY 2000 equal to the difference between the $2,211,048 liability to Storage Area Network and the $4,240,000 value of the shares issued to discharge the debt.

Interest expense decreased by approximately $179,000 for FY 2001 compared to FY 2000. Interest expense of $183,000 was incurred and paid to SAN in FY 2000 prior to the settlement agreement reached on the $2.2 million debt owed by the Registrant. The Registrant's only debt subject to interest at June 30, 2001, is a $17,000 capital lease.

Contract renewal payments of $75,000 and $250,000 related to the agreement for the May 1999, sale of the systems integration business, were received in September 2000 and March 2000, and have been reported as gain on disposal of the systems integration segment. No future contract renewal payments are provided for in the May 1999 agreement.

Risk Factors.

The Registrant recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where KEWi, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Registrant will be able to capture and maintain enough market share to compete successfully in the future. The Registrant sees the following risk factors associated with its business:

(a)  Product Development.

There can be no assurance that the company will generate significant revenues in the future from its developed products; and there can be no assurance that the company will operate at a profitable level. If the company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the company's business will not succeed. In such event, investors in the shares of common stock of the Registrant may lose their entire investment.

As a result of the fixed nature of many of the Registrant's expenses, the company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of the company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the company's business, operations and financial condition.

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient cash flow to continue its operations for an indefinite period at the current level without requiring additional financing. However, the Registrant will need to raise additional capital in the next 12 months, through debt or equity, to implement fully implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate or if cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

(c)  Control of the Registrant by Officers and Directors.

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

(d)  Product Distribution and Market Acceptance.

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

(e)  Changing Technologies.

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

(f)  Acceptance and Effectiveness of Internet Electronic Commerce.

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

(g)  Competition in Internet Commerce.

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

(h)  Unreliability of Internet Infrastructure.

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

(i)  Governmental Regulation of the Internet.

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

(j)  Shares Eligible For Future Sale.

All of the 26,012,081 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended June 30, 2001, and for the year ended June 30, 2000 are presented in a separate section of this report following Item 13.

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

(a)  Frank W. Backes, President/Director.

Mr. Backes, age 40, was appointed President and Chief
Executive Officer of the Registrant in June 1999. Mr. Backes previously served as Executive Vice President and Chief
Technologist of the Registrant since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment
Corporation.  Mr. Backes also serves as a Director of the Registrant.

(b)  Jerome K. Thorson, Chief Executive Officer/Director.

Mr. Thorson, age 54, joined the Registrant on May 1, 2001.
He has worked in the information technology industry for more than 30 years. Most recent, Mr. Thorson was self-employed as a consultant, working with venture capitalists to create global managed service companies. From 1999 to 2000, he served as president and chief operating officer of (i)Structure, a technology company. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems Corporation, his last position being that of a business unit president.

(c)  Frederick J. Slack, Executive Vice President/Director.

Mr. Slack, age 46, was appointed Executive Vice President in
June 1999 of KEWi.net and is responsible for sales and marketing. From 1993 to June 1999, he served as President and Chief Executive Officer of the Registrant. Prior to joining the Registrant in 1993, Mr. Slack served as project manager for government customers at Digital Equipment Corporation. Mr. Slack also serves as a Director of the Registrant.

(d)  Felipe L. Valdez, Secretary/Director.

Felipe L. Valdez, 48, was appointed Secretary of the
Registrant in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of the Registrant. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of the Registrant.

(e)  Tom N. Richardson, Director.

Mr. Richardson, age 51, has served as a Director of the Registrant since July 1986. Mr. Richardson has been an independent oil operator since December 1997. From March 1994 to December 1997, he served as President and Chief Financial Officer of Tyrex Oil Co. Mr. Richardson joined Tyrex Oil Co. in 1980 as
Land Manager.

(f)  Doris K. Backus, Director.

Doris K. Backus, 47, has served as a Director of the Registrant since December 1991. She previously served as Secretary of the Registrant and was employed by the company from 1983 to 1999.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Thorson inadvertently failed to file a Form 3 upon becoming an officer and director of the Registrant. In addition, Messrs. Slack, Valdez, and Richardson inadvertemtly failed to file Form 4's after the disposition of certain shares of the Registrant (which will appear on the Registrant's Form 5). Finally, the Registrant inadvertently failed to file a Form 5 after the 2001 fiscal year end. These reports are being prepared and will be filed shortly. The Registrant is unaware of any other required reports that were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.


                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

Frank W.    2001   $122,800   0       0       0       0         0       0
Backes,     2000   $114,800   0       0       0       0         0       0
President   1999   $110,000   0       0       0       0         0       0

Frederick   2001   $118,000   0       0       0       0         0       0
J. Slack,   2000   $110,000   0       0       0       0         0       0
Ex. Vice    1999   $110,000   0       0       0       0         0       0
President

Felipe L.   2001   $  2,700   0       0       0       0         0       0
Valdez,     2000   $  4,230   0       0       0       0         0       0
Secretary   1999   $ 91,667   0       0       0       0         0       0

(1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

(2) There were no stock options granted to officers or directors during the fiscal year ended June 30, 2001.

Mr. Thorson only joined the Registrant on May 1, 2001 and only received $10,000 in compensation from that date to the end of the fiscal year. None of the other directors of the Registrant received any compensation.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of October 1, 2001 (41,873,998 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of        Name and Address               Amount of       Percent of
Class           of Beneficial Owner            Beneficial         Class
                                               Ownership(1)

Common Stock    Frederick J. Slack               8,677,444         20.72%
                6886 South Yosemite Street
                Englewood, Colorado 80112

Common Stock    Felipe L. Valdez                 8,620,545         20.59%
                6886 South Yosemite Street
                Englewood, Colorado 80112

Common Stock    Frank W. Backes                  8,477,777         20.25%
                6886 South Yosemite Street
                Englewood, Colorado 80112

Common Stock    Storage Area Network             6,460,137 (2)     15.43%
                10691 East Tomich Drive
                Franktown, Colorado 80116

Common Stock    Tom Richardson                     182,748          0.44%
                777 North Overland Trail #101
                Casper, Wyoming 82601

Common Stock    Doris K. Backus                     53,567          0.13%
                777 North Overland Trail, #101
                Casper, Wyoming 82601

Common Stock    Jerome K. Thorson
                6886 South Yosemite Street
                Englewood, Colorado 80112                0          0.00%

Common Stock    Shares of all directors and     26,012,081         62.12%
                executive officers as a group
                (6 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The Registrant is not aware as to who are the principal holders of this company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

Loans payable to 3Si, Inc. from its Messrs. Backes, Slack, and Valdez totaled $162,395 at June 30, 1999. These loans are collateralized by the Registrant's common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Registrant that was subject to going concern considerations at June 1999, the $162,395 balance was fully reserved and recorded as an expense during the year ended June 30, 1999. No interest income has been accrued since June 30, 1999. These amount owed are evidenced by three promissory notes, all dated October 8, 2001. The terms of these transactions are no less favorable to the Registrant than the terms it could obtain from disinterested third parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                            Page

Independent Auditors' Report                                               26

Consolidated Balance Sheet as of June 30, 2001                             27

Consolidated Statements of Earnings for the years
ended June 30, 2001 and June 30, 2000                                      29

Consolidated Statement of Stockholders' Equity for the years
ended June 30, 2001 and June 30, 2000                                      30

Consolidated Statements of Cash Flows for the years
ended June 30, 2001 and June 30, 2000                                      31

Notes to Consolidated Financial Statements                                 33


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           3Si Holdings, Inc.


Dated: October 12, 2001                    By: /s/ Frank W. Backes
                                           Frank W. Backes, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                                    Date

/s/ Frank W. Backes          President/Director              October 12, 2001
Frank W. Backes

/s/ Jerome K. Thorson        Chief Executive                 October 12, 2001
Jerome K. Thorson            Officer/Director

/s/ Frederick J. Slack       Executive Vice                  October 12, 2001
Frederick J. Slack           President/Director

/s/  Felipe L. Valdez        Secretary/Treasurer             October 12, 2001
Felipe L. Valdez             (principal financial and
                             accounting officer)/Director

/s/  Tom Richardson          Director                        October 12, 2001
Tom Richardson

/s/  Doris K. Backus         Director                        October 12, 2001
Doris K. Backus

                            INDEPENDENT AUDITORS' REPORT

Board of Directors
3Si Holdings, Inc.

We have audited the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of June 30, 2001, and the related consolidated statements of earnings, cash flows, and changes in stockholders' (deficit) for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the sale of substantially all assets effective as of May 1, 1999, was erroneously not previously reported as the discontinuation of a business segment. Accordingly, the 2000 financial statements have been restated to correct the presentations. There is no effect on net loss or equity.

As discussed in Note H to the financial statements, the issuance of 3Si Holdings, Inc. common stock on March 27, 2000, to settle a vendor debt was previously reported at the amount of the liability. The value of the 3Si Holdings, Inc. common stock issued has been restated to the bid price on the date of issuance. As discussed in Note I to the financial statements, no value was assigned, in previously issued financial statements, to rights granted in May 2000 to acquire 10% of the outstanding common shares of the KEWi subsidiary. The value of these rights has been restated to reflect their value as being comparable to the value of warrants to acquire stock in the parent company -
3Si Holdings, Inc. The related net loss attributable to the minority interest has also been restated. The effect of these restatements is to increase the net loss for the year ended June 30, 2000 by $2,072,052.

/s/ Balogh and Tjornehoj, LLP
Balogh and Tjornehoj, LLP
September 7, 2001
Denver, Colorado

                               3SI HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note B)                                $  198,476
Accounts receivable (Note D)                                          31,448
Other current assets                                                   9,478

Total current assets                                                 239,402

PROPERTY AND EQUIPMENT AT COST (NOTES B AND G)
Computer systems and software                                        117,981
Less accumulated depreciation and amortization                       (39,564)

Net equipment                                                         78,417

OTHER ASSETS
Escrow account (Note H)                                               51,497

Total other assets                                                    51,497

Total assets                                                      $  369,316

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt (Note G)                        $    8,833
Accounts payable - trade                                              43,782
Accrued liabilities (Notes F and H)                                  157,708

Total current liabilities                                            210,323

NON-CURRENT LIABILITIES
Long-term debt (Note G)                                                8,640

COMMITMENTS AND CONTINGENCIES (NOTES G AND H)                              -

MINORITY INTEREST (NOTE I)                                            15,899

COMMON STOCK SUBJECT TO REDEMPTION (NOTES B AND H)
6,460,137 shares issued at June 30, 2001                           2,211,048

STOCKHOLDERS' (DEFICIT) (NOTE J)
Common stock - authorized 50,000,000
shares of $.01par value; 41,634,487 shares issued at
June 30, 2001                                                        378,370

Additional paid-in capital                                         3,256,174

Accumulated (deficit)                                             (5,672,954)

Treasury stock at cost - 6,220,626 shares                            (38,184)

Total stockholders' (deficit)                                     (2,076,594)

Total liabilities and stockholders' (deficit)                     $  369,316

           The accompanying notes are an integral part of these statements

                                    3Si HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,                                      2001            2000

Consulting and other service revenue                 $ 1,197,886    $  131,708

Cost of revenues                                         469,595       198,876

Gross profit                                             728,291       (67,168)

Selling and administrative expenses                      689,074       684,900

Earnings (loss) from operations                           39,217      (752,068)

Other income (expense)
Miscellaneous income                                      24,516        33,665

Loss on settlement of debt (Note H)                            -    (2,028,952)

Interest expense (Note E)                                 (3,876)     (182,749)

Total other income (expense)                              20,640    (2,178,036)

Net earnings (loss) before minority interest              59,857    (2,930,104)

Minority interest (Note I)                               (29,277)      163,310

Net earnings (loss) before income taxes                   30,580    (2,766,794)

Income tax expense (Note L)                                    -             -

Net earnings (loss) from continuing operations            30,580    (2,766,794)

Discontinued operations (Note N)
Gain on disposal of systems integration segment
(no related tax benefit was recorded)                     75,000       250,000

Net discontinued operations                               75,000       250,000

Net earnings (loss )                                $    105,580   $(2,516,794)

Basic and diluted earnings (loss) per
common share (Note B)
Net earnings (loss) from continuing operations      $          -   $     (0.08)
Gain on disposal of systems integration segment                -          0.01
Net earnings (loss)                                 $          -   $     (0.07)

Weighted average shares outstanding                   35,317,795    34,876,682

           The accompanying notes are an integral part of these statements

                                     3Si HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)


                                                                                                  Total
                              #                    Additional                  Treasury       Stockholders'
                           Common       Common      Paid-In      Accumulated     Stock          (Deficit)
                           Shares       Stock       Capital       (Deficit)                       Equity
Balance June 30, 1999    40,084,156   $  400,842   $ 2,773,536   $(3,261,740)  $(1,857,353)   $(1,944,715)

Shares reacquired; 60,000
at $.186 per share                -            -             -             -       (11,169)       (11,169)

Shares reacquired;
110,000 at $.191 per share        -            -             -             -       (21,028)       (21,028)

Exercise of options at
$.10 per share              117,800        1,178        10,602             -             -         11,780
Common shares issued in
settlement of litigation,
net of 6,005,626 shares
from treasury               454,511         4,545      173,041                   1,851,366      2,028,952

Less common shares subject
to redemption            (4,252,015)      (42,520)      42,520                           -              -

Rights granted to acquire
stock in KEWi.net (Note I)                              62,500                                     62,500

Shares issued in settlement
of litigation (Note H)    1,100,000        11,000      143,688              -             -       154,688

Restated net loss for the
year ended June 30, 2000          -             -            -    (2,516,794)             -    (2,516,794)

Balance June 30, 2000    37,504,452       375,045    3,205,887    (5,778,534)       (38,184)   (2,235,786)

Shares issued for legal
services at $.156 per
share on October 4, 2000    216,199         2,162       31,565             -              -        33,727

Shares issued for legal
services at $.141 per
share on October 31, 2000   116,332         1,163       15,240             -              -        16,403

Warrants granted to
Consultant                       -              -        3,482             -              -         3,482

Net earnings for the year
ended June 30, 2001              -              -            -       105,580              -       105,580

Balance June 30, 2001   37,836,983        378,370    3,256,174    (5,672,954)       (38,184)   (2,076,594)



See Note H related to 6,460,137 shares of common stock, subject to redemption, which are presented separately from stockholders' deficit on the balance sheet.

         The accompanying notes are an integral part of these statements

                                 3Si HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,                                      2001         2000

Operating activities:
Net earnings (loss)                                  $  105,580   $(2,516,794)
Reconciling adjustments:
Depreciation and amortization                            24,347        39,717
(Recovery of) doubtful accounts                               -       (11,169)
Loss on settlement of debt                                    -     2,028,952
Rights granted to acquire stock in KEWi.net                   -        62,500
Stock issued for services                                50,130             -
Compensation upon grant of warrants                       3,482             -
Net (gain) on disposition of assets                     (75,000)     (223,417)
Earnings (loss) attributable to minority interest        29,277      (163,310)
Changes in operating assets and liabilities:
Accounts receivable                                      23,157       382,616
Other assets                                             (8,262)       59,784
Accounts payable and accrued liabilities               (122,689)   (1,039,718)
Total adjustments                                       (75,558)   (1,135,955)

Net cash provided by (used for) operating activities     30,022    (1,380,839)

Investing activities:
Proceeds on sale of assets (Note N)                      75,000       250,000
Purchase of equipment                                   (35,334)      (26,949)
Software development costs                                    -       (15,756)
Escrow account                                           (1,497)      (50,000)

Net cash provided by investing activities                38,169       157,295

Financing activities:
Payments on notes payable and capital lease              (7,413)       (1,803)
Proceeds from exercise of options (Note J)                    -        11,780
Purchase of treasury stock                                    -       (21,028)

Net cash (used for) financing activities                 (7,413)      (11,051)

Net change in cash and cash equivalents                  60,778    (1,234,595)

Cash and cash equivalents at beginning of period        137,698     1,372,293

Cash and cash equivalents at end of year                198,476       137,698
3Si HOLDINGS, INC.

Summary of noncash investing and financing activities:

The Company issued 1,100,000 shares of its common stock in September 1999 to settle litigation with a leasing company (See Note H).

The Company issued 6,460,137 shares of its common stock subject to redemption in March 2000 to settle a liability with a vendor (See Note H).

The Company granted rights to purchase 10% of the KEWi.net, Inc. common stock in May 2000 in connection with a joint marketing agreement (See Note I).

The Company issued 332,531 shares of its common stock in October 2000 for legal services provided.

The Company reacquired 60,000 shares of its common stock in April 2000 to satisfy an obligation from a former employee (See Note J).

The Company entered into a capital lease agreement in the year ended June 30, 2000 (See Note G).

                                                         2001         2000

Interest paid                                       $     3,876     $ 182,749
Income tax paid                                               -             -

          The accompanying notes are an integral part of these statements

                               3Si HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

3Si, Inc.

3Si, Inc. ("3Si") was incorporated in the State of Colorado in 1979. 3Si is a wholly owned subsidiary of 3Si Holdings, Inc., a publicly traded company ("TSIH" or the "Company"), with a controlling ownership in KEWi.net, Inc. In May 1999, 3Si sold its interest in its computer reseller, consulting, and government sales divisions (See Note N) for the purpose of focusing its efforts on the marketing, sales, and integration of KEWi.net products. 3Si is an integration partner and master reseller for KEWi.net.

On May 28, 1997, TSIH (previously known as Tyrex Oil Company) acquired 100% of the common stock of 3Si. Under the terms of the merger, 3Si is a wholly owned subsidiary of TSIH. The merger has been accounted for as a purchase of TSIH by 3Si, since the merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

3Si focuses on the sales, marketing, integration and distribution of KEWi.net products. While KEWi.net focuses its efforts on the development of Internet-based customer support products, 3Si specializes in the business application of these products.

The Company's principal services provided during the years ended June 30, 2001 and 2000, were web site development using the KEWi.net products, and the licensing of the KEWi.net Internet-based customer support system. The Company's principal markets are large corporations located in Colorado.

The corporate offices are located in Englewood, Colorado.

KEWi.net, Inc.

KEWi.net, Inc. ("KEWi") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owns 69% of the outstanding common stock of KEWi as of June 30, 2001 and 2000.

Principles of Consolidation

The accounts of 3Si and KEWi are consolidated into the TSIH financial statements. All intercompany balances and transactions have been eliminated. A minority interest is presented in the TSIH financial statements for the 31% interest of KEWi not owned by TSIH (See Note I).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comparability of Financial Statements

Certain items from the June 30, 2000 financial statements have been reclassified in order to make them comparable to the current financial statements. See Notes H and I for restatements made as of June 30, 2000.

Business Segments

The Company operated in only one business segment as a systems integrator until May 1999. Subsequently, TSIH operated in only one business segment related to its KEWi.net products. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States. See Note C for information on major customers.

The sale of substantially all assets effective as of May 1, 1999, is considered the discontinuation of a business segment (See Note
N). The disclosures in the June 30, 2000, financial statements have been revised to add the reporting of discontinued operations. There is no effect on net loss or equity related to the correction of this error.

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

                                Equipment       Software
                                and Capital    Development
Year ended                      Leases            Costs

6/30/2000                       $   7,717      $    32,000
6/30/2001                       $  24,347      $         -

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

The KEWi software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Advertising Costs

Advertising costs are charged to operations as incurred.

Advertising expense is as follows:

Year ended

6/30/2000          $  1,000
6/30/2001          $    800

Earnings Per Share

The basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.
Diluted EPS, if any, reflects the potential dilution that could occur if dilutive securities (including common stock subject to redemption) were exercised or converted into common stock that then shared in the earnings.

Net loss per share for the year ended June 30, 2000, was computed only on the basis of the 34,876,682 weighted average number of common shares outstanding. Common stock subject to redemption, shares subject to warrants, and stock options would have had an anti-dilutive effect.

The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock for the year ended June 30, 2001:

Weighted average number of common
shares used in basic EPS                                   37,525,917
Effect of dilutive securities:
Stock options                                                   2,166
Common stock subject to redemption                          4,252,015
Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS                           41,780,098

Fair Value of Financial Instruments

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                          2001
                                  Carrying     Fair
                                   Amount      Value

Cash and cash equivalents         $198,476     $198,476

Capital lease obligations          (17,473)     (17,473)

The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities.
The carrying amounts approximate fair value.

Statements of Financial Accounting Standards ("SFAS") No. 133, 137, and 138, "Accounting for Derivative Instruments and Hedging Activities" became effective during the year ended June 30, 2001. These statements require that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The new standards have no effect on the financial statements of TSIH. The Company currently has no derivative instruments, and does not expect to engage in hedging activities.

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed", at each balance sheet date the unamortized capitalized costs of a computer software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset is written off.

Common Stock Subject to Redemption

Common stock subject to redemption (See Note H) is presented separately from stockholders' deficit since the Company does not control the redemption. These securities are initially recorded at their fair value. No accretion to the redemption amount is recorded at the balance sheet date, since the date of future redemptions is not determinable at this time. Future redemptions for consideration that exceeds the carrying amount of the security will be treated as a reduction of income applicable to common stockholders.

Effect of New Accounting Pronouncements

Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", No.142 "Goodwill and other Intangible Assets," and No. 143 "Accounting for Asset Retirement Obligations" will become effective after the year ended June 30, 2001. The new standards are expected to have no effect on the financial statements of TSIH.

NOTE C - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Revenues (in thousands) from continuing operations are summarized as follows:

                                            2001          2000

Major customer #1                          $   967        $    80
Major customer #2 (a related
party - See Note M)                            147              -
Major customer #3                               60             24
KEWi monthly subscription fees                  24             28

Net revenues                               $ 1,198        $   132

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables. At June 30, 2001, the Company's bank balances were approximately $48,000 in excess of the amount insured by the Federal Deposit Insurance Corporation.

Generally, the Company does not require collateral or other security to support customer receivables. At June 30, 2001, one customer owed approximately 95% of the trade receivables.

NOTE D - ACCOUNTS RECEIVABLE

The detail of accounts receivable is as follows:

                                                  2001

Trade receivables                              $  31,448
Allowance for doubtful accounts                       -
Net                                            $  31,448

NOTE E - SHORT-TERM BORROWING

The weighted average interest rate on vendor debt was 11.75% for the year ended June 30, 2000. This debt was settled in March 2000 (See Note H).

NOTE F - ACCRUED LIABILITIES

Accrued liabilities of $157,708 as of June 30, 2001, represents compensated absences to former employees (See Note H).

NOTE G - COMMITMENTS

Leases

From May 1, 1999 to June 30, 2000, the Company was provided a small amount of space at its Englewood, Colorado location by the purchaser of its systems integration business. Effective as of October 1, 2000, TSIH has a month-to-month lease for the continued use of this space.

                                      Rent
Year ended                           Expense

6/30/2000                            $14,000
6/30/2001                            $27,000

In June 2000, 3Si acquired $27,123 of computer equipment under a capital lease. The equipment was placed in service July 2000.
Accumulated amortization as of June 30, 2001, and amortization expense for the year then ended is $9,041.

                                                     2001

Minimum capital lease payments of $901
per month through April 2003; net of
deferred interest $5,760 at June 30, 2000           $  17,473

Less current portion                                    8,833

Long-term debt                                      $   8,640

Long-term debt matures as follows:

Second year                                         $   8,640

Subsequent years                                            -

Long-term debt                                      $   8,640

Other Commitments

See Note I related to commitment for additional ownership interest in KEWi and Note H related to common stock subject to redemption.

NOTE H - CONTINGENCIES

Self-Insured Medical Program

3Si adopted a self-insured medical program for its employees and their dependents in 1998. The Company was liable for annual medical expenses up to $35,000 for each individual. The Plan was discontinued upon the sale of substantially all assets of 3Si (See Note A). No significant future liability is anticipated for claims incurred prior to the discontinuation of the plan.

Litigation - Leasing Company

During the year ended June 30, 1999, a leasing company filed suit against 3Si to recover damages under a government lease agreement. A settlement was reached in September 1999. 3Si paid the plaintiffs $75,000, and issued 1,100,000 shares of TSIH restricted common stock to the plaintiffs on September 20, 1999. The stock issued was valued at $154,688, the remaining amount of debt. The $224,688 combined amount of settlement (which is net of the $5,000 value of inventory recovered) was accrued as a loss at June 30, 1999. The $.14 per share value upon issuance of TSIH restricted common stock approximates the bid price at that date.

Vendor Settlement/ Common Stock Subject to Redemption

A settlement was reached with a vendor in March 2000. Storage Area Network ("SAN"), was owed $2,211,048 at June 30, 1999. SAN received 6,460,137 shares ("the SAN shares") of TSIH common stock on March 27, 2000, and the liability to SAN was discharged.

The SAN shares issued were reported in previously issued financial statements at $.342 per share. This amount equaled the reported liability, and reflected the bid price of the TSIH stock during the negotiation process. No gain or loss was previously recorded on this settlement. The bid price of TSIH stock increased to $.656 on the date the SAN shares were issued. Although this was a temporary fluctuation in the bid price of TSIH stock, in accordance with the Securities and Exchange Comission, the value of the SAN shares has been restated to reflect the bid price upon issuance. An additional non-cash cost of between the $2,211,048 liability and the $4,240,000 value of the SAN shares issued is reflected as a loss in the restated June 30, 2000, statement of earnings.

A $50,000 escrow account was established by TSIH under the settlement for TSIH to use to cover the expenses of registering the SAN shares.

Interest expense of $182,749 for the year ended June 30, 2000, was incurred and paid to SAN prior to the settlement.

Under the SAN settlement, the SAN shares will be subject to redemption under the following terms. All contingent proceeds received after August 2000 from the May 1999 sale of the systems integration business (See Contingent Sales Proceeds below) will be used to redeem the SAN shares. In addition, TSIH will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem SAN shares. For redemption payments through September 2000, the SAN shares shall be transferred back to TSIH at $.35 per share. For subsequent redemption payments, the SAN shares shall be transferred back to TSIH at $.52 per share, or the then current market price, whichever is higher. At the point
SAN has received redemption payments totaling $2,211,048, TSIH will have the right, not the obligation, to continue purchasing the SAN shares. Common stock subject to redemption of $2,211,048 has been recorded on the accompanying balance sheet (4,252,015 shares at $.52 per share).

TSIH has received a contingent payment of $75,000 in September 2000 and has net earnings that must, under the terms of the redemption agreement, be used to redeem SAN shares. This redemption agreement is being contested, and consequently no redemptions will be made until after the dispute is resolved.

On February 28, 2001, TSIH filed a complaint in the District
Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and rescission of the settlement agreement, and disgorgement of the SAN shares discussed above. Management is unable to take any position at this time as to the likely outcome of the matter.

Contingent Sales Proceeds

In connection with the sale of its systems integration business effective as of May 1, 1999, 3Si will also be able to earn up to an additional $2,198,000 over a three-year period based upon the contingencies set forth in the agreement. The agreement provided for additional contingent payments to 3Si of $325,000 when key contracts were renewed. Contract renewal payments of $75,000 and $250,000 were received in September and March 2000, respectively, and have been recorded as gain on disposal of systems integration segment.

The asset purchase agreement also provided for contingent payments to 3Si of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business have not exceeded contract renewal payments through April 2001, according to the purchaser's unaudited calculations, and the purchaser asserts that no additional contingent payments are due to 3Si at this time. 3Si has sent the purchaser a notice of objection to the April 2001 calculation of profits from the sold business. 3Si believes that the profits from the sold business may be significantly understated, and that 3Si may be entitled to contingent payments. Management is unable to take any position at this time as to the likely outcome of this matter.

The first $157,708 of additional contingent payments earned by 3Si will be retained by the buyer to pay for compensated absences for former 3Si employees. This amount represents a liability that was not addressed in the purchase agreement, but the buyer assumed and paid the liability to maintain positive employee relations. This amount is included under accrued liabilities in the June 30, 2001 balance sheet.

NOTE I - MINORITY INTEREST

TSIH owns a 69% interest in KEWi.net, Inc. (See Note A) summarized as follows:

                                                    2001          2000

Minority interest beginning of year                 $   (13,378) $  149,932
Earnings (loss) attributable to minority interest        29,277    (163,310)

Minority interest end of year                       $    15,899  $  (13,378)

KEWi raised $535,000 (net of expenses) through a private offering for 26% of KEWi's common stock during the year ended June 30, 1999. KEWi also issued 5% of its common stock to an entity that assisted in the private offering. This additional 5% minority interest in KEWi (valued at $103,000) is considered part of the cost of the private offering, and no related operating expense is recorded.

TSIH has agreed to give an additional 5% ownership interest in KEWi to a consulting firm if KEWi sales and earnings in the years ended March 2000, 2001 or 2002 meet certain goals. No additional ownership interest has been earned through June 30, 2001. If additional ownership interests in the KEWi subsidiary are subsequently issued, they will be accounted for as an operating expense and additional minority interest.

In connection with a joint marketing agreement effective May
2000, KEWi has granted the other party the irrevocable right for ten years to acquire 211,212 common shares of KEWi stock (10% of the current shares outstanding) at $1.89 per share. No value had been assigned to these rights in previously issued financial statements. The value of these rights has been restated to reflect their value as being comparable to the value of warrants to acquire stock in the parent company - TSIH. Additional marketing expense of $62,500 related to these rights is reflected in the restated June 30, 2000 statement of earnings. Additional paid-in capital is also increased by $62,500 for this non-cash transaction. There is no effect on equity.

NOTE J - STOCKHOLDERS' EQUITY (DEFICIT)

Treasury Stock

In December 1997 the Company reacquired 6,005,626 of its own common shares at $.30 per share under a self-tender offer. The $.30 per share was in excess of bid price of $.23 to $.25 per share in December 1997. The tender offer was extended to the stockholders who owned TSIH stock before the merger with 3Si (See Note A). The Company received no stated or unstated consideration, rights or privileges in connection with the reacquisition of its own shares.

In December 1999 the Company elected to reacquire 110,000 of its own common shares at $.191 per share from a former employee. In April 2000 the Company reacquired 60,000 of its own common shares at $.186 per share in satisfaction of an obligation from a former employee. The recorded acquisition cost of both treasury stock purchases approximates the bid price of the Company's common stock at the time of acquisition.

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

                                           # Shares       Exercise
                                         Under Option      Price*

End of period, June 30, 1999              1,262,500          .125
Granted                                   1,000,000          .128
Forfeited                                (1,045,700)         .131
Exercised                                  (117,800)         .100

End of period, June 30, 2000 and also
June 30, 2001 (all exercisable)           1,099,000      $   .126

Option price$  .10 - $  .156
* weighted average

The Company continues to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Compensation cost charged to operations was $0 for each of the years ended June 30, 2001 and 2000.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net earnings (loss) would have changed as follows due to the amortization of deferred compensation over the vesting periods related to the options granted in the year ended June 30, 2000:

                                                 2001      2000

As reported

Net earnings (loss) from continuing
Operations                                      $ 30,580   $(2,766,794)

Discontinued operations
Gain on disposal of systems
integration segment                               75,000       250,000

Net earnings (loss)                            $ 105,580   $(2,516,794)

Pro forma

Net (loss) from continuing operations          $    (647)  $(2,817,380)

Discontinued operations
Gain on disposal of systems
integration segment                               75,000       250,000

Net earnings (loss)                            $  74,353   $(2,567,380)

As reported and pro forma

Basic and diluted (loss) per share

                                                 2001      2000

Net earnings (loss) from
continuing operations                          $      -   $     (0.08)

Net discontinued operations                           -          0.01

Net (loss)                                     $      -   $     (0.07)

The weighted average fair value of options granted during the year ended June 30, 2000, is $.125.

The fair value of each option granted is estimated on the date of the grant or modification of the plan terms using the Black
Scholes model. The following assumptions were made in estimating fair value:

Assumption                                       2001      2000

Dividend yield                                    NA         0%
Risk-free interest rate                           NA         6%
Expected life                                     NA         3 years
Expected volatility                               NA       212.63%

On June 1, 2001, TSIH granted warrants to purchase 100,000 shares of the Company's common stock at a price of $.25 per share.
These warrants were issued to a consultant in connection with the preparation of a financing package to seek debt or equity capital. These warrants became exercisable on June 1, 2001, and are effective until June 1, 2006.

The fair value of the warrants granted is estimated on the date of the grant or modification of the plan terms using the Black
Scholes model. The following assumptions were made in estimating fair value:

                                       100,000
Assumption                             Warrants

Dividend yield                               0%
Risk-free interest rate                      6%
Expected life                           5 years
Expected volatility                     227.40%

Consulting expense of $3,482 was recognized during the year ended
June 30, 2001, related to the warrants.

NOTE K - RESEARCH AND DEVELOPMENT / SOFTWARE DEVELOPMENT COSTS

During the years ended June 30, 1999 and 1998, 3Si conducted research and development on its automated help desk services software product. During the years ended June 30, 2000 and 1999, KEWi also conducted research and development on a new paging software system. Costs capitalized during the years ended June 30, 2000 and 1999, represent development costs of the paging system software from the point of technological feasibility (May
1999) to September 1999.

The original paging software system was subsequently deemed to be inadequate and written off as a loss in the year ended June 30, 2000.

Software Development Costs

                                                 2001      2000

Beginning of year                                $     -   $  42,827
Costs capitalized                                      -      15,756
                                                       -      58,583

Paging system loss                                           (26,583)
                                                       -      32,000

Amortization (Note B)                                  -     (32,000)
End of year                                      $     -   $       -

Research Costs Expensed

Year Ended

6/30/2000             $19,000
6/30/2001              37,000

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

KEWi is excluded from the filing of a consolidated income tax return. TSIH and KEWi used $13,000 and $98,000 respectively, of their net operating loss carryforwards to offset current taxable income. Net operating loss carryforwards are available at June 30, 2001, expiring as follows:

                                              TSIH/3Si     KEWi

2012                                          $   98,000   $       -
2013                                             509,000           -
2019                                           1,886,000      12,000
2020                                             196,000     420,000
                                              $2,689,000   $ 432,000

The Company's deferred tax assets and liabilities are comprised of the following:

                                                 2000        2001
Non-current:
Tax benefit of net operating loss carryforward  $1,130,000   $1,166,000
Deferral of tax deduction for goodwill             197,000      186,000
Other                                              120,000      120,000
                                                 1,447,000    1,472,000

Valuation allowance                             (1,447,000)  (1,472,000)
Net non-current                                          -            -
Net deferred tax assets                         $        -   $        -

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforward and reversal of timing differences. Valuation allowances of $1,472,000 and $1,523,000 are provided at June 30, 2001 and 2000 respectively, for the benefits which the Company may not be able to use.

The provision for income taxes consists of the following:

                                                 2001           2000

Current expense                                 $       -       $      -
Deferred expense (credit)                               -              -
Income tax expense (benefit)                    $       -       $      -

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                 2001           2000

Income taxes (benefit) at statutory rates        $ 36,000      $(856,000)
Permanent tax differences                          12,000        705,000
State taxes and other                                   -        (13,000)
Valuation allowance                               (48,000)       164,000
Income tax expense (benefit)                     $      -      $       -

NOTE M - RELATED PARTY TRANSACTIONS

KEWi has entered into an agreement to maintain and operate the Internet-based customer support system for the entity that owns the 26% minority interest in KEWi. Total revenues generated from this related party are $147,000 and $0 for the years ended June 30, 2001 and 2000, respectively.

Loans payable to TSIH from TSIH stockholders totaled $162,395 at June 30, 1999. These loans are collateralized by TSIH common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Company that was subject to going concern considerations at June 1999, the $162,395 balance was fully reserved and recorded as an expense during the year ended June 30, 1999. No interest income has been accrued since June 30, 1999.

NOTE N - DISCONTINUED OPERATIONS

In May 1999 the Company sold its systems integration business.
The assets of the systems integration business consisted of substantially all assets of the Company as of that date.

Contingent sales proceeds of $75,000 and $250,000 were received in September 2000 and March 2000, respectively (See Note H), and have been recorded as gain on the disposal of the systems integration segment.

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

10.6 Promissory Note issued by the Registrant in favor of Frank Backes, dated October 8, 2001 (see below).

10.7 Promissory Note issued by the Registrant in favor of Fred Slack, dated October 8, 2001 (see below).

10.8 Promissory Note issued by the Registrant in favor of Felipe Valdezs, dated October 8, 2001 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 13, 1999).