Form 10QSB
period 2001-09-30
3SI HOLDINGS INC
filed 2001-11-13
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 000-09358

                               3Si HOLDINGS, INC.
          (Exact name of Registrant as specified in its charter)

          Wyoming                                           83-0245581
(State or jurisdiction of incorporation                   I.R.S. Employer
        or organization)                                Identification No.)

     6886 South Yosemite Street, Englewood, Colorado           80112
       (Address of Principal Executive Offices)              (Zip Code)

                 Registrant's telephone number:  (303) 749-0210

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

     As of September 30, 2001, the Registrant had 41,873,998 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              INDEPENDENT ACCOUNTANTS' REPORT                               3

              CONSOLIDATED BALANCE SHEET
              AS OF SEPTEMBER 30, 2001                                      4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                     5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                     6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            20

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

     ITEM 5.  OTHER INFORMATION                                            20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             20

SIGNATURE                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
3Si Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of September 30, 2001, and the related statements of operations, and cash flows for the quarters ended September 30, 2001 and 2000. These financial statements are the representation of the management of 3Si Holdings, Inc.

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

/s/ Balogh & Tjornehoj, LLP
Balogh & Tjornehoj, LLP
Denver, Colorado
November 1, 2001

                                   3SI HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEET
                                   September 30, 2001
                                      (Unaudited)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    67,421
  Accounts receivable - trade                                           84,428
  Other current assets                                                   5,265

   Total current assets                                                157,114

EQUIPMENT AT COST
  Computer systems and software                                        119,004
  Less accumulated depreciation and amortization                       (46,632)

   Net equipment                                                        72,372

OTHER ASSETS                                                            51,497

Total assets                                                           280,983

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Current portion of long-term debt                                      9,224
  Accounts payable - trade                                              71,413
  Accrued liabilities (Note 3)                                         157,708
  Unearned revenue                                                      21,600
   Total current liabilities                                           259,945

LONG-TERM DEBT                                                            6,179

MINORITY INTEREST                                                        (5,623)

COMMON STOCK SUBJECT TO REDEMPTION (NOTE 3)                           2,211,048

STOCKHOLDERS' (DEFICIT)
  Common stock                                                          378,370
  Additional paid-in capital                                          3,256,174
  Accumulated (deficit)                                              (5,786,926)
  Treasury stock                                                        (38,184)
    Total stockholders' (deficit)                                    (2,190,566)
Total liabilities and stockholders' (deficit)                           280,983

See independent accountants' report and notes to consolidated financial statements

                                 3SI HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 September 30     September 30
                                                     2001             2000

Consulting and other service revenues (Note 6)   $   116,775      $   205,221
Cost of revenues                                      59,545           59,150

  Gross profit                                        57,230          146,071

Selling and administrative expenses                  193,243          143,704

  (Loss) earnings from operations                   (136,013)           2,367

Other income (expense)
  Miscellaneous income                                 1,302            2,172
  Interest expense                                      (783)          (1,284)
    Total other income (expense)                         519              888

     Net (loss) earnings before minority interest   (135,494)           3,255

Minority interest                                     21,522            1,681

    Net (loss) earnings before income taxes         (113,972)           4,936

Income taxes (Note 5)                                      -                -

    Net (loss) earnings from continuing operations  (113,972)           4,936

Gain on disposal of systems integration segment
 (Notes 3 and 4)                                           -           75,000

    Net (loss) earnings                             (113,972)         79,936

Basic and diluted (loss) earnings per common
 share (Note 2)
    Net (loss) earnings from continuing operations        -                -
    Gain on disposal of systems integration segment       -                -

    Net (loss) earnings                                   -                -

Weighted average shares outstanding
  Basic                                          37,621,983        37,289,452
  Diluted                                        37,621,983        41,543,633

See independent accountants' report and notes to consolidated financial statements

                              3SI HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 September 30     September 30
                                                     2001             2000

Operating activities:
  Net (loss) earnings                            $  (113,972)     $   79,936
  Reconciling adjustments:
   Depreciation and amortization                       7,068           4,955
   Gain on disposition of assets                           -         (75,000)
   Income attributable to minority interest          (21,522)         (1,681)
   Changes in operating assets and liabilities:
    Accounts receivable                              (52,980)        (50,216)
    Other assets                                       4,213         (11,320)
    Accounts payable                                  27,631         (96,610)
    Unearned revenue                                  21,600         185,325
      Total adjustments                              (13,990)        (44,547)

   Net cash (used for) provided by operating
   activities                                       (127,962)         35,389

Investing activities:
  Proceeds on sale of assets                               -          75,000
  Equipment purchases                                 (1,023)              -
  Interest accrued on savings                              -            (290)
   Net cash (used for) provided by investing
    activities                                        (1,023)         74,710

Financing activities:
  Payments on capital lease                           (2,070)         (1,689)

   Net cash (used for) financing activities           (2,070)         (1,689)

Net change in cash and cash equivalents             (131,055)        108,410
Cash and cash equivalents at beginning of period     198,476         137,698
Cash and cash equivalents at end of period            67,421         246,108

Supplemental disclosures of cash flow information
  Interest paid                                          783           1,284
  Income tax paid                                          -               -

See independent accountants' report and notes to consolidated financial statements

                               3SI HOLDINGS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at September 30, 2001, and the results of operations and cash flows for the quarters ended September 30, 2001, and September 30, 2000. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2001, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2 - (LOSS) EARNINGS PER SHARE

Net (loss) earnings per share for the quarter ended September 30, 2001, was computed on the basis of the weighted average number of common shares only, as shares subject to stock options and common stock subject to redemption would have an anti-dilutive effect.

Basic earnings per share for the quarter ended September 30, 2000, was calculated by dividing net earnings by the average number of common shares outstanding during the year. Diluted earnings per common share for the quarter ended September 30, 2000, includes common stock subject to redemption and assumes conversion of all potentially dilutive stock options.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Leases

Effective as of September 2001, the Company entered into a two-year lease for its office space at $1,200 per month.

Contingent Sales Proceeds

TSIH sold the assets of its systems integration business effective as of May 1, 1999. The asset purchase agreement provided for additional contingent payments to TSIH when key contracts were renewed. The final contract renewal payment of $75,000 was received in September 2000 and has been recorded as gain on disposal of systems integration segment.

The asset purchase agreement also provided for contingent payments to TSIH of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April
2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business have not exceeded contract renewal payments through April 2001, according to the purchaser's unaudited calculations, and the purchaser asserts that no additional contingent payments are due to TSIH at this time.
TSIH has sent the purchaser a notice of objection to the April 2001 calculation of profits from the sold business. TSIH believes that the profits from the sold business may be significantly understated, and that TSIH may be entitled to contingent payments. Management is unable to take any position at this time as to the likely outcome of this matter.

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the September 30, 2001 balance sheet. TSIH does not intend to make payments on this liability until the contingent payment issue is resolved.

Common Stock Subject to Redemption

A settlement was reached with a vendor in March 2000. Storage Area Network ("SAN"), was owed $2,211,048 at June 30, 1999. SAN received 6,460,137 shares ("the SAN shares") of TSIH common stock on March 27, 2000, and the liability to SAN was discharged.

Under the SAN settlement, the SAN shares will be subject to redemption under the following terms. All contingent proceeds received after August 2000 from the May 1999 sale of the systems integration business (See Contingent Sales Proceeds above) will be used to redeem the SAN shares. In addition, TSIH will use 50% of any capital investment or loans, and 50% of subsequent net income, to redeem SAN shares. For redemption payments through September 2000, the SAN shares shall be transferred back to TSIH at $.35 per share. For subsequent redemption payments, the SAN shares shall be transferred back to TSIH at $.52 per share, or the then current market price, whichever is higher. At the point SAN has received redemption payments totaling $2,211,048, TSIH will have the right, but not the obligation, to continue purchasing the SAN shares. Common stock subject to redemption of $2,211,048 has been recorded on the accompanying balance sheet (4,252,015 shares at $.52 per share).

TSIH has received a contingent payment of $75,000 in September 2000 and had net earnings for the year ended June 30, 2001, that must, under the terms of the redemption agreement, be used to redeem SAN shares. This redemption agreement is being contested, and consequently no redemptions will be made until after the dispute is resolved. On February 28, 2001, TSIH filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and rescission of the settlement agreement, and disgorgement of the SAN shares discussed above. Management is unable to take any position at this time as to the likely outcome of the matter.

NOTE 4 - RESTATEMENT

The sale of substantially all assets effective as of May 1, 1999, is considered the discontinuation of a business segment. The statement of operations for the quarter ended September 30, 2000, has been revised to add the reporting of discontinued operations. There is no effect on net loss or equity related to this correction.

The financial statements for the quarter ended September 30, 2000, have also been restated to recognize license and maintenance fee revenue ratably throughout FY 2001. Recorded revenues for the quarter ended September 30, 2000, decreased by $88,125. The related earnings attributable to minority interest has been decreased by $23,251. The net effect is to decrease earnings for the quarter ended September 30, 2000, by $64,874.

NOTE 5 - INCOME TAXES

TSIH has significant net operating loss carryforwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

NOTE 6 - MAJOR CUSTOMER REVENUE

                                                   Three Months Ended
                                                      September 30
                                                  2001              2000

Major customer #1                                 $ 24,375         $165,625

Major customer #2                                   60,000                -

Major customer #3 (related party)                   32,400           32,400

Other                                                    -            7,196

   Total Revenue                                  $116,775         $205,221

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion.

     The Registrant's strategy is to continue to expand the offering of the KEWi family of products to a broader customer base. By partnering with Application Service Providers (ASPs) and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market. The marketing agreements with Qwest Cyber.Solutions ("QCS") and SMI International are examples of this strategy.

     The Registrant has been working on the re-architecture of the KEWi software, which will significantly increase its functionality. The addition of document management and portal management to the family of KEWi products, along with the expansion of capabilities in the knowledge management and request tracking products, has increased the size of the potential market for KEWi products and services.

     As of October 2001, the Registrant has entered into an agreement with Lucent Technologies to develop a web-based portal beginning in the second quarter of FY 2002. Projected revenues for FY 2002 under this agreement are $500,000.

     The Registrant has also renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through October 2001 for the U.S. Air Force Operational Space and Support Program. It is anticipated that this agreement will also be renewed for SMI's fiscal year of November 2001 to October 2002. The fees under this agreement are $32,400 per quarter.

Financial Condition at September 30, 2001.

(a)  Working Capital

     As of September 30, 2001, the Registrant had a deficit in working capital of approximately $103,000. Working capital used for operations was $128,000 for the quarter ended September 30, 2001. Trade receivables include a $60,000 balance earned in July 2001 that will not be paid until customer testing is completed.
All trade payables are current as of September 30, 2001, with the exception of $17,500 of commissions subject to a payout arrangement.

     Included in the working capital deficit at September 30, 2001 is a $157,708 liability to the May 1999 purchaser of the Registrant's systems integration business. The Registrant believes that it is entitled to contingent payments from this purchaser, and does not intend to make payments on the $157,708 liability until the contingent payment issue is resolved.

(b)  Vendor Settlements.

     A settlement was reached with a vendor, Storage Area Network ("SAN"), in March 2000 whereby SAN received 6,460,137 shares ("the SAN Shares") of the Registrant's common stock and the liability was discharged. The SAN shares are subject to redemption at a predetermined price under the following terms. All contingent proceeds received after August 2000, from the May 1999 sale of the systems integration business, will be used to redeem the SAN shares. In addition, the Registrant will use 50% of any capital investment or loans, and 50% of net income, realized after August 2000, to redeem SAN shares. At the point SAN has received redemption payments totaling $2,211,048, the Registrant will have the right, but not the obligation, to continue purchasing the SAN Shares.

     The Registrant has received a contingent payment of $75,000 in September 2000 and had net earnings for the year ended June 30, 2001, that must, under the terms of the redemption agreement, be used to redeem SAN shares. This redemption agreement is being contested, and consequently no redemptions will be made until after the dispute is resolved.

     On February 28, 2001, the Registrant filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN. This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages, rescission of the settlement agreement, and disgorgement of the SAN shares discussed above. Management is unable to take any position at this time as to the likely outcome of the matter.

(c)  Contingent Sales Proceeds

     The agreement for the May 1999 sale of the systems integration business provides for contingent payments to the Registrant of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April 2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002).

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

     The first $157,708 of additional contingent payments earned by the Registrant will be retained by the buyer to pay for compensated absences for former Registrant employees. This amount is included under accrued liabilities in the September 30, 2001 balance sheet. Management does not intend to make payments on this balance until the contingent payment issue is resolved.

(d)  Other Sources of Working Capital

     The Registrant is anticipating that the $50,000 escrow account (held to register the common stock subject to redemption) will be released in the near future when the Registrant has fulfilled its obligation to prepare the registration statements.

(e)  Credit Facilities

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

(f)  Cash Requirements

     Management believes that, with the Lucent Technologies and SMI agreements to provide services for the year ended June 30, 2002, it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations

(a)  Overview

     The Registrant completed the implementation of a paging system for Storage Technology Corporation during the quarter ended September 30, 2001.

     The Registrant continues to provide Qwest Cyber.Solutions
("QCS") data storage, software maintenance, and special project work in FY 2002.

     The Registrant has also renewed its agreement with SMI
International to maintain and operate an Internet-based customer support system through October 2001 for the U.S. Air Force
Operational Space and Support Program.

(b)  Quarter Ended September 30, 2001, with Comparison to Quarter
Ended September 30, 2000

     The Registrant reported a net loss for September 2001 of $113,972 compared with restated net earnings of $79,936 for September 2000.

     Revenues decreased by approximately $88,000 for the quarter ended September 2001 compared to September 2000.

     The September 2000 revenues include non-recurring $25,000 licensing fees for the use of KEWi software and $120,000 in non-recurring implementation revenues under the QCS web site development agreement.

     The September 2001 revenues include $60,000 for the completion of the Storage Technology Corporation paging system implementation.

     Cost of revenues did not decrease for the quarter ended
September 2001 compared to September 2000 as the engineering staff worked on the rearchitecture of the KEWi software.

     Selling and administrative expenses increased by approximately $49,000 for the quarter ended September 2001 compared to September 2000. This is primarily attributable to a $30,000 expenditure for the quarter ended September 2001 to develop a video news promotion. Salaries also increased by $15,000 for these comparable periods related to the hiring of a new CEO.

     A contract renewal payment of $75,000 related to the agreement for the May 1999, sale of the systems integration business, was received in September 2000, and has been reported as gain on disposal of the systems integration segment. No future contract renewal payments are provided for in the May 1999 agreement.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               3Si Holdings, Inc.



Dated: November 9, 2001                        By: /s/ Jerome K. Thorson
                                               Jerome K. Thorson
                                               Chief Executive Officer

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

10.6 Promissory Note issued by the Registrant in favor of Frank Backes, dated October 8, 2001 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on October 16, 2001).

10.7 Promissory Note issued by the Registrant in favor of Fred Slack, dated October 8, 2001 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on October 16, 2001).

10.8 Promissory Note issued by the Registrant in favor of Felipe Valdez, dated October 8, 2001 (incorporated by reference to Exhibit 10.8 of the Form 10-KSB filed on October 16, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on October 13, 1999).