Form 10QSB
period 2001-12-31
3SI HOLDINGS INC
filed 2002-02-19
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2001

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

     As of December 31, 2001, the Registrant had 41,915,474 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET
              AS OF DECEMBER 31, 2001                                  3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                  4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                  5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                       20

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     21

     ITEM 5.  OTHER INFORMATION                                       21

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        21

SIGNATURE                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              3SI HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2001
                                 (Unaudited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $    430,769
 Accounts receivable - trade                                     93,000
 Other current assets                                             6,483
  Total current assets                                          530,252

EQUIPMENT AT COST
 Computer systems and software                                  127,953
 Less accumulated depreciation and amortization                 (53,899)
 Net equipment                                                   74,054

OTHER ASSETS                                                     51,497

Total assets                                               $    655,803

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
 Current portion of long-term debt                         $      9,641
 Accounts payable - trade                                        38,536
 Accrued liabilities (Note 3)                                   157,708
 Unearned revenue                                               315,117
  Total current liabilities                                     521,002

LONG-TERM DEBT                                                    3,604

MINORITY INTEREST                                                31,657

COMMON STOCK SUBJECT TO REDEMPTION (NOTE 3)                   2,211,048

STOCKHOLDERS' (DEFICIT)
 Common stock                                                   378,785
 Additional paid-in capital                                   3,257,833
 Accumulated (deficit)                                       (5,709,942)
 Treasury stock                                                 (38,184)
  Total stockholders' (deficit)                              (2,111,508)
Total liabilities and stockholders' (deficit)              $    655,803

               See notes to consolidated financial statements

                                3SI HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                       December 31              December 31
                                    2001           2000       2001        2000

Consulting, service, and
 license fees                      $  393,208    $  461,478   $509,983 $666,699
Contract labor and other costs         57,787       171,997    117,332  231,147

Gross profit                          335,421       289,481    392,651  435,552

Selling and administrative
 Expenses                             223,023       234,595    416,266  378,299

Earnings (loss) from operations       112,398        54,886    (23,615)  57,253

Other income (expense)
 Interest expense                        (723)       (1,051)    (1,506)  (2,335)

Miscellaneous income                    2,589         2,255      3,891    4,427

Total other income (expense)            1,866         1,204      2,385    2,092

 Net earnings (loss) before
 minority interest                    114,264        56,090    (21,230)  59,345

Minority interest                     (37,280)      (31,030)   (15,758) (29,349)

 Net earnings (loss) before
 income taxes                          76,984        25,060    (36,988)  29,996

Income taxes (Note 5)                       -             -          -        -

 Net earnings (loss) from continuing
  Operations                           76,984        25,060    (36,988)  29,996

Gain on disposal of systems integration
 segment (Notes 3 and 4)                    -             -          -   75,000

 Net earnings (loss)                   76,984        25,060    (36,988) 104,996

Basic and diluted earnings (loss)
 per common share (Note 2)
Net earnings (loss) from continuing
 Operations                                 -             -          -        -
Gain on segment disposal                    -             -          -        -

 Net earnings (loss)                         -            -          -        -

                    See notes to consolidated financial statements

                                   3SI HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                           Six Months Ended
                                                              December 31
                                                           2001        2000

Operating activities:
 Net (loss) earnings                                      $  (36,988)  $104,996
 Reconciling adjustments:
  Depreciation and amortization                               14,335      9,910
  Gain on disposition of assets                                    -    (75,000)
  Stock for services                                           2,074     50,130
  Income attributable to minority interest                    15,758     29,349
  Changes in operating assets and liabilities:
   Accounts receivable                                       (61,552)   (88,931)
   Other assets                                                2,995     (4,673)
   Accounts payable                                           (5,246)   (77,932)
   Unearned revenue                                          315,117    123,550

     Total adjustments                                       283,481    (33,597)

 Net cash provided by operating activities                   246,493     71,399

Investing activities:
 Proceeds on sale of assets                                        -     75,000
 Equipment purchases                                          (9,972)    (6,915)
 Interest accrued on savings                                       -       (290)

Net cash (used for) provided by investing activities          (9,972)    67,795

Financing activities:
 Payments on capital lease                                    (4,228)    (3,729)

 Net cash (used for) financing activities                     (4,228)    (3,729)

Net change in cash and cash equivalents                       232,293   135,465
Cash and cash equivalents at beginning of period              198,476   137,698

Cash and cash equivalents at end of period                    430,769   273,163

Supplemental disclosures of cash flow information
 Interest paid                                                  1,506     2,335

 Income tax paid                                                    -         -

                 See notes to consolidated financial statements

                                3SI HOLDINGS, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at December 31, 2001, and the results of operations and cash flows for the three months and six months ended December 31, 2001, and December 31, 2000. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2001, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share for the six months ended December 31, 2001, was computed on the basis of the weighted average number of common shares only, as shares subject to stock options and common stock subject to redemption would have an anti-dilutive effect.

Basic earnings per share for the three months ended December 31, 2000 and 2001 and the six months ended December 31, 2000, was calculated by dividing net earnings by the average number of common shares outstanding during the year. Diluted earnings per common share for the three months ended December 31, 2000 and 2001 and the six months ended December 31, 2000, includes common stock subject to redemption and assumes conversion of all potentially dilutive stock options.

Weighted average shares outstanding:

                              Three Months Ended         Six Months Ended
                                  December 31               December 31
                               2001          2000       2001         2000

Basic                       37,658,049      37,573,384  37,640,016  37,431,418
Diluted                     41,910,064      41,846,274  41,973,888  41,803,710

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

The asset purchase agreement also provided for contingent payments to TSIH of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April 2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002). Profits from the sold business have not exceeded contract renewal payments through April 2001, according to the purchaser's unaudited calculations, and the purchaser asserts that no additional contingent payments are due to TSIH at this time. No updated information on potential contingent payments for periods after April 2001 has been provided to TSIH.

TSIH has sent the purchaser a notice of objection to the April 2001 calculation of profits from the sold business. TSIH believes that the profits from the sold business may be significantly understated, and that TSIH may be entitled to contingent payments. Management is unable to take any position at this time as to the likely outcome of this matter.

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the December 31, 2001 balance sheet. TSIH does not intend to make payments on this liability until the contingent payment issue is resolved.

Common Stock Subject to Redemption

A settlement was reached with a vendor in March 2000. Storage Area Network ("SAN"), was owed $2,211,048 at June 30, 1999. SAN received 6,460,137 shares ("the SAN shares") of TSIH common stock on March 27, 2000, and the liability to SAN was discharged. A $50,000 escrow deposit was established by TSIH at the time of this settlement for costs associated with the registration of the SAN shares.

Under the March 2000 SAN settlement, the SAN shares were subject to redemption. Common stock subject to redemption of $2,211,048 has been recorded on the accompanying balance sheet.

This redemption agreement was contested by TSIH. On February 28, 2001, TSIH filed a complaint in the District Court of the State of Colorado disputing the $2,211,048 liability that was the basis for the common stock issued to SAN.

On January 14, 2002, TSIH and SAN entered into a settlement agreement providing that SAN shall deliver the SAN stock back to TSIH and release any claim or interest in the $50,000 escrow deposit. TSIH and SAN mutually release and forever discharge each other from any liabilities, fees, damages, obligations or contracts of any kind. Legal fees of $150,000 are anticipated to be incurred in the subsequent quarter related to this settlement.

See Note 9 - Subsequent Events also.

NOTE 4 - RESTATEMENT

The sale of substantially all assets effective as of May 1, 1999, is considered the discontinuation of a business segment. The statement of operations for the six months ended December 31, 2000, has been revised to report $75,000 as gain on disposal of systems integration segment. There is no effect on net loss or equity related to this correction.

The financial statements for the three months and six months ended December 31, 2000, have also been restated for the following items:

License and maintenance fees from a major customer have been restated to recognize revenue ratably throughout the period July 1, 2000 to June 30, 2001. The related earnings attributable to minority interest have also been restated.

The expense related to stock issued for legal services has been restated based on the quoted value of the stock at the date of issuance, consistent with amounts reported in the June 30, 2001 year end financial statements.

The net effect of all of the restatements is summarized in the following table. There is no effect on earnings/loss per share.

                                        Three Months Ended  Six Months Ended
                                                    December 31
                                             2000                  2000

Revenue                                   $   29,375            $   (58,750)
Stock for services expense reduced             7,957                  7,957
Earnings attributable to minority interest    (7,750)                15,501

 Net effect on earnings                   $   29,582            $   (35,292)

NOTE 5 - INCOME TAXES

TSIH has significant net operating loss carryforwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

NOTE 6 - MAJOR CUSTOMER REVENUE

                                 Three Months Ended        Six Months Ended
                                     December 31              December 31
                                 2001           2000       2001         2000

Major Customer #1               $  290,833     $       -   $  290,833  $      -

Major Customer #2                   18,375       422,854       42,750   588,479

Major customer #3                   30,000             -       90,000         -

Major customer #4 (related party)   54,000        32,400       86,400    64,800

Other                                    -         6,224            -    13,420

  Total revenue                 $  393,208     $  461,478   $  509,983 $666,699

NOTE 7 - STOCK OPTIONS

On October 12, 2001, the Company granted options to employees to acquire 3,340,000 shares of TSIH common stock. The options vest over a period of three years after the date of grant. The exercise price of these options is $.05 per share. No compensation expense has been charged to operations related to these grants.

NOTE 8 - REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA" Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition."

Where the Company's agreements with customers include multiple elements, the revenues are allocated to the different elements based on vendor specific objective evidence.

Revenues from web-based portal development are recognized based upon progress-to-completion. Revenues from other contracts are recognized ratably over the terms of the agreement.

NOTE 9 - SUBSEQUENT EVENTS

On January 14, 2002, TSIH and SAN entered into a settlement agreement providing that SAN shall deliver the 6,460,137 shares of TSIH common stock back to TSIH and release any claim or interest in the $50,000 escrow deposit. TSIH and SAN mutually release and forever discharge each other from any liabilities, fees, damages, obligations or contracts of any kind. See Note 3 Common Stock Subject to Redemption also.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

     The name of the Registrant's product line has been renamed iKEW to better reflect the products and services provided.

     The Registrant's strategy is to continue to expand the offering of the iKEW family of products to a broader customer base. By partnering with Application Service Providers ("ASP"s) and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market. The marketing agreements with Qwest Cyber.Solutions ("QCS") and SMI International are examples of this strategy.

     The Registrant is pursuing opportunities in Asia and Europe with the intent of becoming a global enterprise serving its customers wherever their business takes them.

     The Registrant has been working on the re-architecture of the iKEW software, which will significantly increase its functionality and availability for international use. Version 3.2 of iKEW is scheduled for release in February 2002. These significant upgrades to the software should increase the size of the potential market for iKEW products and services.

     As of October 2001, the Registrant has entered into an agreement with a major telecommunications equipment provider to develop a web-based portal. Fees for this development work will total $415,000. This work is anticipated to be completed in February 2002. The Registrant has also agreed to provide annual maintenance for the underlying iKEW software. The annual maintenance fee is $85,000.

     The Registrant has also renewed its agreement with SMI
International to maintain and operate an Internet-based customer support system through September 2002 for the U.S. Air Force
Operational Space and Support Program. The fees under this agreement are $32,400 per quarter.

Financial Condition at December 31, 2001

(a)  Working Capital

     As of December 31, 2001, the Registrant had working capital of approximately $9,000. Working capital provided by (used for) operations was approximately $123,000 and $(5,000) for the three months and six months ended December 31, 2001 respectively. Trade receivables include a $90,000 balance earned from July 2001 to October 2001. Unearned revenue represents prepaid maintenance fees to be earned over the balance of the annual terms, and the unearned portion of development fees. All trade payables are current as of December 31, 2001, with the exception of $8,000 owed to the purchaser of the Registrant's systems integration business.

     Included as a reduction of working capital at December 31, 2001 is a $157,708 liability to the May 1999 purchaser of the Registrant's systems integration business. The Registrant believes that it is entitled to contingent payments from this purchaser, and does not intend to make payments on the $157,708 liability until the contingent payment issue is resolved.

(b)  Vendor Settlements

     On January 14, 2002 the Registrant and Storage Area Networks, Inc ("SAN") entered into a settlement agreement. The agreement provides that SAN shall return 6,460,137 shares of TSIH common stock back to the Registrant and release any claim or interest in a $50,000 escrow deposit. The Registrant and SAN have mutually released and forever discharged each other from any liabilities, fees, damages, obligations or contracts of any kind.

     The settlement agreement releases the Registrant from any redemption obligation related to the shares previously held by SAN. The $50,000 escrow account (held to register the common stock subject to redemption) can now be released.

     The financial statement impacts of this transaction will be to increase stockholders' equity by the $2,211,048 redemption obligation, and to decrease the number of shares of common stock outstanding in the three months ended March 31, 2002.

     The Registrant can now actively seek investor capital or financing as needed without the restrictions of this redemption agreement.

     The Registrant had entered into a contingent fee arrangement with its legal counsel related to its dispute with SAN. Legal fees of $150,000 are anticipated to be incurred in the subsequent quarter related to this settlement.

(c)  Contingent Sales Proceeds

     The agreement for the May 1999 sale of the systems integration business provides for contingent payments to the Registrant of 75% of the profits in excess of contract renewal payments from the sold business for the first year (April 2000), and 50% of the profits in excess of contract renewal payments for the second and third years (April 2001 and 2002).

     The final contract renewal payment of $75,000 was received in September 2000. Profits from the sold business have not exceeded contract renewal payments through April 2001, according to the purchaser's unaudited calculations, and the purchaser asserts that no additional contingent payments are due to the Registrant at this time. No updated information on potential contingent payments for periods after April 2001 has been provided to the Registrant.

     The Registrant has sent the purchaser a notice of objection to the April 2001 calculation of profits from the sold business. The Registrant believes that the profits from the sold business may be significantly understated, and that the Registrant may be entitled to contingent payments. Management is unable to take any position at this time as to the likely outcome of this matter.

     The first $157,708 of additional contingent payments earned by the Registrant will be retained by the buyer to pay for compensated absences for former Registrant employees. This amount is included under accrued liabilities in the December 31, 2001 balance sheet. Management does not intend to make payments on this balance until the contingent payment issue is resolved.

(d)  Other Sources/Uses of Working Capital

     The $50,000 escrow account (held to register the common stock subject to redemption) can be released now that a settlement has been reached with Storage Area Networks, Inc. Legal fees of $150,000 are anticipated to be incurred in the quarter ended March 31, 2002 related to this settlement.

(e)  Credit Facilities

     The Registrant obtained a $250,000 line of credit as of October 31, 2001 expiring October 31, 2002.

(f)  Cash Requirements

     Management believes that, with the SMI agreement and the new agreement with a major telecommunications equipment provider to provide services for the twelve months ended September 30, and October 31, 2002, it has the ability to generate sufficient cash to support its operations for the next twelve months.

Results of Operations

(a)  Overview

     The Registrant expanded the implementation of a paging system for Storage Technology Corporation during the three months ended December 31, 2001.

     The Registrant continues to provide Qwest Cyber.Solutions ("QCS") data storage, software maintenance, and special project work in FY 2002.

     The Registrant has also renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 30, 2002 for the U.S. Air Force Operational Space and Support Program. Revenue from this related party for the three months and six months ended December 31, 2001 is $54,000 and $86,400 respectively. This represents 14% and 17% of total revenues respectively. The revenue for the three months ended December 31, 2001 includes $21,600 in payments for services at the inception of this agreement not previously recognized.

     As of October 2001, the Registrant has entered into a $415,000 agreement with a major telecommunications equipment provider to develop a web-based portal that is anticipated to be completed in February 2002. The Registrant has also agreed to provide maintenance for the underlying iKEW software for an $85,000 annual fee.

     Revenues of $277,000 from the web-based portal development have been recognized through December 31, 2001 based on progress-to-completion. Revenues of $14,000 from the maintenance agreement have been recognized through December 31, 2001.

(b) Three months Ended December 31, 2001, with Comparison to Three months Ended December 31, 2000

     The Registrant reported net earnings for December 2001 of $76,984 compared with restated net earnings of $25,060 for December 2000.

     Revenues decreased by approximately $68,000 for the comparative three-month periods. The Registrant's revenues have been derived from four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

     Cost of revenues for the comparative three-month periods decreased by approximately $114,000. The Registrant had subcontract costs of $127,000 related to the QCS web-site development agreement in the three months ended December 31, 2000.

     Selling and administrative expenses for the comparative three-month periods decreased by approximately $12,000. This is primarily attributable to the following factors:

     Increased net compensation costs of $30,000. The Registrant hired a new CEO and expanded the marketing staff. Employee benefit costs have increased. These increases are offset by the fact that bonuses were paid in December 2000, but not in December 2001.

     Increased travel costs of $20,000 associated primarily with the pursuit of opportunities in Asia and Europe.

     Decreased legal fees of $35,000 primarily associated with a prior year registration statement.

     Decreased marketing costs of $25,000 primarily associated with prior year website and brand recognition costs.

(c) Six months Ended December 31, 2001, with Comparison to Six months Ended December 31, 2000

     The Registrant reported a net loss for December 2001 of $(36,988) compared with restated net earnings of $104,996 for December 2000.

     Revenues decreased by approximately $157,000 for the comparative six-month periods. The Registrant's revenues have been derived from four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

     Cost of revenues for the comparative six-month periods decreased by approximately $114,000. The Registrant had subcontract costs of $127,000 related to the QCS web-site development agreement in the three months ended December 31, 2000.

     Selling and administrative expenses for the comparative six-month periods increased by approximately $38,000. This is primarily attributable to the following factors:

     Increased net compensation costs of $47,000. The Registrant hired a new CEO and expanded the marketing staff. Employee benefit costs have increased. These increases are offset by the fact that bonuses were paid in December 2000, but not in December 2001.

     Increased travel costs of $20,000 associated primarily with the pursuit of opportunities in Asia and Europe.

     Decreased legal fees of $24,000 primarily associated with a prior year registration statement.

     Decreased marketing costs of $16,000 primarily associated with prior year website and brand recognition costs.

     Increased other net operating costs of $11,000 for new facilities and support for an expanded staff.

A contract renewal payment of $75,000 related to the agreement for the May 1999 sale of the systems integration business, was received in September 2000, and has been reported as gain on disposal of the systems integration segment. No future contract renewal payments are provided for in the May 1999 agreement.

Risk Factors.

     The Registrant recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Registrant will be able to capture and maintain enough market share to compete successfully in the future. The Registrant sees the following risk factors associated with the business of the Registrant:

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations and revenue-producing operations to date. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future from it developed products; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has had earnings (losses) from operations as follows: $(2,516,794) for the fiscal year ended June 30, 2000, $105,580 for the fiscal year ended June 30, 2001, and $(36,988) for the six months ended December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $5,709,942.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

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

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c) Potential Lack of Product Distribution and Market Acceptance May Affect Operations.

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

(d)  Registrant Must Adapt to Changing Technologies.

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

(e) Success of Registrant Dependent on Acceptance and Effectiveness of Internet Electronic Commerce.

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

(f)  Competition in Internet Commerce May Affect Registrant's Operations.

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

(g)  Unreliability of Internet Infrastructure May Affect Registrant's
Operations.

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

(h)  Transactional Security Concerns Could Affect Registrant's Operations.

     A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in the Registrant's security could cause interruptions in the operation of the Registrant's website and have an adverse effect on the Registrant's business.

(i)  Control of Registrant by Officers and Directors May Preclude
Action by Other Shareholders.

     The Registrant's officers and directors beneficially own approximately 60% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(j) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by the Registrant.

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

(k) Potential Conflicts of Interest Involving Management May Affect Registrant's Operations.

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

(l)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(m)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(n)  Limited Public Market for Registrant's Securities May Affect the Price.

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

(o) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(p)  Effects of Failure to Maintain Market Makers.

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

(q)  Shares Eligible For Future Sale May Result in Dilution to
Existing Shareholders.

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

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On February 28, 2001, the Registrant filed a complaint in the District Court of Arapahoe County, Colorado (3Si, Inc. v. Storage Area Networks, Inc., Civil Action No. 01CV547) disputing the $2,211,048 liability that was the basis for the common stock issued to Storage Area Networks, Inc. ("SAN"). This complaint alleges breach of contract, fraudulent misrepresentation, fraudulent concealment, diversion of corporate opportunity, theft, violation of securities laws, and civil conspiracy. The relief sought includes, among other things, money damages and rescission of the settlement agreement.

     On January 14, 2002, the Registrant and SAN entered into a settlement agreement. The agreement provides that SAN shall return 6,460,137 shares of Registrant common stock back to the company and release any claim or interest in a $50,000 escrow deposit. The Registrant and SAN have mutually released and forever discharged each other from any liabilities, fees, damages, obligations or contracts of any kind. The settlement agreement releases the Registrant from any redemption obligation related to the shares previously held by SAN. The $50,000 escrow account (held to register the common stock subject to redemption) can now be released.

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

                                               3Si Holdings, Inc.



Dated: February 18, 2002                       By: /s/ Jerome K. Thorson
                                               Jerome K. Thorson
                                               Chief Executive Officer

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

3.2     Certificate of Amendment to Articles of Incorporation
        (incorporated by reference to Exhibit 3.2 of the Form 10-
        KSB/A filed on December 19, 2000).

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