Form 10QSB
period 2002-03-31
3SI HOLDINGS INC
filed 2002-05-15
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 35,455,337 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET
              AS OF MARCH 31, 2002                                       3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                          4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                          5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

     ITEM 5.  OTHER INFORMATION                                         19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          19

SIGNATURE                                                               19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              3SI HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $   159,365
Accounts receivable - trade                                          10,825
Other current assets                                                 12,682

Total current assets                                                182,872

EQUIPMENT AT COST
Computer systems and software                                       150,156
Less accumulated depreciation and amortization                      (62,379)
Net equipment                                                        87,777
Total assets                                                        270,649

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt                                    10,074
Accounts payable - trade                                             82,908
Accrued liabilities (Note 3)                                        157,708
Unearned revenue                                                     69,175
Total current liabilities                                           319,865

LONG-TERM DEBT                                                          922

MINORITY INTEREST                                                    34,302

STOCKHOLDERS' (DEFICIT)
Common stock                                                        356,703
Additional paid-in capital                                        5,490,963
Accumulated (deficit)                                            (5,893,922)
Treasury stock                                                      (38,184)
Total stockholders' (deficit)                                       (84,440)
Total liabilities and stockholders' (deficit)                       270,649

                  See notes to consolidated financial statements

                                3SI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                               Three Months Ended               Nine Months Ended
                                                    March 31                       March 31
                                             2002            2001             2002           2001
                                                          (Restated)                      (Restated)
Consulting, service, and license fees        $  265,767    $   372,241        $  775,750    $ 1,038,940
Contract labor and other costs                   63,019        150,076           180,351        381,223
 Gross profit                                   202,748        222,165           595,399        657,717

Selling and administrative expenses             384,689        150,014           800,955        528,313
 (Loss) earnings from operations               (181,941)        72,151          (205,556)       129,404

Other income (expense)
 Interest expense                                  (556)          (980)           (2,062)        (3,315)
 Miscellaneous income                             1,162          1,628             5,053          6,055
 Total other income (expense)                       606            648             2,991          2,740

Net (loss) earnings before minority interest   (181,335)        72,799          (202,565)       132,144

Minority interest                                (2,645)       (18,256)          (18,403)       (47,605)

Net (loss) earnings before income taxes        (183,980)        54,543          (220,968)        84,539

Income taxes (Note 5)                                 -              -                 -              -

Net (loss) earnings from continuing
 operations                                    (183,980)       54,543           (220,968)        84,539

Gain on disposal of systems integration
segment  (Notes 3 and 4)                              -            -                   -         75,000

Net (loss) earnings                            (183,980)      54,543            (220,968)       159,539

Basic and diluted (loss) earnings per
common share (Note 2)

Net (loss) earnings from continuing
Operations                                       (0.01)           -                (0.01)             -

Gain on segment disposal                             -            -                    -              -

Net (loss) earnings                              (0.01)           -                (0.01)             -

                   See notes to consolidated financial statements

                                 3SI HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Nine Months Ended
                                                              March 31
                                                         2002          2001
Operating activities:
Net (loss) earnings                                    $  (220,968)  $159,539
Reconciling adjustments:
Depreciation and amortization                               22,815     19,172
Gain on disposition of assets                                    -    (75,000)
Stock for services                                           2,074     50,130
Income attributable to minority interest                    18,403     47,605

Changes in operating assets and liabilities:
Accounts receivable                                         20,623   (144,790)
Other assets                                                (3,204)    (8,933)
Accounts payable                                            28,588    (67,530)
Unearned revenue                                            69,175     61,775

Total adjustments                                          158,474   (117,571)

Net cash (used for) provided by operating activities       (62,494)    41,968

Investing activities:
Proceeds on sale of assets                                       -     75,000
Equipment purchases                                        (21,637)   (34,286)
Funds released from                                         51,497          -
Interest accrued on savings                                      -       (290)

Net cash provided by investing activities                   29,860     40,424

Financing activities:
 Payments on capital lease                                  (6,477)    (5,601)

Net cash (used for) financing activities                    (6,477)    (5,601)

Net change in cash and cash equivalents                    (39,111)    76,791

Cash and cash equivalents at beginning of period           198,476    137,698

Cash and cash equivalents at end of period                 159,365    214,489

Supplemental disclosures of cash flow information

Interest paid                                                2,062      3,315

Income tax paid                                                 -           -

                      See notes to consolidated financial statements

                                   3SI HOLDINGS, INC.
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2002, and the results of operations and cash flows for the three months and nine months ended March 31, 2002, and March 31, 2001. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2001 Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

NOTE 2 - (LOSS) EARNINGS PER SHARE

Net (loss) earnings per share for the three months and nine months ended March 31, 2002, was computed on the basis of the weighted average number of common shares only, as shares subject to stock options would have an anti-dilutive effect.

Basic earnings per share for the three months and nine months ended March 31, 2001, was calculated by dividing net earnings by the average number of common shares outstanding during the year. Diluted earnings per common share for the three months and nine months ended March 31, 2001, includes common stock subject to redemption and assumes conversion of all potentially dilutive stock options.

Weighted average shares outstanding

            Three Months Ended March 31             Nine Months Ended March 31
                2002            2001                       2002       2001

Basic        35,737,347       37,621,983               37,035,244   37,494,012
Diluted      35,737,347       41,896,169               37,035,244   41,839,336

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Leases

Effective as of September 2001, TSIH entered into a two-year lease for its office space at $1,200 per month.

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

The first $157,708 of additional contingent payments earned by TSIH will be retained by the buyer to pay for compensated absences for former TSIH employees. This amount is included under accrued liabilities in the March 31, 2002 balance sheet. TSIH does not intend to make payments on this liability until the contingent payment issue is resolved.

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

Under the March 2000 SAN settlement, the SAN shares were subject to redemption. Common stock subject to redemption of $2,211,048 had been recorded on TSIH balance sheets in previous periods.

On January 14, 2002, TSIH and SAN entered into a settlement agreement providing that SAN shall deliver the SAN stock back to TSIH and release any claim or interest in the $50,000 escrow deposit. TSIH and SAN mutually release and forever discharge each other from any liabilities, fees, damages, obligations or contracts of any kind. The $2,211,048 previously recorded as common stock subject to redemption has been transferred to stockholders' equity. No gain or loss was recorded related to this settlement.

Legal fees of $150,000 were incurred during the three months ended March 31, 2002, related to this settlement.

NOTE 4 - RESTATEMENT

The sale of substantially all assets effective as of May 1, 1999, is considered the discontinuation of a business segment. Consistent with interim financial statements for previous quarters, the statement of operations for the nine months ended March 31, 2001, has been revised to add the reporting of discontinued operations. There is no effect on net loss or equity related to this correction.

Consistent with interim financial statements for previous quarters, the financial statements for the three months and nine months ended March 31, 2001, have also been restated for the following items:

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

The net effect of all of the restatements is summarized in the following table. There is no effect on earnings/loss per share.

                                   Three Months Ended     Nine Months Ended
                                                   March 31
                                          2001                  2001

Revenue                                $     29,375         $        (29,375)
Stock for services expense reduced                -                    7,957
Earnings attributable to minority
 Interest                                    (7,751)                   7,750
Net effect on earnings                 $     21,624         $        (13,668)

NOTE 5 - INCOME TAXES

TSIH had $2.7 million of net operating loss carryforwards as of June 30, 2001. The January 14, 2002 settlement with SAN will reduce this net operating loss carryforward by $2.2 million. TSIH may not have sufficient taxable income in future years to obtain the benefits of the remaining net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which TSIH may not be able to use.

NOTE 6 - MAJOR CUSTOMER REVENUE


                                   Three Months        Nine Months
                                  Ended March 31       Ended March 31
                                2002         2001    2002         2001

Major Customer #1             $  209,167   $      -  $  500,000  $       -

Major customer #2                 23,375    316,572       66,125   905,051

Major customer #3
(related party)                   32,400     49,400      118,800   114,200

Other                                825      6,269       90,825    19,689

Total revenue                    265,767    372,241      775,750 1,038,940

NOTE 7 - STOCK OPTIONS

On October 12, 2001, TSIH granted options to employees to acquire 3,340,000 shares of TSIH common stock. The options vest over a period of three years after the date of grant. The exercise price of these options is $.05 per share. No compensation expense has been charged to operations related to these grants.

NOTE 8 - REVENUE RECOGNITION

TSIH's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition."

Where TSIH's agreements with customers include multiple elements, the revenues are allocated to the different elements based on vendor specific objective evidence.

Revenues from web-based portal development are recognized based upon progress-to-completion. Revenues from other contracts are recognized ratably over the terms of the agreement.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that TSIH will continue as a going concern. At March 31, 2002, current liabilities exceed current assets by $136,993. Also at March 31, 2002, TSIH has a deficit in stockholders' equity of $84,440. These factors raise substantial doubt about TSIH's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event TSIH cannot continue in existence.

The current liabilities include an accrued liability of $157,708 to the company that purchased TSIH's systems integration business in 1999. TSIH does not intend to make payments on this liability until the issue related to contingent payments to TSIH described in Note 3 is resolved.

After entering into the January 14, 2002, settlement with SAN described in Note 3, management is now able to fully concentrate on promoting its products. Management believes that TSIH will be able to generate sufficient sales to meet its working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

Marketing Strategies and Opportunities

The Registrant has temporarily placed the pursuit of opportunities in Asia and Europe on hold to focus attention on the opportunities already created in the United States.

The opportunities for future sales include a significant number of first-class organizations. The Registrant's sales executives have been working extremely hard qualifying and working on proposals to more than fifteen companies. Several demonstrations of iKEW capabilities are scheduled weekly. Given the limited marketing budget, management believes this indicates a significant level of interest in
iKEW.   It is anticipated that the fourth quarter will provide
significant sales success, and build the foundation for growth and prosperity.

The Registrant has several hundred iKEW users of various sizes, and has spent time working on improving user relationships, up-selling them on new iKEW capabilities.

The iKEW Product Suite

The Registrant completed a major re-architecture of the iKEW software, which significantly increased its functionality and availability for international use. This updated version of iKEW was released March 6, 2002. These upgrades to the software should increase the size of the potential market for iKEW products and services.

The iKEW product suite continues to be upgraded and expanded.
Significant additional changes are expected to roll out in the quarter ended June 30, 2002.

Major Sales Agreements

The Registrant completed its agreement with a major telecommunications equipment provider to develop a web-based portal. Fees for this agreement totaled $500,000. This major project was delivered on schedule with all functionality requested by the client.

The Registrant has renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 2002 for the U.S. Air Force Operational Space and Support Program. The fees under this agreement are $32,400 per quarter.

Financial Condition at March 31, 2002

(a)  Working Capital

     As of March 31, 2002, the Registrant had a deficit in working capital of approximately $137,000. Working capital used for operations was approximately $173,000 and $178,000 for the three months and nine months ended March 31, 2002, respectively. Trade receivables are all current. Unearned revenue represents prepaid maintenance fees to be earned over the balance of the annual terms. All trade payables are current as of March 31, 2002, with the exception of $8,000 owed to the purchaser of the Registrant's systems integration business.

     Included as a reduction of working capital at March 31, 2002 is a $157,708 liability to the May 1999 purchaser of the Registrant's systems integration business. The Registrant believes that it is entitled to contingent payments from this purchaser, and does not intend to make payments on the $157,708 liability until the contingent payment issue is resolved.

(b)  Vendor Settlements

     On January 14, 2002 the Registrant and Storage Area Networks, Inc ("SAN") entered into a settlement agreement. The agreement provides that SAN shall return 6,460,137 shares of company common stock back to the Registrant and release any claim or interest in a $50,000 escrow deposit. The Registrant and SAN have mutually released and forever discharged each other from any liabilities, fees, damages, obligations or contracts of any kind.

     The settlement agreement releases the Registrant from any redemption obligation related to the shares previously held by SAN. The $50,000 escrow account (held to register the common stock subject to redemption) has been released.

     The financial statement impacts of this transaction are to increase stockholders' equity by the $2,211,048 redemption obligation, and to decrease the number of shares of common stock outstanding in the three months ended March 31, 2002.

     The Registrant can now actively seek investor capital or financing as needed without the restrictions of this redemption agreement.

     Legal fees of $169,000 were incurred in the three months ended March 31, 2002 related to the settlement with SAN.

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

     The first $157,708 of additional contingent payments earned by the Registrant will be retained by the buyer to pay for compensated absences for former Registrant employees. This amount is included under accrued liabilities in the March 31, 2002 balance sheet. Management does not intend to make payments on this balance until the contingent payment issue is resolved.

(d)  Credit Facilities

     The Registrant obtained a $250,000 line of credit as of October 31, 2001 expiring October 31, 2002.

(e)  Cash Requirements

     After entering into the January 14, 2002, settlement with SAN described at (b) above, management is now able to fully concentrate on promoting its products. Management believes that the Registrant will be able to generate sufficient sales to meet its cash requirements for the next twelve months.

Results of Operations

(a)  Overview

     The Registrant continues to provide Qwest Cyber.Solutions ("QCS") data storage, software maintenance, and special project work in FY 2002.

     The Registrant has also renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 30, 2002 for the U.S. Air Force Operational Space and Support Program. Revenue from this related party for the three months and nine months ended March 31, 2002 is $32,400 and $118,800 respectively. This represents 12% and 15% of total revenues respectively.

     During the three months ended March 31, 2002 the Registrant completed its $500,000 agreement with a major telecommunications equipment provider to develop a web-based portal. No additional revenues are anticipated under this agreement, and the Registrant has fulfilled all of its obligations.

(b) Three months Ended March 31, 2002, with Comparison to Three months Ended March 31, 2001

     The Registrant reported net loss for March 2002 of $(183,980) compared with restated net earnings of $54,543 for March 2001.

     Revenues decreased by approximately $106,000 for the comparative three-month periods. The Registrant's revenues have been derived from four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

     Cost of revenues for the comparative three-month periods decreased by approximately $87,000. The Registrant had subcontract costs of $72,000 related to the QCS web-site development agreement in the three months ended March 31, 2001.

     Selling and administrative expenses for the comparative three-month periods increased by approximately $235,000. This is primarily attributable to the following factors:

     - Increased net compensation costs of $51,000. The Registrant hired a new CEO and expanded the marketing staff. Employee benefit costs have increased.

     - Increased legal fees of $180,000 primarily associated with the SAN settlement.

(c) Nine months Ended March 31, 2002, with Comparison to Nine months Ended March 31, 2001

     The Registrant reported a net loss for March 2002 of $(220,968) compared with restated net earnings of $159,539 for March 2001.

     Revenues decreased by approximately $263,000 for the comparative nine-month periods. The Registrant's revenues have been derived from four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

     Cost of revenues for the comparative nine-month periods decreased by approximately $201,000. The Registrant had subcontract costs of $199,000 related to the QCS web-site development agreement in the nine months ended March 31, 2001.

     Selling and administrative expenses for the comparative nine-month periods increased by approximately $273,000. This is primarily attributable to the following factors:

     - Increased net compensation costs of $98,000. The Registrant hired a new CEO and expanded the marketing staff. Employee benefit costs have increased.

     - Increased travel costs of $24,000 associated primarily with the pursuit of opportunities in Asia and Europe.

     - Increased legal fees of $155,000 primarily associated with the SAN settlement.

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

     The Registrant has had earnings (losses) from operations as follows: $(2,516,794) for the fiscal year ended June 30, 2000, $105,580 for the fiscal year ended June 30, 2001, and $(220,968) for the nine months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $5,893,922. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

                                         3Si Holdings, Inc.



Dated: May 14, 2002                      By: /s/ Jerome K. Thorson
                                         Jerome K. Thorson
                                         Chief Executive Officer

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