Form 10KSB
period 2002-06-30
3SI HOLDINGS INC
filed 2002-10-22
CIK 317889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                Commission file number __________________________

                               3Si HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                                     Wyoming
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   83-0245581
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

     6886 S. Yosemite Street, Centennial, CO                  80112
     ---------------------------------------                ----------
     (Address of principal executive offices)               (Zip Code)


Issuer's telephone number: 720/493-1660

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

        Common stock, $0.01 par value

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X]  Yes
        [ ]  No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $832,905

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002, computed at a per-share value of $0.015 per share: $147,000.

        The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 35,455,337.

        Transitional Small Business Disclosure Format (Check one):

        [ ]  Yes
        [X]  No

                                TABLE OF CONTENTS


                                                                        PAGE
PART I

Item 1  Description of Business                                           5
Item 2  Description of Property                                          13
Item 3  Legal Proceedings                                                13
Item 4  Submission of Matters to a Vote of Security Holders              13
Item 5  Controls and Procedures                                          13

PART II

Item 6  Market for Common Equity and Related Stockholder
        Matters                                                          13
Item 7  Management's Discussion and Analysis or Plan of
        Operation                                                        15
Item 8  Financial Statements                                             23
Item 9  Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure                           24

PART III

Item 10 Directors, Executive Officers Promoters and Control
        Persons; Compliance With Section 16(a) of the
        Exchange Act                                                     25
Item 11 Executive Compensation                                           26
Item 12 Security Ownership of Certain Beneficial Owners
        and Management                                                   27
Item 13 Certain Relationships and Related Transactions                   28
Item 14 Exhibits and Reports on Form 8-K                                 29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.

        The Registrant's principal executive offices are located at 6886 S. Yosemite St., Centennial, Colorado 80112; the telephone number is 720/493-1660. The Registrant is a Wyoming corporation formed in 1979. The Registrant is comprised of three entities:

        (a) 3Si Holdings, Inc. owns a controlling interest in iKEW Inc. and 3Si Inc.

        (b) iKEW Inc., a Colorado corporation, 69% owned by the Registrant, which was formed to provide Internet-based content management, community portal and support capabilities, commonly known as iSupport.

        (c) 3Si, Inc., a Colorado corporation and wholly-owned subsidiary serves as a master reseller and application service provider for the Registrant's family of products.

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

        In June 1998, 3Si, Inc. announced the first of an intended family of Internet-based products designed to further integrate a client's information technology system through the Internet. The first product, an Internet-based customer support and knowledge management solution, is being sold under the name iKEW, an acronym for "Internet Knowledge, Experience, and Wisdom." It currently shares network facilities with 3Si, Inc. in Centennial, Colorado.

        In its efforts to focus on the iSupport market, the Registrant sold its computer reseller division to PC Specialists of San Diego, California in May 1999.

Business of the Registrant.

        (a) Company Overview. Through its iKEW family of products, the Registrant and its subsidiaries are in the unique position to enhance and expand the way users create, manage and exchange information as they participate and compete in the global marketplace. The Registrant's mission is to refine and provide the technology to capture the knowledge base and experience of the user, empower the user to deliver this information in a meaningful way through the Internet to audiences, and do so whenever and wherever needed, in a simple, streamlined process. The iKEW family of products is suited for any business organization, internal or independent, that must communicate different messages to different audiences expediently through the Internet.

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

        According to Boston-based AMR Research, Inc., a highly respected industry trend-spotting source, Internet-based support strategies "... are becoming the hub of many companies' marketing strategies." AMR predicts that the total Customer Relations Management ("CRM") will jump to $16.8 billion by 2003 from $2.3 billion in 1998.

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

        Global dependence on the Internet has exploded in sufficient volume for the type of applications needed to bring about a natural, logical redefinition of business communication and distribution. Internet-based call center solutions have reduced labor costs by about 43% as compared to an estimated labor cost increase of 3% without Internet-based solutions.

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

        Looking specifically at the help-desk market, IDC, a global leader in providing technology intelligence, industry analysis, market data, and strategic and tactical guidance to the builders, providers and users of information technology, has estimated that this market will grow to approximately $2.5 billion in the year 2000 and $3.5 billion by the year-end 2002.

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

        Demand for word messaging is growing at twice the rate of numeric paging. Demand for wide-area coverage is growing at twice the rate as local coverage. Nearly 75% of United States professionals now spend more than 20% of their time away from the office. There are more than 600 wireless messaging companies operating in the United States, of which the top 30 companies constitute 95% of the business.

        (c) Strategy. The iKEW family of products has been designed to provide maximum distribution, ease of use, accessibility, immediate response time, scalability, and a rapid development cycle. Through the integration of the iKEW family of products and services, a complete web presence can be created and employed in less time for less money and less manpower, and can offer more functionality than can more traditional approaches.

        The Registrant's strategy is to continue to expand the iKEW family of products and includes the following key points:

               (1) Leverage technical expertise in software support over the Internet. The Registrant has designed its products to provide immediate access support to Internet-based customers and to provide a self-help knowledge management solutions.

               (2) Expand product offering to a broader customer base. By partnering with companies to market the Registrant's products to government agencies and companies with large distribution channels, the Registrant intends to increase the Registrant's penetration into the Internet-based support market. The agreements with Qwest Cyber.Solutions, Mobilitylink, and SMI International are examples of this strategy.

               (3) Utilize network of two-way wireless messaging. The Registrant intends to integrate business applications with a two-way paging system.

        (d) Products and Services. Each product in the iKEW family can be sold independently, distributed through an application service provider ("ASP") model, or integrated with the others to provide a complete Internet business strategy:

            -   Content Management

            -   Customer Support (iSupport)

            -   Wireless Device Management

            -   Process Management

        Comprehensive integration of these components results in a capability labeled Portal Management for the Enterprise.

        (1) Content Management. The term "at the speed of business" has taken on a new meaning in this world of instantaneous communication. Those with access to knowledge in real time have a distinct competitive advantage. iKEW's content management capability captures knowledge at the source of expertise allowing controlled distribution and access by anyone, anywhere, and at any time. iKEW's search capability is a unique combination of natural language, key words, proprietary algorithms, and techniques allowing each customer to define their own language.

        Each business uses a unique language to communicate with customers and employees. iKEW's Content Management has the ability to incorporate the unique language of each business to provide fast, reliable information and answers to user requests. iKEW thus becomes a system capable of providing information at the speed of thought.

        (2) Customer Support. The Internet has opened the door to a new dimension in delivering customer support. Customers today expect and demand to have access to information, answers and support 24 hours a day, 7 days a week. iKEW integrates capabilities directly targeted at meeting and, in many cases, exceeding these customer expectations. Unlike other customer support products on the market, iKEW has been designed from the ground up to be delivered over the Internet and through wireless devices. The most inefficient use of call centers resources is the "status call." Requests for status information on the resolution of a previous inquiry can be as high as 15% to 20% of the total call volume. iKEW has a call status feature allowing the customer to access status information instantaneously from the Internet.

        (3) Wireless Paging Management. With a two-way pager and iKEW's Wireless Paging Management, an organization can easily and conveniently manage and track critical pager communications, interfacing business applications with a nationwide paging network. Immediate benefits include:

            -   Maximizing support personnel productivity

            -   Confirmation that the page was received and when

            -   Sending and managing pages through a browser interface

            -   Allocation of support personnel dynamically

            -   Interaction with business applications through a pager

            -   Greater control of paging expenses

        Wireless Paging Management allows a user's business application(s) to interact electronically with a paging network. The service includes two primary interfaces: (a) a 3Si-developed generic application interface that allows communication between the customer network and the 3Si service; and (b) a site-specific interface that passes two-way paging data to the business application. The site-specific interface may be developed by 3Si or other systems integrators as is deemed most appropriate. Two-way paging management allows users to increase customer satisfaction and reduce overall support costs.

        (4) Process Management. iKEW lends itself to managing processes, that by their nature, are Internet intensive or leverage the Internet. Examples include SAS 70 and ISO 9001 certifications and Hospital/Physician linkages, and tracking overnight parcel delivery.

Portal Management for the Enterprise.

        Portal Management for the Enterprise comprehensively integrates all the components in the iKEW family of support products, providing the following capabilities: search engine, portal management, access control, content filtering, content creation and management, press releases, news articles, product and services information, sales tools, careers and job postings, self-help knowledge, sales lead routing, customer support system, and integration with business applications.

        (e) Sales and Marketing. The iKEW suite of Internet-based customer support products is based on three fundamental philosophies:

            -   Capturing the creation of knowledge at the source

            -   Aggregating that knowledge

            - Controlled and systematic distribution through the Internet and wireless devices

        (1) 3Si Application Service Provider. In this subscription-based environment, the customer is billed monthly for access to the iKEW service. All of the software, hardware and networking systems are maintained from the Registrant's data center. This business model has the advantage of minimal startup expense time and does not require any expertise from the customer. Currently over 500 users access iKEW products and services through the ASP business model. These users include SMI International, Evolving Systems, and Cable Labs.

        (2) Customer Installed. iKEW software and hardware may also be implemented directly on the customer's network. The software is licensed to customers and an annual maintenance fee is charged for software support and updates. The iKEW family of products can be deployed in both Intranet and Internet environments. During fiscal year 2002, Qwest Cyber.Solutions used iKEW technology as the infrastructure behind their new corporate web site. The United States Air Force has selected IKEW as a problem and status tracking tool for the support of satellites.

        (3) Rebranding and Distribution. Rebranding of iKEW products and services will produce the most dramatic impact on gaining market share. This distribution model is an ideal model for companies that would like to get into the web services and knowledge delivery market quickly and efficiently. The "Powered by iKEW" branding will generate recurring revenue for the Registrant through royalty licensing.

        In August 1999, the Registrant partnered with SMI International, a Colorado Springs-based management group (formerly Space Mark Inc.), by signing a master reseller agreement in the ordinary course of business. The agreement gives SMI exclusive rights to market iKEW.net products to all local, state and federal government agencies in the United States, including the State of Alaska, as well as all government and commercial customers in Australia, and New Zealand.

        (4) Wireless Paging Management. Wireless paging management has the ability to generate revenue by developing customer specific business application interface, sale of the pager devices, reselling the paging service, and service fees for access through the iKEW data center to the wireless paging network.

        (f) Strategic Alliances. The Registrant's strategy is to continue to expand the offering of the iKEW family of products to a broader customer base. By partnering with application service providers and other distribution partners, the Registrant intends to increase its penetration into the Internet-based software market.

        The addition of setup and usage wizards, and enhancements to the core product sets, have increased the size of the potential market for iKEW products and services.

        (g) Competition. With the proliferation of Internet-based customer support systems, the competition, at first glance, may look intimidating. For the most part, these companies have done a terrific job of raising money and creating a presence in the financial markets. However, the products are focused primarily on a small segment of the overall requirements. Most of the Internet-based support products require the purchase of new servers, related software and integration services, as well as expensive consulting, in order to deploy the system over the Internet.

        The Registrant believes there are significant opportunities for differentiation of the iKEW products and services due to its focus on the entire enterprise: knowledge management, process management, distribution and support requirements. Competitors in this market are: Silknet, Ask Jeeves, Inc., Brightware, Motive, Stellent, Vignette and Microsoft.

        (h) Employees. During fiscal year 2002, the Registrant had eight employees, seven of whom were in the area of sales and marketing and software development and customer service, and one of whom was in administration.

ITEM 2. DESCRIPTION OF PROPERTY.

        From May 1999 to September 2000, the Registrant was provided a small amount of space at its Centennial, Colorado location by the purchaser of its systems integration business. From October 2000 to August 2001, the Registrant had a month-to-month lease for the continued use of this space.

As of September 2001, the Registrant is leasing office space under a non-cancelable operating lease from a new landlord. This lease expires in August 2003.

In June 2000, the Registrant acquired $27,123 of computer equipment under a capital lease. The equipment was placed in service July 2000. The Registrant also leases vehicles and equipment under non-cancelable operating leases. These leases expire between June 2003 and May 2004.

ITEM 3. LEGAL PROCEEDINGS.

        The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


                                     PART II

ITEM 6. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2002


                                                                 High                  Low
                                                                 ----                  ---
Quarter Ended September 30, 2001                                 0.10                  0.03
Quarter Ended December 31, 2001                                  0.10                  0.04
Quarter Ended March 31, 2002                                     0.12                  0.05
Quarter Ended June 30, 2002                                      0.09                  0.03


Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2001


                                                                 High                  Low
                                                                 ----                  ---
Quarter Ended September 30, 2000                                 0.25                  0.11
Quarter Ended December 31, 2000                                  0.20                  0.08
Quarter Ended March 31, 2001                                     0.24                  0.06
Quarter Ended June 30, 2001                                      0.15                  0.06


As of October 1, 2002, there were approximately 1684 shareholders of record of the Registrant's common stock.

Dividend Information

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Financial Condition at June 30, 2002

        (a) General. As of June 30, 2002, the Registrant had negative working capital of $176,190, and had working capital used for operations of $214,166 for the year then ended. Both of these balances are directly related to the Results of Operations discussed below.

        Substantially all June 30, 2002, trade receivables are current. The Registrant has approximately $37,000 of trade payables over 30 days past due as of June 30, 2002. Substantially all of these June 30, 2002 past due balances were paid as of September 30, 2002.

        (b) Other Sources of Working Capital. On September 13, 2002, the Registrant borrowed $100,000 from Jerome K. Thorson, President/CEO. The loan is in the form of a convertible debenture, due September 13, 2003, with interest payable monthly at the prime rate. The lender has the option to convert the debt to common stock one hundred eighty (180) days after the date of the instrument upon terms that are agreeable to the Board of Directors of the Registrant, but not less than the per-share price received by the Registrant for any similar equity sale of stock by the Registrant pursuant to a private (non-public) offering of the Registrant's stock, if any, to a third party, in an arm's length transaction during the period from the date of the convertible debenture until such conversion (Exhibit 7).

        (c) Credit Facilities. The Registrant has a $250,000 line of credit agreement in place expiring October 30, 2002. As of June 30, 2002, the Registrant had borrowed $115,000 on this line of credit.

        The loan covenants to the agreement prohibit the Registrant from borrowing money without prior written consent of the lender. The bank has provided its consent to the Registrant's $100,000 loan from one of its corporate officers.

        (d) Settlements. On January 14, 2002, the Registrant and Storage Area Network ("SAN") entered into a settlement agreement transferring 6,460,137 shares of the Registrant's stock previously owned by SAN back to the Registrant. The Registrant was relieved of any future liability related to redemption of these shares.

        In September 2002, the Registrant entered into a settlement agreement with the May 1999 purchaser of its systems integration business that relieved the Registrant of a $157,708 liability.

        (e) Going Concern -- Management's Plans. The Registrant obtained a loan from a corporate officer in September 2002 to provide temporary liquidity until new client agreements for additional revenues are finalized. Management intends to renew the line of credit upon the expiration of the current agreement in October 2002.

        Several significant agreements with Fortune 100 corporations, which, if consummated will provide additional client revenue, are in the final stages of negotiations, with anticipated start dates in October 2002. It is anticipated that these agreements will be multi-year, providing a solid base of business for the future.

Results of Operations

Overview

        The Registrant's principal services provided during FY 2002 were web site development and paging system implementation using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

        The Registrant entered into an agreement to maintain a web site and provide data storage for Qwest Cyber.Solutions in FY 2002. The Registrant also performed special project work for this customer. Total revenues of $80,000 for this customer were reported in FY 2002. Other than data storage through August 2002, the Registrant has no agreements for future services to this customer.

        A few Fortune 100 corporations have signed agreements for the integration of the Registrant's services within their operations, with implementation plans anticipated to begin in October 2002. It is anticipated that these agreements will be multi-year, providing for additional client revenue and a solid base of business for the future.

The Registrant entered into an agreement with SMI International ("SMI"), the entity that owns the 26% minority interest in iKEW Inc., to maintain and operate the Internet-based customer support system for the U.S. Air Force Operational Space and Support Program. Revenues of $151,000 under this agreement were reported in FY 2002. The annual fee under this agreement is $130,000. This agreement is anticipated to be renewed from October 2002 to September 2003.

        The Registrant also entered into an agreement to implement a paging system for Storage Technology Corporation ("STK"). Revenues of $90,000 under this agreement were reported in FY 2002. The Registrant has no agreements for future services to this customer.

        Significant agreements for additional client revenue have been signed with anticipated start dates in October 2002.

Year Ended June 30, 2002 with Comparison to Year Ended June 30, 2001.

        The Registrant reported a net loss for FY 2002 of $231,803 compared with net earnings of $105,580 for FY 2001.

        Revenues decreased by approximately $365,000 for FY 2002 compared to FY 2001. The Registrant's revenues have been derived from four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

        Cost of revenues decreased by approximately $223,000 for FY 2002 compared to FY 2001. Cost of revenue for FY 2001 included $197,000 of subcontract costs on the QCS web site development.

        Selling and administrative expenses increased by approximately $305,000 for FY 2002 compared to FY 2001. This is primarily attributable to the following factors:

        Increased compensation costs of $159,000. The Registrant hired a new CEO and expanded the sales staff. Employee benefit costs have increased.

        Increased non-recurring legal fees of $155,000 primarily associated with the SAN settlement.

        Contract renewal payments of $75,000 related to the agreement for the May 1999, sale of the systems integration business, were received in September 2000 and have been reported as gain on disposal of the systems integration segment for FY 2001. No future contract renewal payments are provided for in the May 1999 agreement. In September 2002, the Registrant entered into a settlement agreement with the May 1999 purchaser of its systems integration business that relieved the Registrant of a $157,708 liability.

The $157,708 has been reported as gain on disposal of the systems integration segment for FY 2002.

Risk Factors

The Registrant recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Registrant will be able to capture and maintain enough market share to compete successfully in the future. The Registrant sees the following risk factors associated with its business:

(a)     Product Development

There can be no assurance that the Registrant will generate significant revenues in the future from its developed products; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. In such event, investors in the shares of common stock of the Registrant may lose their entire investment.

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

(b)     Significant Working Capital Requirements

The working capital requirements associated with the plan of business of the Registrant will continue to be significant.

c)      Control of the Registrant by Officers and Directors

The Registrants' officers and directors beneficially own approximately 74% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring shareholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(d)     Product Distribution and Market Acceptance

The Registrant has developed and offers a subscription-based distribution model for its proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models, including but not limited to recurring revenue. This model has not yet been proven with the Registrant's target market; however, interest in this method of delivery has been expressed by the Fortune 100 corporations that have recently contracted with the Registrant.

(e)     Changing Technologies

The Registrant's business is subject to changes in technology and new service introductions. Accordingly, the Registrant's ability to compete will depend upon its ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

(f)     Acceptance and Effectiveness of Internet Electronic Commerce

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

(g)     Competition in Internet Commerce

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

(h)     Unreliability of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face delays in the future. These outages and delays could reduce the level of

Internet usage and traffic on the Registrant web site. In addition, the Internet could lose its viability due to delays in the development or adoption of news standards and protocols to handle increased level of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant web site may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

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

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with an online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws, or the passage of new laws intended to address these issues, could directly affect the way that the Registrant does business, or could create uncertainty in the marketplace. This could reduce demand for the Registrant's services or increase the delivery costs, or could otherwise harm the Registrant's business. In addition, foreign jurisdictions may claim that the Registrant is required to comply with their laws. In some jurisdictions, the Registrant will be required to collect value-added taxes on the Registrant's fees. Failure to comply with foreign laws could subject the Registrant to penalties ranging from fines to bans on its ability to offer services.

(j)     Shares Eligible for Future Sale

All of the 25,642,081 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward-Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains "Forward-Looking Statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and in the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions identify Forward-Looking Statements. These Forward-Looking Statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the Forward-Looking Statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the cost of providing Registrant's services and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the Forward-Looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "Forward-Looking Statements."

Effect of New Accounting Pronouncements

Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", No. 142 "Goodwill and Other Intangible Assets", and No. 143 "Accounting for Asset Retirement Obligations" became effective during the year ended June 30, 2002. The new standards have no effect on the financial statements of the Registrant.

SFAS No. 145 "Rescission of SFAS No. 4 - Reporting Gains and Losses from Extinguishment of Debt" removes the previous requirement that all gains and losses from the extinguishment of debt were classified as extraordinary items. The Registrant's reporting of the liability satisfied under a September 2002 settlement complies with the requirements of this new standard.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" will become effective after the year ended June 30, 2002. The new standards are expected to have no effect on the financial statements of the Registrant.

Critical Accounting Policies

The Registrant's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. The criteria applicable to web site development include determinability of the amount of revenue, measuring progress-to-completion, and probability of collection. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

Maintenance and support revenues are recognized ratably over the term of the related agreements.

The iKEW software was licensed to the users on a monthly subscription basis through May 2001. License revenue was recognized monthly as the service was provided.

ITEM 8. FINANCIAL STATEMENTS.

        Financial statements as of and for the year ended June 30, 2002 are presented in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        (a) Frank W. Backes, Chief Technical Officer/Chief Financial Officer/Director. Mr. Backes, age 41, was formerly the President and Chief Executive Officer of the Registrant in June 1999. Mr. Backes previously served as Executive Vice President and Chief Technologist of the Registrant since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment Corporation. Mr. Backes also serves as a Director of the Registrant.

        (b) Jerome K. Thorson, President/Chief Executive Officer/Director. Mr. Thorson, age 55, joined the Registrant on May 1, 2001. He has worked in the information technology industry for more than 30 years. Most recently, Mr. Thorson was self-employed as a consultant, working with venture capitalists to create global managed service companies. From 1999 to 2000, he served as president and chief operating officer of (i)Structure, a technology company. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems Corporation, his last position being that of a business unit president.

        (c) Frederick J. Slack, Executive Vice President/Director. Mr. Slack, age 48, was appointed Executive Vice President in June 1999 of iKEW.net and is responsible for sales and marketing. From 1993 to June 1999, he served as President and Chief Executive Officer of the Registrant. Prior to joining the Registrant in 1993, Mr. Slack served as project manager for government customers at Digital Equipment Corporation. Mr. Slack also serves as a Director of the Registrant.

        (d) Felipe L. Valdez, Chairman of the Board/Secretary/Director. Felipe
L. Valdez, age 50, was appointed Chairman/Secretary of the Registrant in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of the Registrant. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of the Registrant.

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

        The Registrant is aware that Messrs. Thorson and Slack inadvertently failed to file Form 4's after the disposition of certain shares, amongst themselves, of the Registrant (which will appear on the Registrant's Form 5). These reports are being prepared and will be filed shortly. The Registrant is unaware of any other required reports that were not timely filed.

ITEM 11. EXECUTIVE COMPENSATION.


Name and                                                     Restricted   Securities
Principal                                     Other Annual     Stock       Underlying    LTIP        All Other
Position         Year     Salary     Bonus    Compensation     Award        Options     payouts     Compensation
--------         ----     ------     -----    ------------   ----------   -----------   -------     ------------
Frank W.         2002    $114,800
Backes,          2001    $114,800    $8,000


CTO              2000    $114,800

Frederick J.     2002    $110,000
Slack,           2001    $110,000    $8,000
Exec. Vice       2000    $110,000
President

Felipe L.        2002    $       0               $5,400
Valdez,          2001    $       0               $2,700
Secretary        2000    $   4,230

Jerome K.        2002    $  78,333
Thorson,         2001    $  10,000                                        $150,000(2)
President &      2000    $       0
CEO


        (1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

        (2) Jerome K. Thorson was granted 3,000,000 stock options, with an exercise price of $0.05 per share, on October 12, 2001, which vest in increments of 750,000 over three years. There were no other stock options granted to officers or directors during the fiscal year ended June 30, 2002.

Other Compensation

        (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan provided for or contributed to by the Registrant.

        (b) With the exception of the Thorson options described above, which were granted pursuant to a contractual agreement with the Registrant, no other remuneration is currently proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of June 30, 2002 (35,455,337 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


                                                           Amount of
                              Name and Address of         Beneficial
     Title of Class             Beneficial Owner          Ownership(1)         Percent of Class
     --------------           -------------------         -----------          ----------------
Common Stock              Frederick J. Slack               8,277,444              23.35%
                          6886 S. Yosemite St.
                          Centennial, CO 80112

Common Stock              Felipe L. Valdez                 8,250,545              23.27%
                          6886 S. Yosemite St.
                          Centennial, CO 80112

Common Stock              Frank W. Backes                  8,477,777              23.91%
                          6886 S. Yosemite St.
                          Centennial, CO 80112

Common Stock              Tom Richardson                    182,748               0.52%
                          777 N. Overland Trail  #101
                          Casper, WY 82601

Common Stock              Doris K. Backus                    53,567               0.15%
                          777 N. Overland Trail, #101
                          Casper, WY 82601

Common Stock              Jerome K. Thorson                1,150,000(2)           3.24%
                          6866 S. Yosemite St.
                          Centennial, CO 80112

Common Stock              Shares of all directors and      26,392,081             74.44%
                          executive officers as a
                          group (6 persons)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Other than as set forth below, during the past two years, there have not been any transactions that have occurred between the Registrant and its officers, directors, and 5% or greater shareholders.


--------------------------------

(1) With the exception of Jerome K. Thorson noted at 2 below, none of these security holders has the right to acquire any amount of the shares within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The Beneficial Ownership for Jerome K. Thorson includes 400,000 shares in the name of his children, and options to purchase 750,000 shares that are vested as of June 30, 2002. Mr. Thorson has options to purchase an additional 2,250,000 shares that will vest in FY 2003 to FY 2005.

        Loans payable to TSIH from Fred Slack, Frank Backes and Felipe Valdez, who are officers, directors and the principal shareholders of the Registrant (the "Principal Shareholders"), totaled $162,395 at June 30, 2002. These loans were made in connection with the Principal Shareholders' purchase of stock from prior shareholders pursuant to the reverse merger by which TSIH was created. These loans are collateralized by TSIH common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Company that was subject to going concern considerations at June 1999, the $162,395 balance, on June 30, 2002, was fully reserved and recorded as an expense during the year ended June 30, 1999. No interest income has been accrued since June 30, 1999.

        On September 13, 2002, the Registrant borrowed $100,000 from Jerome K. Thorson, President/CEO. The loan is in the form of a convertible debenture, due September 13, 2003, with interest payable monthly at the prime rate. The lender has the option to convert the debt to common stock one hundred eighty (180) days after the date of the instrument upon terms that are agreeable to the Board of Directors of the Registrant, but not less than the per-share price received by the Registrant for any similar equity sale of stock by the Registrant pursuant to a private (non-public) offering of the Registrant's stock, if any, to a third party, in an arm's length transaction during the period from the date of the convertible debenture until such conversion (Exhibit 7).

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                     PART IV

ITEM 1. INDEX TO EXHIBITS.

        1.     Independent Auditors' Report
        2.     Consolidated Balance Sheet as of June 30, 2002
        3.     Statements of Operations
        4.     Statements of Cash Flow
        5.     Statements of Changes in Stockholders' (Deficit)
        6.     Notes to Consolidated Financial Statements

ITEM 2. DESCRIPTION OF EXHIBITS.

        7.     Convertible Debenture.

       99.8 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

       99.9 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       By: /s/ JEROME K. THORSON
                                           -------------------------------
                                           Jerome K. Thorson,
                                           President/CEO


                                       Date: 10/21/02
                                            ------------------------------


                                       By: /s/ FRANK W. BACKES
                                           -------------------------------
                                           Frank W. Backes, CTO/CFO


                                       Date: 10/21/02
                                            ------------------------------

I, Jerome K. Thorson, certify that:

1. I have reviewed this annual report on Form 10-KSB of 3Si Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10/18/02

/s/ JEROME K. THORSON
-----------------------
[Signature]
CEO

I, Frank W. Backes, certify that:

1. I have reviewed this annual report on Form 10-KSB of 3Si Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10/18/02

/s/ FRANK W. BACKES
-----------------------
[Signature]
CFO

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   1.          Independent Auditors' Report
   2.          Consolidated Balance Sheet as of June 30, 2002
   3.          Statements of Operations
   4.          Statements of Cash Flow
   5.          Statements of Changes in Stockholders' (Deficit)
   6.          Notes to Consolidated Financial Statements
   7.          Convertible Debenture
  99.8         Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, Chief Executive Officer
  99.9         Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, Chief Financial Officer