Form 10QSB
period 2002-09-30
3SI HOLDINGS INC
filed 2002-11-15
CIK 317889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               -------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from           to
                                               ---------    ---------
                Commission file number
                                       --------------------------

                               3Si HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Wyoming                                         83-0245581
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


  6886 S. Yosemite Street, Centennial, CO                      80112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (720) 493-1660
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 35,456,337

         Transitional Small Business Disclosure Format (Check one):

         [ ]      Yes
         [X]      No

                                TABLE OF CONTENTS


PART I                                                                         PAGE

Item 1   Financial Statements                                                    4

         Consolidated Balance Sheet
         As of September 30, 2002                                                4

         Consolidated Statement of Operations
         For the Quarters Ended September 30, 2002
         And September 30, 2001                                                  5

         Consolidated Statements of Cash Flows
         For the Quarters Ended September 30, 2002
         And September 30, 2001                                                  6

         Notes to Consolidated Financial Statements                              7
Item 2   Management's Discussion and Analysis
         And Results of Operations                                               9

PART II

Item 3   Legal Proceedings                                                      17
Item 4   Changes in Securities                                                  17
Item 5   Defaults Upon Senior Securities                                        17
Item 6   Submission of Matters to a Vote of Security Holders                    17
Item 7   Other Information                                                      17
Item 8   Exhibits and Reports on Form 8-K                                       17

PART I --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                               3Si Holdings, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002


                                   (Unaudited)

ASSETS

CURRENT ASSETS
         Cash and cash equivalents                          $      36,822
         Accounts receivable - trade                                6,085
         Other current assets                                      15,911
                                                            -------------

                  Total current assets                             58,818
                                                            -------------

EQUIPMENT AT COST
         Computer systems, furniture, and software                152,679
         Less accumulated depreciation and amortization           (75,725)
                                                            -------------

                  Net equipment                                    76,954
                                                            -------------

Total assets                                                $     135,772
                                                            =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
         Notes payable (Note 3)                             $     382,000
         Current portion of long-term debt                          7,331
         Accounts payable - trade                                  78,700
         Unearned revenue                                           6,312
                                                            -------------

                  Total current liabilities                       474,343
                                                            -------------

LONG-TERM DEBT                                                      1,744

MINORITY INTEREST (NOTE 4)                                             --

STOCKHOLDERS' (DEFICIT)
         Common stock                                             356,703
         Additional paid-in capital                             5,490,963
         Accumulated (deficit)                                 (6,149,797)
         Treasury stock                                           (38,184)
                                                            -------------

                  Total stockholders' (deficit)                  (340,315)
                                                            -------------

Total liabilities and stockholders' (deficit)               $     135,772
                                                            =============

             See notes to interim consolidated financial statements.

                               3Si Holdings, Inc.
                      Consolidated Statements of Operations
               For the Quarters Ended September 30, 2002 and 2001


                                   (Unaudited)


                                                    2002               2001
                                                 ------------      ------------
Consulting and other service
revenues (Note 6)                                $     49,470      $    116,775

Cost of revenues                                       62,255            59,545
                                                 ------------      ------------

                  Gross profit                        (12,785)           57,230

Selling and administrative expenses                   228,204           193,243
                                                 ------------      ------------

                  (Loss) from operations             (240,989)         (136,013)
                                                 ------------      ------------

Other income (expense)
         Miscellaneous income                              14             1,302
         Interest expense                              (4,065)             (783)
                                                 ------------      ------------

           Total other income (expense)                (4,051)              519
                                                 ------------      ------------

                  Net (loss) before minority
                  interest                           (245,040)         (135,494)

Minority interest (Note 4)                                 --            21,522
                                                                   ------------

                  Net (loss) before income
                  taxes                              (245,040)         (113,972)

Income taxes (Note 5)                                      --                --

                   Net (loss)                    $   (245,040)     $   (113,972)
                                                 ============      ============


Basic and diluted (loss) earnings
per common share (Note 2)                        $      (0.01)     $         --

Weighted average shares outstanding
         Basic                                     35,456,337        37,621,983
         Diluted                                   35,456,337        37,621,983

             See notes to interim consolidated financial statements.

                               3Si Holdings, Inc.
                      Consolidated Statements of Cash Flows
               For the Quarters Ended September 30, 2002 and 2001



                                                                   (Unaudited)
                                                                      2002              2001
                                                                   ------------      ------------
Operating activities:
         Net (loss)                                                $   (245,040)     $   (113,972)
         Reconciling adjustments:
                  Depreciation and
                  amortization                                            8,620             7,068
                  Income attributable to
                  minority interest                                          --           (21,522)
                  Changes in operating assets
                  and liabilities:
                           Accounts receivable                           (2,445)          (52,980)
                           Other assets                                     (60)            4,213
                           Accounts payable                                  18            27,631
                           Unearned revenue                             (26,088)           21,600
                                                                   ------------      ------------

                                    Total adjustments                   (19,955)          (13,990)
                                                                   ------------      ------------

                  Net cash (used for) operating
                  activities                                           (264,995)         (127,962)

Investing activities:
         Equipment purchases                                             (2,500)           (1,023)
                                                                   ------------      ------------

                  Net cash (used for) investing
                  activities                                             (2,500)           (1,023)

Financing activities:
         Borrowings on lines of credit                                  167,000                --
         Loan from corporate officer                                    100,000                --
         Payments on capital leases                                      (2,686)           (2,070)
                                                                   ------------      ------------

                  Net cash provided by (used
                  for) financing activities                             264,314            (2,070)
                                                                   ------------      ------------

Net change in cash and cash equivalents                                  (3,181)         (131,055)
Cash and cash equivalents at beginning
of period                                                                40,003           198,476
                                                                   ------------      ------------


Cash and cash equivalents at end of
period                                                             $     36,822      $     67,421
                                                                   ============      ============

Supplemental disclosures of cash flow information
         Interest paid                                             $      2,690      $        783
                                                                   ============      ============

         Income tax paid                                           $         --      $         --
                                                                   ============      ============


             See notes to interim consolidated financial statements.

                               3Si Holdings, Inc.
               Notes to Interim Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at September 30, 2002, and the results of operations and cash flows for the quarters ended September 30, 2002, and September 30, 2001. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2002, Form 10-QSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Earnings Per Share

Net (loss) earnings per share for the quarters ended September 30, 2002 and 2001, was computed on the basis of the weighted average number of common shares only, as shares subject to warrants and stock options would have an anti-dilutive effect.

Note 3 - Notes Payable

Note payable to bank, with interest at 1% over prime on a $250,000 line of credit expiring in October 2002; collateralized by substantially all assets of the Company and guaranteed by officers of the Company. The loan covenants prohibit the Company from borrowing money without prior written consent of the lender. The bank has provided its consent for the Company's $100,000 loan from
an officer.                                                                             $     247,000

Loan from corporate officer.  The loan is in the form of
a convertible debenture, due September 13, 2003 with
interest at prime.  The lender has the option to convert
the debt to common stock at any time after March 12, 2003
on such terms as shall be mutually agreed between the lender
and the Company.                                                                        $     100,000

Other $35,000 line of credit                                                            $      35,000

Total notes payable                                                                     $     382,000

Note 4 - Minority Interest

Losses applicable to the minority interest are $55,515 for the quarter ended September 30, 2002. These losses exceed the minority interest in the equity capital of the subsidiary. Such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Note 5 - Income Taxes

TSIH has significant net operating loss carryforwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits, which the Company may not be able to use.

Note 6 - Major Customer Revenue


                                           Three Months Ended
                                              September 30,
                                          2002             2001
                                      ------------     ------------

Major customer #1                     $      9,750     $     24,375

Major customer #2                               --           60,000

Major customer #3 (related party)           32,400           32,400

Other                                        7,320               --
                                      ------------     ------------

         Total revenue                $     49,470     $    116,775
                                      ============     ============

Note 7 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2002, current liabilities exceed current assets by $415,525 and the Company has a deficit in stockholders' equity of $340,315. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is in the process of renewing its line of credit agreement for another year.

In October 2002, the Company renewed an agreement with one of its major customers, and signed agreements with three new major customers.

Management anticipates that the revenues to be generated from these signed agreements, plus revenues from additional prospects expressing an interest in the Company's services, will provide sufficient cash flow for the Company to continue to meet all of its obligations.

There is currently no assurance as to the amount of revenue that may be generated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION

NEW REVENUE SOURCES

TSIH has entered in three new agreements that will significantly impact revenues for the period October 1, 2002 to June 30, 2003:

o    DEVELOPMENT AND IMPLEMENTATION FEES:

On October 17, 2002 TSIH received a fee of $250,000 to develop and customize an "Express Mail Service" solution for one of the largest financial services companies in the United States. This project is scheduled for completion before December 31, 2002.

On October 14, 2002 TSIH entered into an agreement, with an initial fee of $100,000, to develop an "E-Development on Demand" solution for one of the largest information technology companies in the world. This project is also scheduled for completion before December 31, 2002.

On September 13, 2002 TSIH received a fee of $6,000 to implement an on-line enrollment system and web portal for a regional integrated health delivery provider. This system is anticipated to be implemented in November 2002.

o    SUBSCRIPTION REVENUE:

Once each of these projects has been implemented, TSIH will receive subscription fees based on the number of users on each account. Subscription revenue is anticipated to start out at a level of approximately $180,000 per quarter under these three agreements.

o    RENEWALS

TSIH has renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 2003 for the U.S. Air Force Operational Space and Support Program. The fees under this agreement are $32,400 per quarter.

SUMMARY

The new revenue sources and renewals provide a solid base toward the Company generating sufficient cash to meet all of its obligations. Further, there is significant opportunity for expanding the business relationships into other areas without increasing the cost of sales.

Additional Fortune 100 prospects have expressed an interest in the Company's services.

If TSIH can obtain these new prospects as clients (or if the clients under the agreements already signed generate sufficient numbers of users) management anticipates that these subscription revenues will allow the Company to operate profitably on a consistent on-going basis.

FINANCIAL CONDITION AT SEPTEMBER 30, 2002

     (a)  WORKING CAPITAL

As of September 30, 2002, TSIH had a deficit in working capital of $415,525. Working capital used for operations was $236,420 for the three months ended September 30, 2002.

Trade receivables are all current. Substantially all trade payables are current as of September 30, 2002 with the exception of various fees for professional services that were paid in full in October 2002.

     (b)  OTHER SOURCES OF WORKING CAPITAL

On September 13, 2002, TSIH borrowed $100,000 from one of its corporate officers. The loan is in the form of a convertible debenture, due September 13, 2003, with interest at prime. The lender has the option to convert the debt to common stock at any time after March 12, 2003, on such terms as shall be mutually agreed between the lender and the Company.

It is anticipated that the lender will convert the note to common stock in lieu of seeking repayment.

         (c) CREDIT FACILITIES

TSIH obtained a $250,000 line of credit as of October 31, 2001, expiring October 31, 2002. As of September 30, 2002, the balance owed on this line of credit is $247,000. The loan covenants to the agreement prohibit TSIH from borrowing money or entering into a capital lease obligation without prior written consent of the lender. TSIH has obtained the lender's permission for the officer loan noted above.

The Company is in the process of renewing this line of credit agreement for another year.

TSIH also obtained a $35,000 line of credit, and has borrowed the full amount as of September 30, 2002.

         (d) - CASH REQUIREMENTS

The Company has signed three new agreements that will provide cash receipts of $356,000 for development and implementation fees during the quarter ended December 31, 2002. The Company has also renewed an agreement with SMI International, and received the entire $129,600 annual fees during the quarter ended December 31, 2002.

Additional prospects have expressed an interest in the Company's services.

If TSIH can obtain these new prospects as clients (or if the clients under the agreements already signed generate sufficient numbers of users) management anticipates that implementation fees and subscription revenues will allow the Company to generate sufficient cash flows to meet all of its obligations.

RESULTS OF OPERATIONS

REPORTED REVENUE

Revenues for the three months ended September 30, 2002 include the following:

o Fees for the U.S. Air Force Operational Space and Support Program. This agreement has been renewed for FY2003. Reported revenues were $32,400.

o Data storage for Qwest Cyber.Solutions ("QCS"). This agreement was terminated as of October 15, 2002. Reported revenues were $9,750.

o    iKEW software subscription revenue. Reported revenues were $7,320.

THREE MONTHS ENDED SEPTEMBER 30, 2002 , WITH COMPARISON TO THREE MONTHS ENDED SEPTEMBER 30, , 2001

TSIH reported net (loss) for September 2002 of $(245,040) compared with a net
(loss) of $(113,972) for September 2001.

Revenues decreased by approximately $67,000 for the comparative three-month periods. TSIH's revenues have been derived from three to four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

Cost of revenues for the comparative three-month periods showed little change. There were no cut-backs on the engineering staff. During the current quarter, substantial work was performed on updating the iKEW software in anticipation of the client service agreements that were subsequently signed.

Selling and administrative expenses for the comparative three-month periods increased by approximately $35,000. This is primarily attributable to the following factors:

o Increased net compensation costs of $45,000. TSIH hired a new CEO and expanded the marketing staff. Employee benefit costs have increased.

o Increased telephone expense of $10,000 primarily associated with internet lines and long-distance charges.

o Increased travel expense of $7,000 primarily associated with obtaining new clients.

o Decreased advertising expense of $31,000 primarily associated with the expenditure for the quarter ended September 2001 to develop a video news promotion

Risk Factors

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

(c)  Control of the Registrant by Officers and Directors

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

Forward-Looking Statements

The foregoing Management's Discussion and Analysis and Results of Operation contains "Forward-Looking Statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and in the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions identify Forward-Looking Statements. These Forward-Looking Statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the Forward-Looking Statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the cost of providing Registrant's services and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the Forward-Looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "Forward-Looking Statements."

                          PART II -- OTHER INFORMATION


ITEM 3. LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4. CHANGES IN SECURITIES.

None

ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 7. OTHER INFORMATION.

None

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 1. INDEX TO EXHIBITS.

         1.       Consolidated Balance Sheet as of September 30, 2002

         2.       Statements of Operations

         3.       Statements of Cash Flow

         4.       Notes to Consolidated Financial Statements

ITEM 2. DESCRIPTION OF EXHIBITS.

         99.6 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

         99.7 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          By: /s/ Jerome K. Thorson
                                              ---------------------------------
                                              Jerome K. Thorson, President/CEO

                                          Date:       November 14, 2002
                                               --------------------------------


                                          By:       /s/  Frank W. Backes
                                              ---------------------------------
                                                   Frank W. Backes, CTO/CFO

                                          Date:       November 14, 2002
                                               --------------------------------

I, Jerome K. Thorson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 3Si Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/  Jerome K. Thorson
------------------------------------
Jerome K. Thorson
CEO

I, Frank W. Backes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 3Si Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/  Frank W. Backes
--------------------------------
Frank W. Backes
CFO

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
         99.6     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, Chief Executive Officer

         99.7     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, Chief Financial Officer