Form 10QSB
period 2002-12-31
3SI HOLDINGS INC
filed 2003-02-14
CIK 317889

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     Form 10-QSB


X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _________ to _________
          Commission file number __________________________


                            3Si HOLDINGS, INC.
    (Exact name of small business issuer as specified in its charter)


              Wyoming                                 83-0245581
(State or other jurisdiction of incorporation       (IRS Employer
             or organization)                      Identification No.)

          6886 S. Yosemite Street, Centennial, CO        80112
               (Address of principal executive offices)

                                (720) 493-1660
                         (Issuer's telephone number)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002: 35,456,337

     Transitional Small Business Disclosure Format (Check one):

        Yes
     X   No

                              TABLE OF CONTENTS

Part I  Financial Information                                     Page

Item 1  Financial Statements                                         4

        Consolidated Balance Sheet
        As of December 31, 2002                                      4

        Consolidated Statements of Operations
        For the Three Months and Six Months Ended
        December 31, 2002 and December 31, 2001                      6

        Consolidated Statements of Cash Flows
        For the Six Months Ended December 31, 2002
        and December 31, 2001                                        8

        Notes to Interim Consolidated Financial Statements          10

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         14

Item 3  Risk Factors                                                19

Item 4  Controls and Procedures                                     23

Part II  Other Information

Item 1  Legal Proceedings                                           24

Item 2  Changes in Securities                                       24

Item 3  Defaults Upon Senior Securities                             24

Item 4  Submission of Matters to a Vote of Security Holders         24

Item 5  Other Information                                           24

Item 6  Exhibits and Reports on Form 8-K                            24

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             3Si Holdings, Inc.
                         Consolidated Balance Sheet
                             December 31, 2002

                                 (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   140,796
  Accounts receivable - trade                                       12,040
  Other current assets                                              22,879

   Total current assets                                            175,715

EQUIPMENT AT COST (NOTE 4)
  Computer system, furniture and software                          229,703
  Less accumulated depreciation and amortization                   (86,939)

   Net equipment                                                   142,764

Total assets                                                   $   318,479

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable (Note 3)                                       $   351,151
  Current portion of long-term debt (Note 4)                        26,311
  Accounts payable - trade                                          51,767
  Accrued liabilities                                                  467
  Unearned revenue                                                  97,200

   Total current liabilities                                       526,896

LONG-TERM DEBT (NOTE 4)                                             48,912

MINORITY INTEREST (NOTE 5)                                               -

STOCKHOLDERS' (DEFICIT)
  Common stock                                                     356,703
  Additional paid-in capital                                     5,490,963
  Accumulated (deficit)                                         (6,066,811)
  Treasury stock                                                   (38,184)

   Total stockholders' (deficit)                                  (257,329)

Total liabilities and stockholders' (deficit)                  $    318,479

            See notes to interim consolidated financial statements

                               3Si Holdings, Inc.
                     Consolidated Statements of Operations
                                   (Unaudited)




                                                      Three Months Ended           Six Months Ended
                                                         December 31,                December 31,
                                                      2002          2001           2002       2001
Revenues (Note 7)                                    $   409,748    $   393,208   $   459,218 $   509,983

Contract labor and
other costs                                               82,577         57,787       144,832     117,332

Gross profit                                             327,171         335,421      314,386     392,651

Selling and
administrative Expenses                                  237,440         223,023      465,644     416,266

Earnings (loss)
from operations                                           89,731         112,398     (151,258)    (23,615)

Other income (expense)
Interest expense                                          (7,076)           (723)     (11,141)     (1,506)
Miscellaneous income                                         331           2,589          345       3,891

Total other income (expense)                              (6,745)          1,866      (10,796)      2,385

Net earnings (loss) before minority interest              82,986         114,264     (162,054)    (21,230)

Minority interest                                              -         (37,280)           -     (15,758)

Net earnings (loss) before income taxes                   82,986          76,984     (162,054)    (36,988)

Income taxes (Note 6)                                          -               -            -           -

Net earnings (loss)                                       82,986          76,984     (162,054)    (36,988)

Basic and diluted earnings (loss) per
common share (Note 2)                                          -               -            -           -

Weighted average shares Basic                         35,456,337      37,658,049   35,456,337  37,640,016
Diluted                                               35,456,337      41,910,064   35,456,337  37,640,016


                    See notes to interim consolidated financial statements

                                    3Si Holdings, Inc.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                         2002        2001

Operating activities:
  Net (loss)                                            $  (162,054) $ (36,988)
  Reconciling adjustments:
  Depreciation and amortization                              19,834     14,335
  Stock for services                                              -      2,074
  Income attributable to minority interest                        -     15,758
  Changes in operating assets and liabilities:
  Accounts receivable                                        (8,400)   (61,552)
  Other assets                                               (7,028)     2,995
  Accounts payable                                          (26,448)    (5,246)
  Unearned revenue                                           64,800    315,117

   Total adjustments                                         42,758    283,481
  Net cash (used for) provided
   by investing activities                                 (119,296)   246,493

Investing activities:
  Equipment purchases                                        (6,344)    (9,972)

   Net cash (used for) investing activities                  (6,344)    (9,972)

Financing activities:
  Net borrowings on lines of credit                         236,151          -
  Payments on capital lease                                  (9,718)    (4,228)

Net cash provided by (used for)
financing activities                                        226,433     (4,228)

Net change in cash and cash equivalents                     100,793    232,293
Cash and cash equivalents at beginning of period             40,003    198,476

Cash and cash equivalents at end of period                  140,796    430,769

Supplemental disclosures of cash flow information
  Interest paid                                              10,674      1,506

  Income tax paid                                                 -          -

                See notes to interim consolidated financial statements

                              3Si Holdings, Inc.
               Notes to Interim Consolidated Financial Statements
                               December 31, 2002

                                  (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at December 31, 2002, and the results of operations and cash flows for the three months and six months ended December 31, 2002, and December 31, 2001. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2002, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - Earnings (Loss) Per Share

Net earnings (loss) per share for the six months ended December 31, 2002 and 2001, is computed on the basis of the weighted average number of common shares only, as shares subject to warrants and stock options would have an anti-dilutive effect.

The basic earnings (loss) per share ("EPS") for the three months ended December 31, 2002 and 2001, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS, if any, reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock that then shared in the earnings. Diluted EPS at December 31, 2001 also includes 4,252,015 common shares subject to redemption.

Note 3 - Notes Payable

Note payable to bank, with interest at 1%
over prime on a $250,000 line of credit
expiring on January 28, 2003; collateralized
by substantially all assets of the Company
and guaranteed by officers of the Company.                      $   217,977

Loan from corporate officer.  The loan is in the form
of a convertible debenture, due September 13, 2003 with
interest at prime.  The lender has the option to convert
the debt to common stock at any time after
March 12, 2003 on such terms as shall be
mutually agreed between the lender and the Company.                 100,000

Other $35,000 line of credit                                         33,174

Total notes payable                                             $   351,151

Note 4 - Long-Term Debt

During the three months ended December 31, 2002 the Company acquired $73,180 of equipment under a capital lease. Long term debt under capital leases as of December 31, 2002 is as follows:

Minimum payments on two capital leases of up
to $1,056 per month through March 2005
($6,992), net of deferred interest of $720                      $    6,272

Minimum payments on new capital lease of
$2,512 per month through September 2005
($82,906), net of deferred interest of $13,955                      68,951

Total                                                               75,223

Less current portion                                                26,311

Long-term debt                                                      48,912

Note 5 - Minority Interest

Earnings (losses) applicable to the minority interest are $31,947 and $(23,568) for the three and six months ended December 31, 2002, respectively. Cumulative losses as of June 30, 2002, exceeded the minority interest investment in the equity capital of the subsidiary. Such excess losses and any further net losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Note 6 - Income Taxes

TSIH has significant net operating loss carryforwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

Note 7 - Major Customer Revenues



                                                            Three Months Ended          Six Months Ended
                                                                December 31,              December 31,
                                                            2002          2001         2002         2001
Website and system development

  Major customer #1                                        $250,000      $      -     $250,000    $      -
  Major customer #2                                         100,000             -      100,000           -
  Major customer #3                                          24,000             -       24,000           -
  Major customer #4                                               -       290,833            -     290,833
  Major customer #5                                               -        30,000            -      90,000
  Major customer #6                                               -         5,000            -      10,000
  Other                                                       2,340             -        2,340           -

                                                            376,340       325,833      376,340     390,833

Subscriptions and customer support

  Major customer #7 (related party)                          32,400       54,000        64,800      86,400
  Major customer #6                                               -       13,375         9,750      32,750
  Other                                                       1,008            -         8,328           -

                                                             33,408       67,375        82,878     119,150

                                                            409,748      393,208       459,218     509,983


Note 8 - Concentrations of Credit Risk

At December 31, 2002 the Company had bank balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Note 9 - Stock Option Plan

During the three months ended December 31, 2002 the Company granted employees options to purchase 105,000 shares of the Company's common stock at $.05 per share. The options vest over a period of three years. No compensation cost was charged to operations as a result of granting these options.

As of December 31, 2002 there were cumulative options outstanding to purchase 4,544,000 shares.

Note 10 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002, current liabilities exceed current assets by $351,181 and the Company has a deficit in stockholders' equity of $257,329.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Management believes that the following considerations mitigate the current negative working capital and equity positions:

     - The Company anticipates that its $250,000 line of credit agreement, expiring January 28, 2003, will be extended for another year.

     - It is anticipated that the corporate officer who loaned the $100,000 to the Company will convert the note to common stock in lieu of seeking repayment.

     - The unearned revenue balance of $97,200, included in current liabilities, represents deferred revenue to be recognized over the following nine months. The related cash outlays would be represented only by the costs of providing these services.

Management believes that the following considerations represent positive steps toward the success of future operations:

     - In October 2002 the Company renewed an agreement with one of its major customers. The Company will earn $32,400 per quarter under this agreement.

     - In December 2002 the Company completed the initial development phases of its services for three major customers. The Company is anticipating the commencement of its monthly subscription services to two of these customers during the three months ended March 31, 2003. The third customer decided not to take advantage of the Company's subscription services.

     - Subscription services started under one agreement at the $15,000 per month level as of January 1, 2003. Subscription services are anticipated to commence under the second agreement in mid-March 2003. Initial subscription revenues under this second agreement are estimated to be $25,000 per month.

     - The monthly subscription revenues under these agreements are projected to increase as additional subscribers are added to the system.

Management anticipates that the subscription revenues to be generated from these new customers, plus revenues from additional prospects expressing an interest in the Company's services, will provide sufficient cash flow for the Company to continue to meet its obligations for the next twelve months.

There is currently no assurance as to the amount of revenue that may be generated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

New Revenue Sources

TSIH has entered into three new agreements that will significantly impact revenues for the period October 1, 2002 to June 30, 2003:

     - Development and implementation fees:

     (a) On October 17, 2002 TSIH received a fee of $250,000 to develop and customize an "Express Mail Service" solution for one of the largest financial services companies in the United States.

     (b) Under an October 14, 2002 agreement, TSIH received an initial fee of $100,000, for an "E-Development on Demand" solution for one of the largest information technology companies in the world.

     (c) On September 13, 2002 TSIH entered into an agreement to implement an on-line enrollment system and web portal for a regional integrated health delivery provider. TSIH received a fee of $24,000 under this agreement. This customer decided not to take advantage of TSIH's subscription services after the system was completed.

Each of these projects was completed by December 31, 2002 and all of these fees were recognized as revenue.

The October 14, 2002 agreement at (b) above has been extended through October 14, 2003 for add-ons to that system.

     - Subscription revenue:

TSIH will receive subscription fees based on the number of users for each of the two continuing major customers.

Subscription services are anticipated to commence under agreement (a) above in mid-March of 2003. Initial subscription revenues under this agreement are estimated to be $25,000 per month. The monthly subscription revenues under this agreement are projected to increase as additional subscribers are added to the system.

Subscription services commenced under agreement (b) above as of January 1, 2003. Initial subscription revenues under this agreement are $15,000 per month. The monthly subscription revenues under this agreement are also projected to increase as additional subscribers are added to the system.

Renewals

TSIH has renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 2003 for the U.S. Air Force Operational Space and Support Program. The fees under this agreement are $32,400 per quarter.

Summary

The agreement for further development of client solutions, subscription revenue, and the SMI agreement provide a solid base toward the Company generating sufficient cash flow to meet its obligations for the next twelve months.

The Company continues to generate interest in its iKEW-based solutions from additional prospects, and is actively pursuing these opportunities.

If TSIH can obtain these new prospects as clients (or if the clients under the agreements already signed generate sufficient numbers of subscribers), management anticipates that the subscription revenues realized will allow the Company to operate profitably on a consistent on-going basis.

Financial Condition at December 31, 2002

(a)  Working Capital

As of December 31, 2002, TSIH had a deficit in working capital of $351,181. Working capital used for operations was $142,220 for the six months ended December 31, 2002. Due primarily to the development and implementation fees paid during the quarter, working capital of $94,200 was provided by operations for the three months ended December 31, 2002.

Trade receivables are all current. Substantially all trade payables are current as of December 31, 2002.

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

(c) Credit Facilities

TSIH obtained a $250,000 line of credit as of October 31, 2001 with extended expiration dates to January 28, 2003. As of December 31, 2002, the balance owed on this line of credit is $217,977. The loan covenants to the agreement prohibit TSIH from borrowing money or entering into a capital lease obligation without prior written consent of the lender.

The line of credit has been approved for renewal beyond the current expiration date, pending Company and guarantor signatures.

TSIH also obtained a $35,000 line of credit. As of December 31, 2002, the balance owed on this line of credit is $33,174.

(d) Cash Requirements

The agreement for further development of client solutions, subscription revenue, and the SMI agreement provide a solid base toward the Company generating sufficient cash flow to meet its obligations for the next twelve months.

TSIH will need to obtain new client subscription agreements, or increase the number of subscribers under the current agreements, to provide for adequate cash flow to finance its operations on a consistent on-going basis.

Results of Operations

Reported Revenue

The revenues for both the three months and six months ended December 31, 2002 include $374,000 of development and implementation fees from three major customers.

Three months ended December 31, 2002, with comparison to three months ended December 31, 2001

TSIH reported earnings for December 2002 of $82,986 compared with net earnings of $76,984 for December 2001.

Revenues increased by approximately $16,000 for the comparative three-month periods.

TSIH's revenues have been derived from three to four major customers each period. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

Cost of revenues include project management and software engineering costs, depreciation, and subcontract labor. These costs for the comparative three-month periods increased by approximately $25,000. The increase is primarily due to the compensation for a new project manager and depreciation for additional equipment. Both of these increases are related to the two new major customers.

Selling and administrative expenses for the comparative three-month periods increased by approximately $14,000. This is primarily attributable to the increased compensation and benefits to the CEO.

Six months ended December 31, 2002, with comparison to six months ended December 31, 2001

TSIH reported a net loss for December 2002 of $162,054 compared with a net loss of $36,988 for December 2001.

Revenues decreased by approximately $51,000 for the comparative six-month periods. TSIH's revenues have been derived from three to four major customers each period. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

Cost of revenues include project management and software engineering costs, depreciation, and subcontract labor. These costs for the comparative six-month periods increased by approximately
$27,000. The increase is primarily due to the compensation for a new project manager and depreciation for additional equipment. Both of these increases are related to the two new major customers.

Selling and administrative expenses for the comparative six-month periods increased by approximately $49,000. This is primarily attributable to the following factors:

     - Increased net compensation costs of $59,000. Increased compensation costs to the CEO were $20,000. Additional compensation for the expansion of the marketing staff was $24,000. Employee benefits and payroll taxes increased by $15,000.

     - Increased telephone expense of $18,000 primarily associated with internet lines and long-distance charges.

     - Decreased advertising expense of $33,000 primarily associated with the expenditure during the quarter ended September 2001 to develop a video news promotion.

Item 3.  Risk Factors

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the Registrant has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on its evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports that it files under the Exchange Act is accumulated and communicated to its management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

A.  Exhibits

1.    Consolidated Balance Sheet as of December 31, 2002
2.    Statements of Operations
3.    Statements of Cash Flows
4.    Notes to Consolidated Financial Statements
99.5  Certification Pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002, Chief Executive Officer
99.6  Certification Pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002, Chief Financial Officer

B.  Reports on Form 8-K

None.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:/s/Jerome K. Thorson
                                    Jerome K. Thorson, President/CEO

Date:  February 13, 2003


                                    By:/s/Frank W. Backes
                                    Frank W. Backes, CTO/CFO

Date:  February 13, 2003


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

Date:  February 13, 2003


Jerome K. Thorson
Jerome K. Thorson
CEO


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

Date:  February 13, 2003


Frank W. Backes
Frank W. Backes
CFO