Form 10QSB
period 2003-03-31
3SI HOLDINGS INC
filed 2003-05-14
CIK 317889

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-QSB


[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

                            COMMISSION FILE NUMBER 0-09358


                                 3Si HOLDINGS, INC.
      (Exact name of small business issuer as specified in its charter)


                  Wyoming                                       83-0245581
(State or other jurisdiction of incorporation
              or organization)                               (IRS Employer
                                                          Identification No.)


       6886 S. Yosemite Street, Centennial, CO               80112
     (Address of principal executive offices)

                                   (720) 493-1660
                             (Issuer's telephone number)


               (Former name, former address and former fiscal year
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X  No.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 35,456,337

     Transitional Small Business Disclosure Format (Check one):

X  Yes
   No

                                    TABLE OF CONTENTS

Part I  Financial Information                                        Page

Item 1  Financial Statements                                            4

        Consolidated Balance Sheet
        As of March 31, 2003                                            4

        Consolidated Statements of Operations
        For the Three Months and Nine Months Ended
        March 31, 2003 and March 31, 2002                               6

        Consolidated Statements of Cash Flows
        For the Nine Months Ended March 31, 2003
        and March 31, 2002                                              7

        Notes to Interim Consolidated Financial Statements              8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

Item 3  Risk Factors                                                   16

Item 4  Controls and Procedures                                        21

Part II  Other Information

Item 1  Legal Proceedings                                              22

Item 2  Changes in Securities                                          22

Item 3  Defaults Upon Senior Securities                                22

Item 4  Submission of Matters to a Vote of Security Holders            22

Item 5  Other Information                                              22

Item 6  Exhibits and Reports on Form 8-K                               22

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               3Si Holdings, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2003

                                  (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     $     4,364
Accounts receivable - trade                                         1,040
Other current assets                                               19,592
  Total current assets                                             24,996

EQUIPMENT AT COST (NOTE 3)
Computer systems, furniture and software                          231,776
Less accumulated depreciation and amortization                    (98,257)
Net equipment                                                     133,519

Total assets                                                      158,515

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Notes payable (Note 3)                                            386,177
Current portion of long-term debt (Note 4)                         24,968
Accounts payable - trade                                          102,309
Accrued liabilities                                                   467
Unearned revenue                                                   64,800
Total current liabilities                                         578,721

LONG-TERM DEBT (NOTE 4)                                            42,050

MINORITY INTEREST (NOTE 5)                                              -

STOCKHOLDERS' (DEFICIT)
Common stock                                                      356,703
Additional paid-in capital                                      5,490,963
Accumulated (deficit)                                          (6,271,738)
Treasury stock                                                    (38,184)
Total stockholders' (deficit)                                    (462,256)

Total liabilities and stockholders' (deficit)                     158,515

             See notes to interim consolidated financial statements.

                                   3Si Holdings, Inc.
                         Consolidated Statements of Operations
                                      (Unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                          March 31                          March 31
                                                       2003          2002               2003         2002
Revenues (Note 7)                                    $   97,094    $  265,767       $  556,312   $ 775,750
Contract labor and other costs                           79,360        63,019          224,192     180,351
Gross profit                                             17,734       202,748          332,120     595,399
Selling and administrative expenses                     214,156       384,689          679,800     800,955
(Loss) from operations                                 (196,422)     (181,941)        (347,680)   (205,556)

Other income (expense)
Interest expense                                         (8,552)         (556)         (19,693)     (2,062)
Miscellaneous income                                         47         1,162              392       5,053
Total other income (expense)                             (8,505)          606          (19,301)      2,991
Net (loss) before minority interest                    (204,927)     (181,335)        (366,981)   (202,565)
Minority interest                                             -        (2,645)               -     (18,403)
Net (loss) before income taxes                         (204,927)     (183,980)        (366,981)   (220,968)
Income taxes (Note 6)                                         -             -                -           -

Net (loss)                                             (204,927)     (183,980)        (366,981)   (220,968)

Basic and diluted (loss) earnings
per common share (Note 2)
Net (loss)                                                (0.01)        (0.01)           (0.01)      (0.01)



                    See notes to interim consolidated financial statements.

                                        3Si Holdings, Inc.
                             Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                              2003        2002

Operating activities:
Net (loss)                                                $(366,981) $(220,968)
Reconciling adjustments:
Depreciation and amortization                                31,152     22,815
Stock for services                                                -      2,074
Income attributable to minority interest                          -     18,403
Change in operating assets and liabilities:
Accounts receivable                                           2,600     20,623
Other assets                                                 (3,741)    (3,204)
Accounts payable                                             24,094     28,588
Unearned revenue                                             32,400     69,175

Total adjustments                                            86,505    158,474

Net cash (used for) operating activities                   (280,476)   (62,494)

Investing activities:
Equipment purchases                                          (8,417)   (21,637)
Net cash (used for) investing activities                     (8,417)   (21,637)

Financing activities:
Net borrowings on lines of credit                           271,177          -
Funds released from escrow                                        -     51,497
Payments on capital lease                                   (17,923)    (6,477)

Net cash provided by financing activities                   253,254     45,020

Net change in cash and cash equivalents                     (35,639)   (39,111)

Cash and cash equivalents at beginning of period             40,003    198,476

Cash and cash equivalents at end of period                    4,364    159,365

Supplemental disclosures of cash flow information
Interest paid                                                19,226      2,062
Income tax paid                                                   -          -

            See notes to interim consolidated financial statements.

                                  3Si Holdings, Inc.
                   Notes to Interim Consolidated Financial Statements
                                   March 31, 2003

                                    (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2003, and the results of operations and cash flows for the three months and nine months ended March 31, 2003, and March 31, 2002. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2002, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Earnings Per Share

Net (loss) earnings per share for the three months and nine months ended March 31, 2003 and 2002, was computed on the basis of the weighted average number of common shares only, as shares subject to stock options would have an anti-dilutive effect.

Weighted average shares outstanding

                                Three Months Ended          Nine Months Ended
                                    March 31,                  March 31,
                                2003          2002          2003         2002

Basic                       35,456,337     35,737,347    35,456,337   37,035,244
Diluted                     35,456,337     35,737,347    35,456,337   37,035,244

Note 3 - Notes Payable

Note payable to bank, with interest at 1 1/2% over bank index on a $247,000 line of credit expiring on March 28, 2003;
collateralized by substantially all assets of the Company and guaranteed by officers of the Company. This note was paid off subsequent to March 31, 2003 using funds provided by a corporate officer.  Terms of the debt to the corporate officer have not yet
been established.                                                      $248,105

Loan from corporate officer.  The loan is in the form of a
convertible debenture, due September 13, 2003 with interest at prime.  The lender has the option to convert the debt to common stock at any time after March 12, 2003 on such terms as shall
be mutually agreed between the lender and the Company.                  100,000

Other $45,000 line of credit                                             38,072

Total notes payable                                                     386,177

Note 4 - Long-Term Debt

During the previous quarter ended December 31, 2002, the Company acquired $73,180 of equipment under a capital lease. Long term debt under capital leases as of March 31, 2003 is as follows:

Minimum payments on two capital leases of up to $1,056
per month through March 2005 ($3,824), net of deferred
interest of $486                                                      $  3,338

Minimum payments on new capital lease of $2,512 per
month through September 2005 ($75,369), net of deferred
interest of $11,689                                                     63,680

Total                                                                   67,018

Less current portion                                                    24,968

Long-term debt                                                         42,050

Note 5 - Minority Interest

Earnings (losses) applicable to the minority interest are $(50,006) and $(73,574) for the three and nine months ended March 31, 2003, respectively. Losses for the nine month period exceed the minority interest in the equity capital of the subsidiary. Such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Note 6 - Income Taxes

TSIH has significant net operating loss carryforwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

Note 7 - Major Customer Revenue

                              Three Months Ended          Nine Months Ended
                                  March 31,                   March 31,
                              2003          2002          2003         2002

Website and system development
Major customer #1             $       -     $      -      $ 250,000   $       -
Major customer #2                60,828            -        160,828           -
Major customer #3                     -            -         24,000           -
Major customer #4                     -      209,167              -     500,000
Major customer #5                     -            -              -      90,000
Major customer #6                     -            -              -      10,000
Other                             3,484          825          5,824         825

                                 64,312      209,992        440,652     600,825

Subscriptions and customer support

Major customer #7                32,400       32,400         97,200     118,800
Major customer #6                     -       23,375          9,750      56,125
Other                               382            -          8,710           -

                                 32,782       55,775        115,660     174,925

Total revenue                    97,094      265,767        556,312     775,750

Note 8 - Stock Option Plan

During the previous quarter ended December 31, 2002, the Company granted employees options to purchase 105,000 shares of the Company's common stock at $.05 per share. The options vest over a period of three years. No compensation cost was charged to operations as a result of granting these options.

As of March 31, 2003 there were cumulative options outstanding to purchase 4,544,000 shares.

Note 9 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2003, current liabilities exceed current assets by $553,725 and the Company has a deficit in stockholders' equity of $462,256. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that the following considerations mitigate the current negative working capital and equity positions:

     - The $248,105 note payable to bank was paid off subsequent to March 31, 2003 using funds provided by a corporate officer. Terms of the debt to the corporate officer have not yet been established.

     - It is anticipated that the corporate officer who loaned the $100,000 to the Company will convert this note to common stock in lieu of seeking repayment.

     - The unearned revenue balance of $64,800, included in current liabilities, represents deferred revenue to be recognized over the following six months. The related cash outlays would be represented only by the costs of providing these services.

Management believes that the following considerations represent positive steps toward the success of future operations:

     - In October 2002 the Company renewed an agreement with one of its major customers. The Company will earn $32,400 per quarter under this agreement.

     - In December 2002 the Company completed the initial development phases of its services for three major customers. The Company is anticipating the commencement of its monthly subscription services to one of these customers during May 2003. Subscription services have been deferred at the second customer's request. The third customer decided not to take advantage of the Company's subscription services.

     - The amount of future subscription revenue generated will be based on the volume of use.

     - The Company continues to generate interest in its iKEW family of products from major corporations and school districts.

There is currently no assurance as to the amount of revenue that may be generated from subscriptions to existing customers or from new prospects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Revenue Sources

TSIH has entered into three new agreements that have significantly impacted revenues for the period October 1, 2002 to March 31, 2003:

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

Each of these projects was completed by December 31, 2002 and all initial fees totaling $374,000 were recognized as revenue through that date.

The October 14, 2002 agreement at (b) above was extended through October 14, 2003 for add-ons to that system. An additional $60,828 was earned during the three months ended March 31, 2003. No additional add-ons have been ordered beyond March 31, 2003.

Subscription revenue:

Subscription services are anticipated to commence under agreement (a) above during May 2003. Subscription revenues under this agreement will be based on the volume of use.

Subscription services under agreement (b) above have been deferred at the customer's request.

Renewals

TSIH has renewed its agreement with SMI International to maintain and operate an Internet-based customer support system through September 2003 for the U.S. Air Force Operational Space and Support Program. The fees under this agreement are $32,400 per quarter.

Summary

It is anticipated that the agreement with its major customer for subscription revenue, and the SMI agreement will provide a solid revenue base.

The Company continues to receive interest in its iKEW-based solutions from additional prospects, and is actively pursuing these opportunities.

Financial Condition at March 31, 2003

(a) - Working Capital

As of March 31, 2003, TSIH had a deficit in working capital of $553,725. Working capital used for operations was $335,829 for the nine months ended March 31, 2003. Working capital used for operations was $193,609 for the three months ended March 31, 2003.

Trade receivables are all current. Substantially all trade payables are less than 60 days old as of March 31, 2003.

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

(c)  Credit Facilities

TSIH obtained a $247,000 line of credit as of February 28, 2003 with an expiration date of March 28, 2003. As of March 31, 2003, the balance owed on this line of credit was $248,105. This line of credit was paid off subsequent to March 31, 2003 using funds provided by a corporate officer. Terms of the debt to the corporate officer have not yet been established.

TSIH also has a $45,000 line of credit. As of March 31, 2003, the balance owed on this line of credit was $38,072.

(d)  Cash Requirements

The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

Results of Operations

Reported Revenue

The revenues for the three months and nine months ended March
31, 2003 include $60,828 and $434,828, respectively, of development and implementation fees from three major customers.

Three months ended March 31, 2003, with comparison to three months ended March 31, 2002

TSIH reported a net loss for March 2003 of $204,927 compared with a net loss of $183,980 for March 2002.

Revenues decreased by approximately $169,000 for the comparative three-month periods. TSIH's revenues have been derived from three to four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

Cost of revenues include project management and software engineering costs, depreciation, and subcontract labor. These costs for the comparative three-month periods increased by approximately $16,000. The increase is primarily due to the compensation for a new project manager and depreciation for additional equipment. Both of these increases are related to the two new major customers. The project manager has been released and this expense will not be incurred during subsequent periods.

Selling and administrative expenses for the comparative three-month periods decreased by approximately $170,000. This is primarily attributable to the decreased legal costs. Non-recurring legal fees were incurred during the three months ended March 31, 2002, related to the January 14, 2002 settlement between TSIH and Storage Area Network.

Interest expense for the comparative three-month periods increased by approximately $8,000. This is primarily attributable to the increased borrowing to fund the current losses and capital leases for new equipment related to the new major customers.

Nine months ended March 31, 2003, with comparison to nine months ended March 31, 2002

TSIH reported a net loss for March 2003 of $366,981 compared with a net loss of $220,968 for March 2002.

Revenues decreased by approximately $219,000 for the comparative nine-month periods. TSIH's revenues have been derived from three to four major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers.

Cost of revenues include project management and software engineering costs, depreciation, and subcontract labor. These costs for the comparative nine-month periods increased by approximately $44,000. The increase is primarily due to the compensation for a new project manager and depreciation for additional equipment. Both of these increases are related to the two new major customers. The project manager has been released and this expense will not be incurred during subsequent periods.

Selling and administrative expenses for the comparative nine-month periods decreased by approximately $121,000. This is primarily attributable to the following factors:

     - Increased net compensation costs of $66,000. Increased compensation costs to the CEO were $22,000. Additional compensation for the expansion of the marketing staff was $24,000. Employee benefits and payroll taxes increased by $20,000.

     - Increased telephone expense of $15,000 primarily associated with internet lines and long-distance charges.

     - Decreased advertising expense of $36,000 primarily associated with as non-recurring expenditure during the quarter ended September 2001 to develop an advertising promotion.

     - Decreased legal expenses of $180,000. Non-recurring legal fees were incurred during the three months ended March 31, 2002, related to the January 14, 2002 settlement between TSIH and Storage Area Network.

     - Other net increases of $14,000.

Interest expense for the comparative nine-month periods increased by approximately $17,000. This is primarily attributable to the increased borrowing to fund the current losses and capital leases for new equipment related to the new major customers.

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

Critical Accounting Policies

The Registrant's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. The criteria applicable to web site development include determinability of the amount of revenue, measuring progress-to-completion, and probability of collection. Revenues from other contract services are generally recognized under the percent-of-completion method, as measured by achievement of the milestones specified in the agreements.

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

A.  Exhibits

1.     Consolidated Balance Sheet as of March 31, 2003
2.     Statements of Operations
3.     Statements of Cash Flows
4.     Notes to Consolidated Financial Statements
99.5   Certification Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002, Chief Executive Officer
99.6   Certification Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002, Chief Financial Officer

B.  Reports on Form 8-K

None.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       /s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO

Date:   May 13, 2003


                                       /s/Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date:  May 13, 2003



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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

Date:  May 13, 2003


/s/ Jerome K. Thorson
Jerome K. Thorson, CEO


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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

Date:  May 13, 2003


/s/ Frank W. Backes
Frank W. Backes, CFO