Form 10KSB
period 2003-06-30
3SI HOLDINGS INC
filed 2003-09-26
CIK 317889

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         Form 10-KSB

                       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended June 30, 2003

                     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                             Commission file number 000-09358

                                  3Si HOLDINGS, INC.
                  (Name of small business issuer in its charter)

                                     Wyoming
            (State or other jurisdiction of incorporation or organization)

                                    83-0245581
                        (IRS Employer Identification No.)

         6886 S. Yosemite Street, Centennial, CO                80112
        (Address of principal executive offices)             (Zip Code)

                               Issuer's telephone number:
                                     720/493-1660

     Securities registered under Section 12(b) of the Exchange Act:  None

       Securities registered under Section 12(g) of the Exchange Act:
                          Common stock, $0.01 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X  Yes   No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year: $1,148,349

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of September 22, 2003, computed at a per-share value of $0.03 per share: $301,487.

     The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 35,670,337.

     Transitional Small Business Disclosure Format (Check one):

     Yes
X    No

                                TABLE OF CONTENTS

PART I.                                                                       4

ITEM 1.  DESCRIPTION OF BUSINESS                                              4
ITEM 2.  DESCRIPTION OF PROPERTY                                             11
ITEM 3.  LEGAL PROCEEDINGS                                                   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12
ITEM 5.  CONTROLS AND PROCEDURES                                             12

PART II.                                                                     13

ITEM 6.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           14
ITEM 8.  FINANCIAL STATEMENTS                                                22
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                23

PART III.                                                                    24

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                  24
ITEM 11.  EXECUTIVE COMPENSATION                                             26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     29
ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                                   29

PART IV.                                                                     30

Part I

Item 1.  Description of Business.

Business Development.

     The Company's principal executive offices are located at 6886 S. Yosemite St., Centennial, Colorado 80112; the telephone number is (720) 493-1660. The Company is a Wyoming corporation formed in 1979. The Company is comprised of three entities:

     (a) 3Si Holdings, Inc. owns a controlling interest in KEWi.net and 3Si Inc.

     (b) KEWi.net, a Colorado corporation, 69% owned by the Company, which was formed to provide Internet-based content management, community portal and support software. Effective September 23, 2003, the Company executed an agreement with the minority shareholders of KEWi.net whereby the Company has acquired the remaining 31% interest in its subsidiary. As a result, the Company owns 100% of KEWi.net.

     (c) 3Si, Inc., a Colorado corporation and wholly owned subsidiary serves as a master reseller and application service provider for the Company's family of products.

     3Si Holdings provides businesses of all sizes and types the ability to create, manage, and share enterprise intelligence with anyone, anywhere, anytime over the Internet, using an easy to use, integrated suite of portal management, content management, request tracking, and workflow management technology. The REAL WORLD SIMPLICITY of iKEW enables enterprises to empower their people, increasing productivity.

     Company's, iKEW (Internet powered Knowledge, Experience and
Wisdom) product family provides companies business process tools and support. Portal Management, Content Management, Request
Tracking and Workflow Processing are all integrated and presented through the customer's look and feel.

     Creating a highly customer centric experience differentiates iKEW from the traditional IT deployment model.
Being customer centric means iKEW accommodates and reflects the way the customer's business works minimizing the need for training and change to their organization.

     Organizations typically spend thousands or millions of dollars and months or years bringing their disparate systems together. This type of deployment needs to be maintained by a specialized staff and their required resources, at significant expense. The simplicity of an iKEW deployment reduces the time and cost of bringing disparate systems together while enabling the customer's IT staff to focus on their core business.

     iKEW is about simplicity, empowerment, productivity, leverage, economies of scale, and above all, value.

Description of Products/Services.

     iKEW is a family of collaboration, content management, and Business Process Management tools. iKEW is also provided as a series of solution sets of services. These can be contracted as a whole group, individually or in combination:

-  Portal Management
-  Content Management
-  Request Tracking
-  Workflow Management

     Portal Management encompasses the concept of Document/Content Management--and much more. Portal Management includes the entire body of knowledge maintained by an organization and how it is packaged, presented to, and accessed by a variety of audiences. Based on need and preference, portals vary in a number of ways, including:

     - How the user is welcomed
     - Single sign-on for business applications
     - Unique branding of the user interface
     - Type of information featured and highlighted
     - Content filtering/searching, Meta tags
     - Tone of the language and graphics used
     - Access privileges within the site
     - User interface with consistent navigation elements
     - Content Management

     By simplifying the process of knowledge capture and distribution to appropriate personnel, iKEW ensures that web sites are no longer stagnant--they are dynamic and efficient. They reflect what is happening in real time. Behind the scenes, valuable IT resources are freed up. This is accomplished by:

     - Capturing and creating Knowledge at the Source
     - Aggregating and improving that Knowledge
     - Managing distribution securely through the Internet and Wireless devices
     - Unification of disparate information and data
     - Inputting the Knowledge is as easy as using MS Word
     - Search capability - natural language, key words, proprietary algorithms, and, techniques allow each customer to define their own organizational communication terminology. Over time the iKEW knowledge base reflects the most frequently requested information.

     - Request Tracking

     iKEW's request tracking is capable of reflecting requests which are part of an enterprise's everyday work process. If a request goes out to an individual and that request is not answered in a specified amount of time it will automatically go to the next person in line. Multiple levels of Escalation are available. The features are:

     - Call logging
     - Escalation and notification (Wireless and E-mail)
     - Two-way communication with a support representative
       (wireless and Internet)
     - File attachments to call tickets
     - Customer profile management
     - On-line status for customers as well as management
     - Reporting
     - Migration of solutions to the iKEW knowledge database
     - Workflow

     Workflow Processing enables firms to create simple, task-based applications for self-service users, such as customers seeking delivery updates or factory supervisors adjusting production schedules. These applications are enabled by a simple wizard interface.

     - Application features like security, personalization, content management, and search are much more powerful when shared across applications. This enables users to work across departments and applications without worrying about different logins, reducing repetitive task.

     - Approval Process - once entered, if an Approval Process is needed the Document/Content automatically gets routed to the individual who has Approval rights. Multiple levels of Approval are available.

     - Escalation Notification - if a request goes out to an individual and that request is not answered in a specified amount of time it will automatically go to the next person in line. Multiple levels of Escalation are available.

     - Process Management: The flexible workflow infrastructure allows the customer to set up business processes based on the current status and priority of the process object. Business process information can be interfaced with external data sources.

     Each of the components of iKEW has a separate market and it is very difficult to estimate the total size of the consolidated market. For example, in 2002 estimates for the size of the portal market varied from $550 million to $800 million with growth rates ranging from 20 percent to 40 percent through 2006. Market share estimates also vary, with Gartner Group estimating that Plumtree, IBM, and SAP all had 7 percent share (June 6, 2002). Similar variances are found in the collaboration and content management markets. There is no dominant player in these markets.

     The company believes that opportunities exist for all components of iKEW in enterprises ranging from small to large, including government and military, and public/private education institutions. Company will continue to pursue these opportunities as a key factor for growth and brand recognition. The company anticipates that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to keep Company profitable and generate positive cash flow. The architecture of iKEW allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market. Further, because iKEW is "Real World Simplicity", customers do not require expensive information technology professionals for support.

     Small enterprises are targeted because using iKEW they can access the Internet as a competitive weapon against their much larger competitors. Without making capital investments, they can take advantage of iKEW's economies of scale, keeping their costs low, while enhancing their ability to compete on a global scale.

Enterprise Market

     Large enterprises can reap significant benefits. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." Company's strategy for these organizations is to offer them a license, with annual maintenance, because they already have impressive data centers, and undoubtedly excess capacity. The Real World Simplicity of iKEW does not require the corporations' IT human resources for implementation or maintenance, freeing them to focus on the mission critical systems. iKEW enables large corporations to provide job enrichment and empowerment to all employees in their organizations.

     Channel sales will be a significant growth vehicle for Company. The Company does not have the resources to hire a global sales force at this time, so companies like Avnet provide access to those markets. Company is in the process of negotiating a reseller agreement with Avnet, Inc. Terms of the reseller agreement have not been completed at this time. The goal for channel sales is for it to represent 50 percent of total sales.

Vertical Markets

     Education is one of Company's primary markets because all enterprises recognize that continuous training is imperative for sustained competitive advantage. The main issue they face is how to deliver the training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW solves this with world-class proprietary security.

     Compare rates of multiple vendors online to pick the least expensive option (examples could be Overnight Mail Service, Office supplies). With Overnight Mail Service, addresses are certified against the United States Postal Service database, Create labels and track packages.

     Governments at all levels have time-to-market requirements as well. The Company believes that an iKEW implementation at any government level would provide an immediate Return on Investment
(ROI) based on the increased productivity achieved by simplification of information distribution, reduction in IT resources, and reducing or eliminating travel. Significant opportunity exists within government for the complete set of iKEW capabilities, especially the secure intranet functionality.

     All public school districts are potential customers for iKEW. iKEW provides services that cost effectively link administrators, teachers, students, and parents. Budget limitations have created an environment where school districts cannot afford expensive IT solutions, yet they need to leverage technology to maximize the tax dollars they receive. iKEW deployed as an ASP service reduces or eliminates the need for schools to maintain expensive hardware platforms and provides the security schools require.

     The Company believes that once the education environment of any enterprise is penetrated, significant up/cross selling opportunities exist to implement iKEW in other divisions or business units. These opportunities will significantly reduce Company's cost of sales.

Small to Medium-sized Business Market

     The small to medium sized enterprise is interesting because it takes advantage of iKEW's strengths, low cost and rapid implementation. These types of enterprises need to be very cost conscience and, at the same time, improve their time to market. Company's flexible pricing options are very appealing to these companies as is the ASP service offering. The ASP offering eliminates the need for any capital investment on their part; all they need to use the iKEW service is a web browser and an Internet connection. In this segment, the Company seeks customers, who appreciate the added value enough to pay for it, but are not big enough to have expertise in-house. The small business that is very comfortable with computers will find iKEW to be the answer to their Internet requirements.

Employees

     During fiscal year 2003, the Company had eight employees, seven of whom were in the area of sales and marketing and software development and customer service, and one of whom was in administration.

Corporate History

     3Si, Inc. was originally founded in 1978 as Kimbrough Computer Sales. The company was bought by its current majority shareholders in 1993 and re-focused its efforts on integration services and product development. The company experienced significant revenue growth in its first five years.

     - In May 1997, 3Si merged with a publicly traded company in order to obtain capital to expand its operations.

     - In 1998, it completed the development of its first
       Internet product called KEWi (Knowledge, Experience, and Wisdom over the Internet)

     - In its effort to focus on the Internet information and support market, 3Si Holdings sold its computer reseller division to PC Specialists of San Diego, CA in May 1999.

     - In April 1999, KEWi.net was incorporated as a spin off from 3Si Holdings for the sole purpose of developing Internet based knowledge management, community portals, support products, and services.

     - Changed name of the product/service from KEWi to iKEW to better reflect the market focus.

Item 2.  Description of Property

     The Company is leasing office space under a non-cancelable operating lease from a new landlord. The lease term is October
1st 2001 to September 30th 2003 and goes to a month by month term in October 2003.

     The Company also leases vehicles and equipment under non-cancelable operating leases. These leases expire between October 2003 and May 2004.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On September 23, 2003 KEWi.Net held a shareholder meeting to vote on the conversion of KEWi.net shares into shares of 3Si Holdings, Inc. on a one for one basis. The vote unanimously passed. The directors of the Company approved the conversion of KEWi.net stock to 3Si Holdings shares.

Item 5.  Controls and Procedures

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

Part II.

Item 6.  Market for Common Equity and Related Stockholder Matters.

     The Company's Shares are traded in the Over-the-Counter Bulletin Board (symbol "TSIH"), having commenced trading on January 2, 1987 (on September 16, 1998, the name of the Company was changed from Tyrex Oil Company). The range of closing bid prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2003


                                                 High      Low

Quarter Ended September 30, 2002                 0.05     0.01
Quarter Ended December 31, 2002                  0.08     0.01
Quarter Ended March 31, 2003                     0.08     0.03
Quarter Ended June 30, 2003                      0.05     0.02

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2002

                                                 High      Low

Quarter Ended September 30, 2001                 0.12     0.03
Quarter Ended December 31, 2001                  0.11     0.04
Quarter Ended March 31, 2002                     0.12     0.05
Quarter Ended June 30, 2002                      0.09     0.03

     As of September 15, 2003, there were approximately 1681 shareholders of record of the Company's common stock.

Dividend Information

     The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Financial Condition at June 30, 2003

     (a)  General.  As of June 30, 2003, the Company had
(negative) working capital of ($245,402), and had cash flow provided by operations of $156,571 for the year then ended. Both of these balances are directly related to the Results of Operations discussed below. See paragraph (e) Going Concern -
Management's Plans.

     Substantially all June 30, 2003, trade receivables are current. The Company has approximately $18,000 of trade payables over 30 days past due as of June 30, 2003. Substantially all of these June 30, 2003 past due balances were paid as of September 15, 2003.

     (b)  Other Sources of Working Capital.  On September 13,
2002, the Company borrowed $100,000 from Jerome K.
Thorson, CEO.  The loan was paid in full in July of 2003.

     Mr. Thorson also extended the company $496,945 throughout the year at a current interest rate of 3.99%. The due date on the loan is open ended. The company is currently making the interest payments to the bank from which Mr. Thorson received his personal loan.

     Mr. Frank Backes, CFO signed for a line of credit for $44,900. This loan was paid in full in July 2003.

     (c) Credit Facilities. Management plans to negotiate a new line of credit in the near future.

     (d) Settlements. On January 14, 2002, the Company and Storage Area Network ("SAN") entered into a settlement agreement transferring 6,460,137 shares of the Company's stock previously owned by SAN back to the Company. The Company was relieved of any future liability related to redemption of these shares.

     In September 2002, the Company entered into a settlement agreement with the May 1999 purchaser of its systems integration business that relieved the Company of a $157,708 liability.

     (e) Going Concern - Management's Plans. It is management's intent to approach lending sources when the aggreements discussed below are secured.

     Significant agreements to provide services to three major organizations are in negotiations which, if consummated will provide additional client revenue with anticipated start dates in the fourth quarter of calendar year 2003. One of the organizations is a leading provider of products, technologies, and services to consumers and business. Another of the organizations is a provider of educational services.

Results of Operations

Overview

     The Company's principal services provided during FY
2003 were portal and collaborative tools, web-site development and notification system implementation using the iKEW products, and licensing of the iKEW Internet-based content management and collaboration.

     The Company entered into an agreement to provide maintenance and development services for Wells Fargo during the course of FY 2003. A contract remains in place for the continuation of support and on-going services as defined in separate statements of work.

     The Company entered into and completed the delivery of an Educational System to Hewlett Packard Corporation during FY
2003. A contract remains in place should Hewlett Packard choose to execute additional services.

     The Company entered into an agreement with SMI International ("SMI"), the entity that owns a 26% minority interest in iKEW Inc., to maintain and operate the Internet-based customer support system for the U.S. Air Force Operational Space and Support Program. Revenues of $129,600 under this agreement were reported in FY 2003. This agreement is not anticipated to be renewed after September 2003.

     Significant agreements for additional client revenue are being negotiated with anticipated start dates in the second quarter of FY 2004..

     Year Ended June 30, 2003 with Comparison to Year Ended June
30, 2002.

     The Company reported a net (loss) for FY 2003 of ($63,422) compared with a net (loss) of ($231,803) for FY 2002.

     Revenues increased by approximately $315,000 for FY 2003 compared to FY 2002. The Company's revenues have been derived from three major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers. Of the total revenue of $1,148,349 approximately $560,000 derived from the Wells Fargo contract and delivery of the software portion of the contract. The remaining portion of the contract (approximately $150,000 primarily for maintenance services) is deferred as of June 30, 2003 and will be recognized as revenue in FY 2004.

     Cost of revenues increased by approximately $62,000 for FY
2003 compared to FY 2002.

     Selling and administrative expenses decreased by approximately $120,000 for FY 2003 compared to FY 2002. This is primarily attributable to the following factors:

     Increased compensation costs of approximately $72,000.
Employee benefit costs including payroll taxes have increased approximately $24,000. Telephone costs increased approximately
$23,000.  Vehicle expenses and insurance increased approximately $17,000.

     Legal fees in total decreased about $187,000 of which non-recurring legal fees of $150,000 primarily associated with the SAN settlement incurred in 2002 did not impact FY 2003. Advertising costs decreased approximately $35,000.
In September 2002, the Company entered into a settlement agreement with the May 1999 purchaser of its systems integration business that relieved the Company of a $157,708 liability. The $157,708 has been reported as gain on disposal of the systems integration segment for FY 2002.

Risk Factors

     The Company recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Company will be able to capture and maintain enough market share to compete successfully in the future. The Company sees the following risk factors associated with its business:

(a)  Product Development

     There can be no assurance that the Company will generate significant revenues in the future from its developed products; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. In such event, investors in the shares of common stock of the Company may lose their entire investment.

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

(b)  Significant Working Capital Requirements

     The working capital requirements associated with the plan of business of the Company will continue to be significant.

(c)  Control of the Company by Officers and Directors

     The Company's officers and directors beneficially own approximately 76% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring shareholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(d)  Product Distribution and Market Acceptance

     The Company has developed and offers a subscription-based distribution model for its proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models, including but not limited to recurring revenue. This model has not yet been proven with the Company's target market; however, interest in this method of delivery has been expressed by the Fortune 100 corporations that have recently contracted with the Company.

(e)  Changing Technologies

     The Company's business is subject to changes in technology and new service introductions. Accordingly, the Company's ability to compete will depend upon its ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

(f)  Acceptance and Effectiveness of Internet Electronic Commerce

     The Company's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Company expects, its e-commerce business may be harmed. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, the Company's results of operations could be adversely affected.

(g)  Competition in Internet Commerce

     Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both the Company's retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Company's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Company does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Company's business could be adversely affected.

(h)  Unreliability of Internet Infrastructure.

     If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Company web site. In addition, the Internet could lose its viability due to delays in the development or adoption of news standards and protocols to handle increased level of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Company web site may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Company may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Company's financial results.

(i)  Governmental Regulation of the Internet.

     The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal
Trade Commission also has recently started a proceeding with an online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws, or the passage of new laws intended to address these issues, could directly affect the way that the Company does business, or could create uncertainty in the marketplace. This could reduce demand for the Company's services or increase the delivery costs, or could otherwise harm the Company's business. In addition, foreign jurisdictions may claim that the Company is required to comply with their laws. In some jurisdictions, the Company will be required to collect value-added taxes on the Company's fees. Failure to comply with foreign laws could subject the Company to penalties ranging from fines to bans on its ability to offer services.

(j)  Shares Eligible for Future Sale

     All of the 25,405,766 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities
Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule
144 or a registered offering, the market price of the common stock could be adversely affected.

Forward-Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains "Forward-Looking Statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange
Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and in the industry in which it operates.
The words "believe," "expect," "anticipate," "intends,"
"forecast," "project" and similar expressions identify Forward-Looking Statements. These Forward-Looking Statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.  The Company cautions that these
statements are further qualified by important factors that could cause actual results to differ materially from those in the Forward-Looking Statements, including, among others, the following:  reduced or lack of increase in demand for the
Company's products, competitive pricing pressures, changes in
the cost of providing Company's services   and the level of
expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the Forward-Looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "Forward-Looking Statements."

Effect of New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standard
("SFAS') No. 145, that amended various prior pronouncements and has no effect on the Company's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in October 2002 and establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or a disposal activity initiated after December 31, 2002 and is not expected to have an effect on the Company's financial position or results of operations given the Company's current operating activities.

     SFAS No. 147, "Acquisitions of Certain Financial
Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

     In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No.
148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because the Company currently has no derivatives or hedging contracts.

     In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations.

Critical Accounting Policies

     The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

     Maintenance and support revenues are recognized ratably over the term of the related agreements.

     The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Item 8.  Financial Statements.

     Financial statements are presented in a separate section of this report following Item 14.

Item 9.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

     On July 31, 2003, the Company engaged Gordon, Hughes & Banks, LLP as the principal accountant to audit the Company's financial statements. See Form 8-K dated August 6, 2003. There were no disagreements with prior accountants and auditors.

Part III.

Item 10.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below; there are no promoter and control persons of the Company. The Directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified, as set forth in the operational documents. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The Directors and Executive Officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     (a) Frank W. Backes, Chief Technical Officer/Chief Financial Officer/Director. Mr. Backes, age 41 was formerly the President and Chief Executive Officer of the Company in June 1999. Mr. Backes previously served as Executive Vice President and Chief Technologist of the Company since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment Corporation. Mr. Backes also serves as a Director of the Company.

     (b)  Jerome K. Thorson, President/Chief Executive
Officer/Director.  Mr. Thorson, age 55, joined the Company on
May 1, 2001. He has worked in the information technology industry for more than 30 years. Most recently, Mr. Thorson was self-employed as a consultant, working with venture capitalists to create global managed service companies. From 1999 to 2000, he served as president and chief operating officer of
(i)Structure, a technology company. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems
Corporation, his last position being that of a business unit president.

     (c)  Frederick J. Slack, Executive Vice
President/Director. Mr. Slack, age 48, was appointed Executive Vice President in June 1999 of iKEW.net and is responsible for sales and marketing. From 1993 to June 1999, he served as President and Chief Executive Officer of the Company. Prior to joining the Company in 1993, Mr. Slack served as project manager for government customers at Digital Equipment Corporation. Mr. Slack also serves as a Director of the Company.

     (d)  Felipe L. Valdez, Chairman of the
Board/Secretary/Director. Felipe L. Valdez, age 50, was appointed Chairman/Secretary of the Company in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of the Company. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of the Company.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company is aware that Messrs. Thorson and Slack inadvertently failed to file Form 4's after the disposition of certain shares (March 2002), among themselves, of the Company (which will appear on the Company's Form 5). These reports are being prepared and will be filed shortly. The Company is unaware of any other required reports that were not timely filed.

Item 11.  Executive Compensation.



                            Annual compensation                      Long-term Compensation
                                                                  Awards           Payouts
Name and                                   Other           Restricted   Securities
principal                                  annual            stock     underlying      LTIP    All other
position        Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                           ($)     ($)       ($)             ($)           (#)           ($)       ($)
Frank W. Backes 2003    $114,800
CTO             2002    $114,800
                2001    $114,800  $8,000

Frederick J.    2003    $110,000
Slack,          2002    $110,000
Exec. Vice      2001    $110,000  $8,000
President

Felipe L.       2003    $      0
Valdez,         2002    $      0         $5,400
Secretary       2001    $      0         $2,700

Jerome K.       2003    $100,000
Thorson,        2002    $ 78,333
President &     2001    $ 10,000                                       $150,000(2)
CEO



     (1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

     (2) Jerome K. Thorson was granted 3,000,000 stock options, with an exercise price of $0.05 per share, on October 12, 2001, which vest in increments of 750,000 over three years. There were no other stock options granted to officers or directors during the fiscal year ended June 30, 2003.

Other Compensation

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan provided for or contributed to by the Company.

     (b) With the exception of the Thorson options described above, which were granted pursuant to a contractual agreement with the Company, no other remuneration is currently proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2003 (35,670,337 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner              of Beneficial       Class
                                                     Ownership (1)

Common Stock      Frederick J. Slack                8,277,444 (2)      23.35%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Felipe L. Valdez                  8,250,545          23.27%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Frank W. Backes                   8,477,777          23.91%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Jerome K. Thorson                 1,900,000 (3)       5.36%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Shares of all directors and      26,905,766          75.89%
                  executive officers as a group (6
                  persons)

(1) With the exception of Jerome K. Thorson noted at 3 below, none of these security holders has the right to acquire any amount of the shares within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Fred Slack has entered into a private transaction to sell 250,000 shares of stock on September 23, 2003. This transaction will be made public through a Form 4 to be on September 25, 2003.

(3) The Beneficial Ownership for Jerome K. Thorson includes 400,000 shares in the name of his children, and options to purchase 1,500,000 shares that are vested as of June 30, 2003. Mr. Thorson has options to purchase an additional 1,500,000 shares that will vest in FY 2004 to FY 2005.

Item 13.  Certain Relationships and Related Transactions.

     Other than as set forth below, during the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and 5% or greater shareholders.

     Loans payable to TSIH from Fred Slack, Frank Backes and Felipe Valdez, who are officers, directors and the principal shareholders of the Company (the "Principal Shareholders"), totaled $162,395 at June 30, 2003. These loans were made in connection with the Principal Shareholder's purchase of stock from prior shareholders pursuant to the reverse merger by which TSIH was created. These loans are collateralized by TSIH common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Company that was subject to going concern considerations as at June 30, 1999, the $162,395 balance, on June 30, 2003, was fully reserved and recorded as an expense during the year ended June 30, 1999. No interest income has been accrued since June 30, 1999.

Item 14.  Exhibits and Reports on Form 8-K.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Part IV.

Item 1.  Index to Exhibits.

1.  Independent Auditors' Report
2.  Previous Year Auditor's Report
3.  Consolidated Balance Sheet as of June 30, 2003
4.  Consolidated Statements of Operations
5.  Consolidated Statements of Cash Flow
6.  Consolidated Statements of Changes in Stockholders' (Deficit)
7.  Notes to Consolidated Financial Statements

Item 2.  Description of Exhibits.

Exhibit No.       Description

99.8       Certification Pursuant to  Section 906 of the
           Sarbanes-Oxley Act of 2002, Chief Executive Officer

99.9       Certification Pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002, Chief Financial Officer


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By:/s/ Jerome K. Thorson,
                                       President/CEO

Date: September 26, 2003
                                       By:/s/ Frank W. Backes, CTO/CFO

Date: September 26, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  09/24/03



/s/Jerome K. Thhorson
Jerome K. Thorson
CEO


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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  09/24/03



/s/Frank W. Backes
Frank W. Backes
CFO

                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
3Si Holdings, Inc.
Centennial, Colorado

We have audited the accompanying consolidated balance sheet of 3Si Holdings, Inc. as of June 30, 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3Si Holdings, Inc. as of June 30, 2003, and the results of its consolidated operations and cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2003, current liabilities exceed current assets by $245,402, the Company has a stockholders' (deficit) of ($158,697) and the Company has incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors, discussed at Note B, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


Gordon, Hughes & Banks, LLP

September 12, 2003, except as to Note N
which is as of September 23, 2003
Greenwood Village, Colorado


Balogh & Tjornehoj   LLP
Certified Public Accountants

Board of Directors


                                3Si Holdings, Inc.
                            Independent Auditors' Report

     We have audited the accompanying consolidated statements of operations, cash flows, and changes in stockholders' (deficit) of 3Si Holdings, Inc. for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 3Si Holdings, Inc. for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The June 30, 2002, financial statements had been prepared assuming that the Company would continue as a going concern. At June 30, 2002, current liabilities exceeded current assets by $176,190 and the Company had a deficit in stockholders' equity of $95,275. These factors raised substantial doubt about the Company's ability to continue as a going concern. The financial statements did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company could not continue in existence.

Balogh & Tjornehoj, LLP
Denver, Colorado

September 19, 2002

                     3Si Holdings, Inc. and Subsidiaries
                    Consolidated Balance Sheet (Page 1 of 2)
                               June 30, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note C)                                 $ 690,462
Accounts receivable                                                    2,115
Prepaid expenses & other current assets                               31,118

  Total current assets                                               723,695

PROPERTY AND EQUIPMENT AT COST (NOTES C, F, AND G)
Computer systems and software                                        219,638
Furniture and fixtures                                                12,139
Less accumulated depreciation                                       (109,574)
Property & Equipment, net                                            122,203

  Total assets                                                       845,898

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Notes payable - shareholders  (Note E)                               641,845
Current portion of capital lease obligations (Note F)                 24,891
Accounts payable - trade                                              78,523
Unearned revenue                                                     223,838

  Total current liabilities                                          969,097

NON-CURRENT LIABILITIES
Capital lease obligations, less current portion (Note F)              35,498

COMMITMENTS AND CONTINGENCIES (NOTES G AND H)                              -

MINORITY INTEREST (NOTE I)                                                 -

STOCKHOLDERS' (DEFICIT) (NOTE J)
Common stock - authorized 50,000,000 shares of $.01 par
value; 35,670,337 shares issued at June 30, 2003                     356,703
Additional paid-in capital                                         5,490,963
Accumulated (deficit)                                             (5,968,179)
Treasury stock at cost - 215,000 shares                              (38,184)

  Total stockholders' (deficit)                                     (158,697)

Total liabilities and stockholders' (deficit)                        845,898

The accompanying notes are an integral part of these statements.

                           3Si Holdings, Inc. and Subsidiaries
                          Consolidated Statements of Operations
                           Years Ended June 30, 2003 and 2002

                                                        2003          2002

Software delivery, consulting and other service
 Revenues                                           $1,148,349      $ 832,905
Costs of revenues                                      308,638        246,343
Gross profit                                           839,711        586,562
Selling and administrative expenses                    873,709        993,900
(Loss) earnings from operations                        (33,998)      (407,338)
Other income (expense)
Interest expense (Notes E and F)                       (29,817)        (3,276)
Interest income                                            393          5,204
  Total other income (expense)                         (29,424)         1,928
(Loss) earnings before minority interest               (63,422)      (405,410)
Minority interest (Note I)                                   -         15,899
(Loss) earnings before income taxes                    (63,422)      (389,511)
Income tax expense (Note K)                                  -              -
(Loss) earnings from continuing operations             (63,422)      (389,511)
Discontinued operations (Note H)
Gain on disposal of systems integration segment
(no related tax benefit was recorded)                        -        157,708
Net discontinued operations                                  -        157,708
Net (loss) earnings                                    (63,422)      (231,803)

Basic and diluted (loss) earnings per common share
(Note C)
Net (loss) earnings from continuing operations          (0.002)        (0.010)
Net (loss) earnings from discontinued operations             -          0.004
Net (loss) earnings per common share,
basic and diluted                                       (0.002)        (0.006)

The accompanying notes are an integral part of these statements.

                          3Si Holdings, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows
                           Years Ended June 30, 2003 and 2002

                                                     2003             2002

Operating activities:
Net (loss) earnings                                $  (63,422)   $ (231,803)
Reconciling adjustments:
Depreciation                                           42,469        31,462
Stock issued for services                                   -         2,074
(Loss) earnings attributable to minority interest           -       (15,899)
Changes in operating assets and liabilities:
Decreases in accounts receivable                        1,525        27,808
(Increases) in prepaid expenses
and other current assets                              (15,267)       (6,373)
(Decrease) increase in accounts payable                  (172)       34,900
(Decrease) in accrued expenses                              -      (157,708)
Increases in unearned revenue                         191,438        32,400
Net cash (used for) provided by operating
Activities                                            156,571      (283,139)
Investing activities:
Purchases of equipment                                 (8,417)      (32,811)
Escrow account (Note H)                                     -        51,497
Net cash (used for) provided by investing
Activities                                             (8,417)       18,686
Financing activities:
Repayments on capital lease obligations               (24,540)       (9,020)
Borrowings on notes payable - shareholders            641,845             -
Borrowings on bank financing                          134,407       115,000
Repayments on bank financing                         (249,407)            -
Net cash provided by financing activities             502,305       105,980
Net increases (decreases) in cash and cash
Equivalents                                           650,459      (158,473)
Cash and cash equivalents at beginning of year         40,003       198,476
Cash and cash equivalents at end of year              690,462        40,003

Summary of noncash investing and financing activities:

     The Company reacquired and cancelled 6,460,137 shares of its common stock in January 2002 in a settlement with Storage
Area Networks, Inc. (See Note H).

     In September 2002, the Company reached a settlement with the May 1999 purchaser of 3Si's systems integration business. That purchaser relinquished all claims to $157,708 due from 3Si related to that acquisition (See Note H).

     The Company issued 41,476 shares of its common stock in October 2001 for legal services provided.

     The Company acquired property and equipment totaling
$73,181 and $3,308 through the assumption of 	capital lease
obligations in the years ended June 30, 2003 and June 30, 2002, respectively.

                                                        2003          2002

Interest paid                                         $  29,830     $    3,276
Income tax paid                                               -              -

The accompanying notes are an integral part of these statements.

                            3Si Holdings, Inc. and Subsidiaries
                    Consolidated Statements of Changes in Stockholders' Deficit
                       For the Years Ended June 30, 2002 and 2003



                                                         #                                 Additional
                                                      Common            Common              Paid-In
                                                      Shares            Stock               Capital
Balances, June 30, 2001                             37,836,983         378,370              3,256,174

Shares issued for legal services at $.05
per share on October 12, 2001                           41,476             415                  1,659

Cancellation of common stock subject to
redemption (Note H)                                 (2,208,122)        (22,082)             2,233,130

Net (loss) for the year ended June 30, 2002                  -               -                      -

Balances, June 30, 2002                             35,670,337         356,703              5,490,963

Net (loss) for the year ended June 30, 2003                  -               -                      -

Balances, June 30, 2003                             35,670,337         356,703              5,490,963



                               3Si Holdings, Inc. and Subsidiaries
                   Consolidated Statements of Changes in Stockholders' Deficit)
                                         (Page 2 of 2)
                        For the Years Ended June 30, 2002 and 2003



                                                                                           Total
                                                                                        Stockholders'
                                                  Accumulated          Treasury           (Deficit)
                                                   (Deficit)             Stock              Equity
Balances, June 30, 2001                          (5,672,954)           (38,184)           (2,076,594)

Shares issued for legal services at $.05
per share on October 12, 2001                             -                  -                 2,074

Cancellation of common stock subject to
redemption (Note H)                                       -                  -             2,211,048
Net (loss) for the year ended June 30, 2002        (231,803)                 -              (231,803)

Balances, June 30, 2002                          (5,904,757)           (38,184)              (95,275)

Net (loss) for the year ended June 30, 2003         (63,422)                 -               (63,422)

Balances, June 30, 2003                          (5,968,179)           (38,184)             (158,697)



The accompanying notes are an integral part of these statements.


                              3Si Holdings, Inc. and Subsidiaries

Part VIII.                 Notes to Consolidated Financial Statements

Note A - Organization and Business

Item 17.  3Si Holdings, Inc.

     3Si, Inc. ("3Si") was incorporated in the State of Colorado in 1979. 3Si is a wholly owned subsidiary of 3Si Holdings, Inc., a publicly traded Wyoming Corporation ("TSIH" or the "Company"). The Company owns a controlling interest in iKEW, Inc. (formerly KEWi.net, Inc.). In May 1999, 3Si sold its interest in its computer reseller, consulting, and government sales divisions (See Note N) for the purpose of focusing its efforts on the marketing, sales, and integration of iKEW products. 3Si is an integration partner and master reseller for iKEW. While iKEW, Inc. focuses its efforts on the development of Internet-based customer support products, 3Si specializes in the business application of these products.

     On May 28, 1997, TSIH (previously known as Tyrex Oil Company) acquired 100% of the common stock of 3Si. Under the terms of the merger, 3Si is a wholly owned subsidiary of TSIH. The merger was accounted for as a purchase of TSIH by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

     The Company's principal services provided during the years ended June 30, 2003 and 2002 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system. The Company's principal markets are large corporations located in Colorado.

     The corporate offices are located in Englewood, Colorado.

iKEW, Inc.

     iKEW, Inc. ("iKEW") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owns 69% of the outstanding common stock of iKEW as of June 30, 2003 and 2002. Subsequent to June 30, 2003 (Note N), the Company acquired the 31% minority interest in iKEW.

Note B - Going Concern

Item 18.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2003, current liabilities exceed current assets by $245,402, the Company has a stockholders' deficit of ($158,697) and to date, the Company has incurred an accumulated (deficit)
of ($5,968,179) since its inception.   The Company has limited
access to additional working capital.   These factors raise
substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     The Company has obtained loans from corporate officers in September 2002 to provide temporary liquidity until new client agreements for additional revenues are finalized (See Note E). The Company hopes to obtain financing from lending sources with whom they hope to began negotiations during the firstt quarter of
fiscal year 2004.   Significant agreements for additional client
revenue are being negotiated with anticipated start dates in the coming fiscal year. There is currently no assurance as to the finalization of these agreements, or the amount of revenue that may be generated.

Note C - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated fiancial statements include the accounts of 3Si and iKEW.. All intercompany balances and transactions have been eliminated. A minority interest is presented for the 31% minority interest of iKEW as of June 30, 2003 (See Note I).

Business Segments

     TSIH currently operates only in the business segment related to its iKEW products. iKEW is a family of software products that provide collaboration, content management, and
business process management tools to corporations.   Revenues
are all attributed to operations within the United States. Long-lived assets are all located within the United States. See Note D for information on major customers.

     The sale of substantially all assets effective as of May, 1999 is considered the discontinuation of a business segment
(See Note H).

Item 19.  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Item 20.  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Item 21.  Property and Equipment and Depreciation

     Depreciation has been provided in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated useful lives of three to seven years using the straight-line method. The Company has capitalized $103,612 of equipment that was acquired through the assumption of capital lease obligations. These assets are amortized on a straight-line basis over the lesser of lease period or estimated useful life, depending on the lease terms.

Depreciation expense is as follows:

                                                              Depreciation
                                           Year Ended           Expense

                                           6/30/2002          $   31,462
                                           6/30/2003              42,469

Item 22.  Revenue Recognition

     The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

     Maintenance and support revenues are recognized ratably over the term of the related agreements.

     The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Item 23.  Advertising Costs

     Advertising costs are charged to operations as incurred.
Advertising expenses of $1,500 and $36,300 were incurred for the years ended June 30, 2003 and June 30, 2002, respectively.

Item 24.  Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year.
Diluted earnings per share, if any, reflects the potential dilution that could occur if additional equity instruments (including common stock subject to redemption) were exercised or converted into common stock. For losses, potentially dilutive securities are not included since the result would be anti-dilutive.

     The following data show the amounts used if computing earnings per share and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2003 and 2002.

                                                  2003          2002

Weighted average number of
common shares used in basic EPS                35,670,337     37,525,917
Effect on dilutive securities:
Stock options (Note J)                          4,444,000          2,166
Stock purchase warrants (Note J)                  100,000              -
Common stock subject to redemption (Note H)             -      4,252,015
Weighted average number of common shares and
dilutive potential common stock used in
diluted EPS                                    40,214,337     41,780,098

     Since the Company had net (losses) for the years ended June 30, 2003 and June 30, 2002, per share amounts were computed only on the basis of the 35,670,337 and 37,525,917 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants, and stock options would have had an anti-dilutive effect.

Item 25.  Fair Value of Financial Instruments

Estimated fair values of the Company's financial instruments  are as follows:

                                                       June 30, 2003

                                            Carrying Amount          Fair Value

Cash and cash equivalents                   $  690,462              $  690,462
Notes payable - shareholders                  (641,845)               (641,845)
Capital lease obligations                      (60,402)                (60,402)

     The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value.

Item 26.  Software Development Costs

Software development costs are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives.

Item 27.  Stock-Based Compensation

     The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options granted to employees or directors with an exercise price that is less than the market price on the grant date of the option. For stock options granted to employees or directors with exercise prices at or above the market value of the stock on the grant date, the Company adopted the fair value disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the options granted to employees or directors been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net (loss) and net (loss) per share for the years ended June 30, 2003 and June 30, 2002 would have been increased to the pro forma amounts indicated below.

                                                        For the Year Ended
                                                             June 30,
                                                        2003           2002

Net (loss):
As reported                                            $ (63,422)    $(231,803)
Pro forma                                                (65,252)     (334,353)
Net (loss) per share:As reported                          (0.002)       (0.006)
Pro forma                                                 (0.002)       (0.009)

     The fair value of the common stock options granted during 2003 and 2002 for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model using the following assumptions:

                                                        For the Year Ended
                                                             June 30,
                                                        2003           2002

Expected dividend yield                                        -              -
Expected price volatility                                   170%          1319%
Risk-free interest rate                                       6%             6%
Expected life of options                                3 years         3 years

Item 28.

Item 29.  Effect of New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS') No.
145, that amended various prior pronouncements and has no effect on the Company's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in October 2002 and establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or a disposal activity initiated after December 31, 2002 and is not expected to have an effect on the Company's financial position or results of operations given the Company's current operating activities.

     SFAS No. 147, "Acquisitions of Certain Financial
Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

     In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No.
148 amends SFAS No. 123, "Accounting for Stock-Based
Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No.
148. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of
Statement No. 133 on Derivative Instruments and Hedging
Activities" ("SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because the Company currently has no derivatives or hedging contracts.

     In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations.

Note D - Major Customers and Concentrations of Credit Risk

     Approximately 96% and 89%, respectively, of the Company's revenues for the years ended June 30, 2003 and June 30, 2002 were derived from three customers, including one customer that accounted for 70% and 60%, respectively, of the Company's
revenues.   The Company had no accounts receivable from any of
these three customers at either June 30, 2003 or June 30, 2002. Generally, the Company does not require collateral or other security to support customer receivables.

     Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables. The amount on deposit with a financial institution does exceed the $100,000 federally insured limit at June 30, 2003. However, management believes that the financial institution is financially sound and the risk is minimal.

Note E - Notes Payable to Shareholders

     The Company has outstanding notes payable to shareholders and officers of the Company as of June 30, 2003 as follows:

          The President and CEO of the Company
          has extended the Company access to his own
          personal $500,000 line of credit on the
          same terms and conditions.  Interest is
          payable monthly and accrues at an interest
          rate equal to 3.99% as of June 30, 2003.
          The debt has been classified as current on
          the accompanying balance sheet due to the
          fact that the shareholder may call the debt
          at any time.                                               $496,945

          The President and CEO of the Company
          loaned the Company $100,000 in the form of
          a convertible debenture that was due
          September 13, 2003 with interest accruing
          at the Prime rate (6.5% as of June 30,
          2003).  The President had the option to
          convert the debt into common stock at any
          time after March 12, 2003 at an amount
          equal to the fair value of the common
          stock.   On June 10, 2003, the President
          declined conversion and subsequent to June
          30, 2003, the Company repaid the note in full.              100,000

          The CFO of the Company has extended
          the Company access to his own personal
          $45,000 line of credit on the same terms
          and conditions.  Interest is payable
          monthly and accrues at an interest rate
          equal to 8.25% as of June 30, 2003.    The
          debt was repaid in full subsequent to June
          30, 2003.                                                    44,900

          Notes payable to shareholders                              $641,845

Note F - Capital Lease Obligations

     Included in the Company's property and equipment balances are assets of $103,612 that were acquired under the provisions of long-term capital leases. As of June 30, 2003, future minimum rental commitments under the non-cancelable capital lease agreements, on an annual basis, are as follows:

          Year ending June 30:
          2004                                                       $  31,592
          2005                                                          31,231
          2006                                                           7,537

          Total minimum payments                                        70,360
          Less amount representing interest                              9,971
          Present value of net minimum lease payments                   60,389
          Less current maturities                                       24,891
          Obligations under capital leases,
          less current portion                                         35,498

Note G - Commitments

Item 30.

Item 31.  Operating Leases

     The Company leases vehicles, office space and equipment under non-cancelable operating leases. These leases expire between October 2003 and May 2004.

     Office space and other rent expense for the years ended
June 30, 2003 and 2002, was $27,325 and $40,200, respectively.
Future minimum rental payments under operating leases are as follows:

          Year Ended
          6/30/2004                                                   $  9,984

Item 32.  Other Commitments

     See Note I related to commitment for additional ownership interest in iKEW.

Note H - Contingencies

Item 33.  Vendor Settlement/ Common Stock Subject to Redemption

     Storage Area Network ("SAN"), was owed $2,211,048 at June
30, 1999. Common stock subject to redemption of $2,211,048 had been recorded on the June 30, 2001 balance sheet (4,252,015 shares at $.52 per share).

     On January 14, 2002, TSIH and SAN entered into a settlement agreement as follows:

     SAN delivered the SAN owned shares of TSIH back to TSIH and released any claim or interest in a $50,000 escrow deposit.

     TSIH and SAN mutually released and forever discharged each other from any liabilities, fees, damages, obligations or contracts of any kind.

     The $2,211,048 was previously transferred to stockholders' equity (deficit). No gain or loss was recorded related to this settlement.

     Legal fees of $150,000 were charged against operations during the year ended June 30, 2002, related to the January 2002 settlement.

Item 34.  Contingent Sales Proceeds

     In connection with the sale of its systems integration business effective as of May 1, 1999, 3Si was also able to earn additional sales proceeds over a three-year period based upon the contingencies set forth in the agreement. The agreement provided for contingent payments to 3Si when key contracts were renewed. Additional proceeds of $75,000 were received in September 2000 upon renewal of a key contract, and were recorded as gain on disposal of systems integration segment in 2000.

     The asset purchase agreement also provided for contingent payments to 3Si for a percentage of the profits in excess of contract renewal payments from the sold business.

     The first $157,708 of additional contingent payments earned by 3Si was to be retained by the buyer to pay for compensated absences for former 3Si employees. This amount represented a liability that was not addressed in the purchase agreement; but the buyer assumed and paid this liability to maintain positive employee relations.

Item 35.

     3Si and the purchaser entered into a settlement agreement in September 2002. 3Si relinquished any claims to profits attributable to the sold business. The purchaser relinquished all claims related to the compensated absences.

     The $157,708 liability relief was recorded in fiscal 2002 as a gain on disposal of the systems integration segment.

Note I - Minority Interest

     TSIH owns a 69% interest in iKEW, Inc. (See Note A) summarized as follows:

                                                          2002

Minority interest beginning of year                       $15,899
(Loss) earnings attributable to minority interest         (15,899)
Minority interest end of year                                   -

     Net income applicable to the minority interest is $0 for the year ended June 30, 2003. In accordance with the provisions of Accounting Research Bulletin No. 51, such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

     iKEW issued 26% of its common stock to one of its master resellers during the year ended June 30, 1999, through a private offering. iKEW also issued 5% of its common stock to an entity that assisted in the private offering. Subsequent to June 30, 2003 and effective September 23, 2003, the Company acquired the outstanding 31% minority interest in iKEW (Note N).

     In connection with a joint marketing agreement effective May
2000, iKEW has granted a third-party the irrevocable right for ten years to acquire 211,212 common shares of iKEW stock (10% of the current shares outstanding) at $1.89 per share.

Note J - Stockholders' Equity (Deficit)

Item 36.  TSIH Stock Option Plan

     On June 18, 1998, the TSIH stockholders approved the
Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of TSIH's common stock.

     The options vest over a period of three years. Upon the sale of substantially all assets of the Company (See Note A), a) the exercise period for terminated employees became one year from date of termination, and b) the options held by terminated employees became 100% vested.

                                                   # Shares        Exercise
                                                 Under Option       Price*

End of period, June 30, 2001                      1,099,000       $   0.126
Granted                                           3,340,000           0.050
Forfeited                                                 -               -
Exercised                                                 -               -

End of period, June 30, 2002                      4,439,000           0.069
Granted                                             105,000           0.050
Forfeited                                          (100,000)         (0.050)
Exercised                                                 -               -

End of period, June 30, 2003                      4,444,000            0.07

* Weighted averageExercise prices of all stock options outstanding as of June 30, 2003 range from $0.05 to $0.156 per share.

     Following is a summary of the status of options outstanding at June 30, 2003:



             Outstanding Options                                Exercisable Options
Number                            Exercise Price           Term Expiration         Number
5,000                               $ 0.05                 November 2012            1,250

3,340,000                             0.05                 October 2011         1,670,000

99,000                                0.10                 September 2008          99,000

500,000                               0.10                 July 2009              500,000

500,000                               0.156                January 2010           500,000

4,444,000                                                                       2,770,250



     No compensation cost was charged to operations for either of the years ended June 30, 2003 and 2002. See Note C for the pro-forma disclosure effects of adopting SFAS No. 123.

Item 37.  Warrants

     On June 1, 2001, TSIH granted warrants to purchase 100,000 shares of the Company's common stock at a price of $.25 per share. These warrants were issued to a consultant in connection with the preparation of a financing package to seek debt or equity capital. These warrants became exercisable on June 1, 2001, and are effective until June 1, 2006.

Note K - Income Taxes

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

     iKEW is excluded from the filing of a consolidated income tax return. TSIH and iKEW used $13,000 and $98,000 respectively, of their net operating loss carryforwards to offset taxable income for the year ended June 30, 2001. Net operating loss carryforwards are available at June 30, 2002, expires as follows:

                    YEAR          TSIH/3Si          iKEW

                    2019          $ 616,000        $ 11,000
                    2020            196,000         420,000
                    2021                  -          99,000
                    2022            134,900               -

                                  $ 946,900        $530,000

     The Company's deferred tax assets and liabilities are comprised of the following:

                                                                 2003

Non-current:
Tax benefit of net operating loss carryforwards                $  541,000
Deferral of tax deduction for goodwill                            162,000
Other                                                              51,000

                                                                  754,000

Valuation allowance                                              (754,000)
Net non-current                                                         -

Net deferred tax assets                                                 -

     The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carryforward and reversal of timing differences. A valuation allowance of $754,000 is provided at June 30, 2003 for the benefits which the Company may not be able to use.

     The provision for income taxes consists of the following:

                                                         2003          2002

Current expense                                        $      -     $      -
Deferred expense (credit)                                     -            -
Income tax expense (benefit)                                  -            -

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                   2003         2003

Income taxes (benefit) expense at statutory rates $ (24,000) $ (79,000) Permanent tax differences
SAN settlement                                                  -     752,000
Other                                                       3,500      (3,000)
State taxes and other                                     (26,000)     67,000
Valuation allowance                                       (46,500)   (737,000)
Income tax expense                                              -           -

Note L - Related Party Transactions

     iKEW has entered into an agreement to maintain and operate the internet-based customer support system for the entity that owns a 26% minority interest in iKEW. Total revenues generated from this related party were $129,600 and $151,000 in the years ended June 30, 2003 and 2002, respectively.

     Loans receivable from TSIH stockholders totaled $162,395 at June 30, 2003. These loans are collateralized by TSIH common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Company that is subject to going concern considerations, the $162,395 balance was fully reserved and recorded as an expense in a prior year.

     As disclosed further in Note E, the Company has received financing from two of its stockholders, who are also officers in the Company totaling $641,845. In July and August 2003, the
Company repaid $144,900 of the $641,845 outstanding.

Note M- Fourth Quarter Results

Item 38.

     During the three-month period ended June 30, 2003, the Company executed a software licensing agreement representing 49%
of the Company's revenue for the fiscal 2003.   The Company
received cash payments totaling $750,000 during the three-month period ended June 30, 2003. Of that amount, approximately $190,000 represents revenue to be recognized in future periods.

Note N- Subsequent Event

     Effective September 23, 2003, the Company executed an agreement with the minority shareholders of iKEW, Inc. whereby the Company acquired the remaining 31% interest in its subsidiary. As a result, the Company owns 100% of iKEW.

                                Exhibit 99.8

                  Certification of Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the Annual Report of 3Si Holdings, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Dated: September 24, 2003              By:/s/Jerome K. Thorson
                                       Jerome K. Thorson, President, Chief
                                       Executive Officer and Director

                                     Exhibit 99.9

                        Certification of Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the Annual Report of 3Si Holdings, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 24, 2003              By:/s/Frank W. Backes
                                       Frank W. Backes, Chief Technical
                                       Officer, Chief Financial Officer and
                                       Director

  With the exception of Jerome K. Thorson noted at 3 below, none of these security holders has the right to acquire any amount of the shares within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

  Fred Slack has entered into a private transaction to sell 250,000 shares of stock on September 23, 2003. This transaction will be made public through a Form 4 to be filed on September 25, 2003.

  The Beneficial Ownership for Jerome K. Thorson includes 400,000 shares in the name of his children, and options to purchase 1,500,000 shares that are vested as of June 30, 2003. Mr. Thorson has options to purchase an additional 1,500,000 shares that will vest in FY 2004 to FY 2005.