Form 10QSB
period 2003-09-30
3SI HOLDINGS INC
filed 2003-11-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2003

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________


                             Commission file number 000-09358

                                   3Si HOLDINGS, INC.
            (Exact name of small business issuer as specified in its charter)

           Wyoming                                       83-0245581
   (State of incorporation)                            (IRS Employer
                                                      Identification No.)

                 6886 S. Yosemite Street, Centennial, Colorado 80112
             (Address of Principal Executive Offices, Including Zip Code)

                                    (720) 493-1660
                              (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 36,325,943

Transitional Small Business Disclosure Format (Check one):
Yes     No  X.

                                    TABLE OF CONTENTS

PART I --  FINANCIAL INFORMATION                                             3

Item 1.Financial Statements.                                                 3

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             7

Item 3 Controls and Procedures.                                             12

PART II -- OTHER INFORMATION                                                14

Item 1. Legal Proceedings.                                                  14

Item 2. Changes in Securities.                                              14

Item 3. Defaults Upon Senior Securities.                                    14

Item 4. Submission of Matters to a Vote of Security Holders.                14

Item 5. Other Information.                                                  14

Item 6. Exhibits and Reports on Form 8-K.                                    14

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                     3Si Holdings, Inc.
                                 Consolidated Balance Sheets
                        September 30, 2003 (Unaudited) and June 30, 2003

                                               ASSETS

                                                      Sept. 30,      June 30,
                                                         2003          2003
                                                     (Unaudited)     (Audited)

CURRENT ASSETS
Cash and cash equivalents                            $   288,495    $  690,462
Accounts receivable                                       23,800         2,115
Prepaid expenses & other current assets                   34,176        31,118

Total current assets                                     346,470       723,695

PROPERTY AND EQUIPMENT AT COST
Computer systems, furniture, and software                226,257       219,638
Furniture & Fixtures                                      12,139        12,139
Vehicle                                                   20,397             -
Less accumulated depreciation                           (119,209)     (109,574)

Property and equipment, net                              139,584       122,203

Total assets                                             486,054       845,898

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Notes payable-shareholders (Note 3)                      495,412       641,845
Current portion of capital lease obligations              18,984        24,891
Accounts payable - trade                                  39,390        78,523
Unearned revenue                                         215,938       223,838
  Total current liabilities                              769,724       969,097

NON-CURRENT LIABILITIES
Capital lease obligations, less current portion           35,498        35,498

MINORITY INTEREST (NOTE 4)                                     -             -

STOCKHOLDERS' (DEFICIT)
Common stock - authorized 50,000,000 shares of $.01
par value: 36,325,943 and 35,670,337 shares issued
and  outstanding at September
30, 2003 and June 30, 2003, respectively;                363,358      =356,703
Additional paid-in capital                             5,497,420     5,490,963
Accumulated (deficit)                                 (6,141,762)   (5,968,179)
Treasury stock at cost - 215,000 shares                  (38,184)      (38,184)

Total stockholders' (deficit)                           (319,168)     (158,697)

Total liabilities and stockholders' (deficit)            486,054       845,898

                  See notes to interim consolidated financial statements


                                    3Si Holdings, Inc.
                    Consolidated Statements of Operations (Unaudited) For the Quarters Ended September 30, 2003 and 2002

                                                           2003        2002

Software delivery, consulting and
other service revenues                                  $ 118,887    $  49,470
Cost of revenues                                           83,597       62,255
Gross profit                                               35,290      (12,785)
Selling and administrative expenses                       187,718      228,204
(Loss) earnings from operations                          (152,429)    (240,989)

Other income (expense)
Interest income                                                 -           14
Interst (expense)                                          (8,042)      (4,065)
Loss on purchase of minority interest in subsidiary       (13,112)           -
  Total other income (expense)                            (21,154)      (4,051)
(Loss) earnings before minority interest                 (173,583)    (245,040)
Minority interest (Note 4)                                      -            -
(Loss) earnings before income taxes                      (173,583)    (245,040)
Provision for income taxes (Note 5)                             -            -
 Net (loss) earnings                                     (173,583)    (245,040)

Basic and diluted (loss) earnings per
common share (Note 2)                                        0.00        (0.01)

Weighted average shares outstanding
Basic                                                  35,727,346   35,456,337
Diluted                                                35,727,346   35,456,337

              See notes to interim consolidated financial statements


                                    3Si Holdings, Inc.
                    Consolidated Statements of Cash Flows (Unaudited)
                   For the Quarters Ended September 30, 2003 and 2002

                                                           2003        2002

Operating activities:
Net (loss) earnings                                     $  (173,583) $(245,040)
Reconciling adjustments:
Loss on purchase of minority interest in subsidiary          13,112          -
Depreciation                                                  9,635      8,620
Changes in operating assets and liabilities:
(Increases)in accounts receivable                           (21,685)    (2,445)
(Increases) in prepaid expenses and other
current assets                                               (3,058)       (60)
(Decrease) increase in accounts payable                     (39,128)        18
(Decreases) in unearned revenue                              (7,900)   (26,088)
Net cash (used for) operating activities                   (222,607)  (264,995)

Investing activities:
Purchases of equipment                                      (27,016)    (2,500)
Net cash (used for) investing activities                    (27,016)    (2,500)
Financing activities:
Repayments on capital lease obligations                      (5,905)    (2,686)
Borrowings on Notes Payable - shareholders                        -    100,000
Repayments of Notes Payable - shareholders                 (146,438)         -
Borrowings on lines of credit                                     -    167,000
Net cash provided by financing activities                  (152,343)   264,314
Net increases (decreases) in cash and cash equivalents     (401,967)    (3,181)
Cash and cash equivalents at beginning of period            690,462     40,003
Cash and cash equivalents at end of period                  288,495     36,822

Supplemental disclosures of cash flow information
Interest paid                                                 8,042      2,690
Income tax paid                                                   -          -

                See notes to interim consolidated financial statements


                   Notes to Interim Consolidated Financial Statements

                                    3Si Holdings, Inc.
                  Notes to Interim Consolidated Financial Statements
                                    September 30, 2003
                                       (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at September 30, 2003, and the results of operations and cash flows for the quarters ended September 30, 2003, and September 30, 2002. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2002, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Earnings Per Share

Net (loss) earnings per share for the quarters ended September 30, 2003 and 2002, was computed on the basis of the weighted average number of common shares only, as shares subject to warrants and stock options would have an anti-dilutive effect.

Note 3 - Notes Payable

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 3.99% as of June 30, 2003. The debt has been classifed as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of September 30, 2003 is $495,412 (unaudited).

Note 4 - Minority Interest and Purchase of iKEW, Inc.

Effective September 23, 2003, the Company executed an agreement with the minority shareholders of iKEW, Inc. whereby the Company acquired the remaining 31% interest in its' subsidiary. As a result, the Company owns 100% of iKEW. An additional 655,606 shares of common stock were issued by the Company to the minority shareholdersof iKEW, Inc. Thus, the Company recorded the issuance of the Company's shares of common stock as a loss on the statement of operations.

Note 5 - Income Taxes

TSIH has significant net operating loss carry forwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2003, current liabilities exceed current assets by $423,254, the Company has a stockholders' (deficit) of ($319,168) and the Company has incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

New Revenue Sources

The Company is currently negotiating two new agreements that if consummated will significantly impact revenues for the period October
1, 2003 to June 30, 2004. These agreements are anticipated to have start dates in the second or third quarter of FY2004. Both opportunities are one time software license purchases with ongoing maintenance and support. Other opportunities described in this management discussion are in the pre-negotiation phase of the sales cycle.

Targeted Markets

The Company believes that opportunities exist for all components of iKEW in enterprises ranging from small to large, including government and military, and public/private education institutions. The Company will continue to pursue these opportunities as a key factor for growth and brand recognition. The Company anticipates that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to keep the Company profitable and generate positive cash flow. The architecture of iKEW allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market.

Enterprise Market

Large enterprises can reap significant benefits. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." The Company's strategy for these organizations is to offer them a license, with annual maintenance. The Real World Simplicity of iKEW does not require the corporations' IT human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel sales will be a significant growth vehicle for the Company. The Company does not have the resources to hire a global sales force at this time, so companies like Avnet provide access to those markets. The Company is in the process of negotiating a reseller agreement with Avnet, Inc. Terms of the reseller agreement have not been completed at this time. The goal for channel sales is for it to represent 50 percent of total sales.

Vertical Markets

Education is one of the markets that the Company will continue to focus on. One issue that the iKEW product family addresses is how to deliver the training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW solves this with world-class proprietary security.

Price Comparison Solutions is another market that the Company will continue to target. One example of the price comparison market is an Overnight Mail Service price comparison solution. With Overnight Mail Service, addresses are certified against the United States Postal Service database, prices from different carriers are provided, labels are created, and links are available to track packages.

Governments at all levels have time-to-market requirements as well. The Company believes that an iKEW implementation could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW capabilities.

Small to Medium-sized Business Market

Small to medium sized enterprises can take advantage of iKEW's strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscience and, at the same time, improve their time to market. iKEW's Application Service Provider
(ASP) delivery model reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW capabilities.

Sales Process

The Company presents the iKEW products as a set of business process tools that are an enabling technology for bringing together disparate data from various sources and making it available in a secure format for a small business, a division of a larger corporation or an entire enterprise. We have the ability to allow a company to choose the presentation of this information in a variety of formats and to access it from any where at any time.

The negotiation process has taken as little as 2 months but more typically is 8 months from the time of initial contact until an agreement is reached. During the negotiation process we usually need to provide prototypes for the potential customer to understand the capabilities of iKEW. Potential customers also like to have access to a demonstration system to better understand how they can use and manipulate the technology. This typically leads to a negotiation with their management team where the costs and potential Statement of Work are reviewed. Our goal in all these transactions is to create a flexible agreement that refers to a Statement of Work as the defining document to determine the requirements for each individual deliverable. This also allows us to attach future SOWs to the contract as additional tasks. As part of this strategy we provide ourselves the flexibility to either use our ASP model for recurring revenue or the one time purchase of a software license with ongoing maintenance. In either case the sales cycle is basically the same. Corporate financing will continue to impact the available resources
that can be allocated to potential customer opportunities.   Our
business model allows us to capture deals as small as $50,000 and large multi-million dollar opportunities. Currently the Company has 6 projects in the acquisition process representing an increase in the Company's sales pipeline compared to the sales pipeline during the fourth quarter of FY2003. While the sales pipeline has shown an increase in the first quarter of FY2004 there is no guarantee that the Company will close these opportunities. The Company reserves the right to change this model at anytime.

Summary

The Company's principal services provided during FY2003 were portal and collaborative tools, web-site development and notification system implementation using the iKEW products, and licensing of the iKEW
Internet-based content management and collaboration.

The Company entered into an agreement to provide maintenance and development services for Wells Fargo during the course of FY2003.
The original contract with Wells Fargo was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue.

The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract remains in place should Hewlett Packard choose to execute additional services. HP's reorganization with Compaq has put any further work on hold. No new revenue is expected from HP at this time.

Significant agreements for additional client revenue are being negotiated with anticipated start dates in the second or third quarter of FY2004. The contract negotiations are with a significant telecommunications company and are anticipated to be completed in the second quarter f FY2004.

The Company continues to receive interest in its iKEW-based solutions from additional prospects, and is actively pursuing these opportunities. The Company expects to increase its revenue through three marketing efforts. First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, HP, Wells Fargo, and others. Second, we continue to pursue the signing of at least one significant reseller. In addition to Avnet, the Company is targeting other potential resellers of the iKEW product family. Third, the Company has signed up for a trade show in Philadelphia for December 2003. The trade show will give the Company opportunities to present the iKEW product to more than 20 targeted customers.

Critical Accounting Policies

Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Financial Condition at September 30, 2003

Working Capital

As of September 30, 2003, TSIH had a deficit in working capital of $423,254. Working capital used for operations was $222,607 for the three months ended September 30, 2003.

(a) Trade receivables are all current. Substantially all trade payables are current as of September 30, 2003.

(b) Other Sources of Working Capital and Credit Facilities

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4.0% as of September 30, 2003. The debt has been classified as current on the accompanying balance sheet due to the fact that the lender may call the debt at any time. The Company does not have any replacement financing in place if the CEO were to call the debt. There have not been any negotiations with financial institutions since the FY2003 10KSB was filed.

(c) Cash Requirements

The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prosects.

Results of Operations

Reported Revenue

The revenues for the three months ended September 30, 2003 was $118,887 which was primarily from two major customers. TSIH reported losses for the three months ended September 2003 of $173,583 compared with net losses of $245,040 for the three months ended September 2002. Revenues increased by approximately $69,000 for the comparative three-month periods. TSIH's revenues have primarily been derived from two major customers each period. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. These costs for the comparative
three-month periods increased by approximately $21,000.   The
increase is primarily due to increased project management costs due to the increased volume of services provided. Selling and administrative expenses for the comparative three-month periods decreased by approximately $40,000. This is primarily attributable a reduction in accounting fees and reduced staff and associated costs.

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

(c) Control of the Company by Officers and Directors

The Company's officers and directors beneficially own approximately 73% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring shareholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

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

(j) Shares Eligible for Future Sale

All of the 26,655,766 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Item 3.  Controls and Procedures.

Evaluation of The Company's Disclosure Controls and Internal Controls

As of the end of the period covered by this quarterly report on Form 10-Q, The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures," or "Disclosure Controls." This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

CEO and CFO Certifications

Attached as exhibits to this quarterly report, there are "Certifications" of the CEO and the CFO Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification). This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control Over Financial Reporting

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within The Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to The Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2.  Changes in Securities.

Effective September 23, 2003, the Company executed an agreement with the minority shareholders of iKEW.net whereby the Company acquired the remaining 31% interest in its subsidiary. As a result, the Company owns 100% of iKEW. This action resulted in the issuance of 655,606 shares of 3Si Holdings, Inc. stock.

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

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit Index

31.01  Certification of the Chief Executive Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.02  Certification of the Chief Financial Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.01  Certification of the Chief Executive Officer Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.02  Certification of the Chief Financial Officer Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

None for this reporting period

                                    Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       By/s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO

November 13, 2003

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

November13, 2003