Form 10QSB
period 2003-12-31
3SI HOLDINGS INC
filed 2004-02-13
CIK 317889

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      Form 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003: 36,325,943

     Transitional Small Business Disclosure Format (Check one):
Yes   No  X.

                                 TABLE OF CONTENTS

PART I --  FINANCIAL INFORMATION                                              3

     Item 1.  Financial Statements.                                           3
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7
     Item 3.  Controls and Procedures.                                       13

PART II -- OTHER INFORMATION                                                 15
     Item 1.  Legal Proceedings.                                             15
     Item 2.  Changes in Securities.                                         15
     Item 3.  Defaults Upon Senior Securities.                               15
     Item 4.  Submission of Matters to a Vote of Security Holders.           15
     Item 5.  Other Information.                                             15
     Item 6.  Exhibits and Reports on Form 8-K.                              15

PART I --  FINANCIAL INFORMATION
     Item 1.  Financial Statements.

                                3Si Holdings, Inc.
                           Consolidated Balance Sheets
          December 31, 2003 (Unaudited) and June 30, 2003 (Audited)

                                      ASSETS



                                                                Dec. 31, 2003          June 30, 2003
                                                                 (Unaudited)             (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                     $     26,402           $   690,462
  Accounts receivable                                                628,284                 2,115
  Prepaid expenses & other current assets                             17,105                31,118

     Total current assets                                            671,791               723,695

PROPERTY AND EQUIPMENT AT COST
  Computer systems, furniture, vehicle and software                  262,129               231,777
  Less accumulated depreciation                                     (129,269)             (109,574)
  Property and equipment, net                                        132,860               122,203

     Total assets                                               $    804,651           $   845,898

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable-shareholders (Note 3)                           $    495,412           $   641,845
  Current portion of capital lease obligations                        31,592                24,891
  Accounts payable and accrued liabilities                            91,089                78,523
  Unearned revenue                                                   275,509               223,838

     Total current liabilities                                       899,509               969,097

NON-CURRENT LIABILITIES
  Capital lease obligations, less current portion                     16,781                35,498

MINORITY INTEREST (NOTE 4)                                                 -                     -

STOCKHOLDERS' (DEFICIT)
  Common stock - authorized 50,000,000
shares of $.01 par value: 36,325,943
and 35,670,337 shares issued and outstanding at
December 31, 2003 and June 30, 2003, respectively                   363,358                356,703
  Additional paid-in capital                                      5,497,420              5,490,963
  Accumulated (deficit)                                          (5,934,233)            (5,968,179)
  Treasury stock at cost - 215,000 shares                           (38,184)               (38,184)

     Total stockholders' (deficit)                                 (111,639)              (158,697)

Total liabilities and stockholders' (deficit)                   $   804,651            $   845,898


                 See notes to interim consolidated financial statements


                                      3Si Holdings, Inc.
                      Consolidated Statements of Operations (Unaudited)
                        For the Three Month and Six Month Periods
                            Ended December 31, 2003 and 2002




                                               Three Months Ended                  Six Months Ended
                                                   December 31                         December 31
                                               2003          2002                  2003        2002
Software delivery, consulting and other
service revenues                               $   516,214   $   409,748           $   635,101 $   459,218

Cost of revenues                                    87,085        82,577               170,683     144,832

  Gross profit                                     429,129       327,171               464,418     314,386

Selling and administrative expenses                213,982       237,440               401,700     465,644

  Earnings (loss) from operations                  215,147        89,731                62,718    (151,258)

Other income (expense)

  Interest (expense)                                (7,618)       (7,076)              (15,660)    (11,141)

Loss on purchase of minority interest in
Subsidiary                                               -             -               (13,112)          -
 Miscellaneous income                                    -           331                     -         345
  Total other income (expense)                      (7,618)       (6,745)              (28,772)    (10,796)

  Earnings (loss) before minority interest         207,529        82,986                33,946    (162,054)

Minority interest (Note 4)                               -             -                     -           -

  Earnings (loss) before income taxes              207,529        82,986                33,946    (162,054)

Provision for income taxes (Note 5)                      -             -                     -           -

   Net earnings (loss)                             207,529        82,986                33,946    (162,054)

Basic and diluted earnings (loss) per
common share (Note 2)                                 0.01          0.00                  0.00        0.00

Weighted average shares outstanding
  Basic                                         36,325,943    35,455,337            36,026,645  35,455,337
 Diluted                                        40,807,986    39,899,337            40,489,666  35,455,337



             See notes to interim consolidated financial statements


                                      3Si Holdings, Inc.
                   Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended December 31, 2003 and 2002

                                                          2003        2002

Operating activities:
  Net earnings (loss)                                   $   33,946   $(162,054)
  Reconciling adjustments:
  Loss on purchase of minority interest in subsidiary       13,112           -
  Depreciation                                              19,695      19,834

Changes in operating assets and liabilities:
(Increase)in accounts receivable                          (626,169)     (8,400)
  (Increase) in prepaid expenses and other
current assets                                              14,012      (7,028)
Increase (decrease) in accounts payable and
accrued liabilities                                         18,474     (26,448)
  Increase in unearned revenue                              51,671      64,800

  Net cash (used for) operating activities                (475,259)   (119,296)

Investing activities:
  Purchases of equipment                                   (30,352)     (6,344)
  Net cash (used for) investing activities                 (30,352)     (6,344)

Financing activities:
  Repayments on capital lease obligations                  (12,016)     (9,718)
  Borrowings on notes payable - shareholders                     -     133,174
  Repayments of notes payable - shareholders              (146,433)          -
  Borrowings on lines of credit                                  -     102,977

  Net cash (used for) provided by financing activities    (158,449)    226,433

Net increase (decrease) in cash and cash equivalents      (664,060)    100,793

Cash and cash equivalents at beginning of period           690,462      40,003

Cash and cash equivalents at end of period                  26,402     140,796

Supplemental disclosures of cash flow information
  Interest paid                                             15,660      10,674
  Income tax paid                                                -           -

              See notes to interim consolidated financial statements


                              3Si Holdings, Inc.
            Notes to Interim Consolidated Financial Statements
                        December 31, 2003 (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at December 31, 2003, the results of operations for the quarters and six months ended December 31, 2003, and December 31, 2002 and the statements of cash flows for the six month periods ended December 31, 2003 and December 31, 2002. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2003, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - Earnings (Loss) Per Share

Basic net earnings (loss) per share for the quarters and six month periods ended December 31, 2003 and 2002, was computed on the basis of the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if options or warrants were exercised into common stock and then shared in the earnings of the Company. For the six-month period ended December 31, 2002, the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4% as of December 31, 2003. The debt has been classifed as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of December 31, 2003 is $495,412 (unaudited).

Note 4 - Minority Interest and Purchase of KEWI.net, Inc.

Effective September 23, 2003, the Company executed an agreement with the minority shareholders of KEWI.net, Inc. whereby the Company acquired the remaining 31% interest in this subsidiary. As a result, the Company owns 100% of KEWI.net, Inc. An additional 655,606 shares of common stock were issued by the Company to the minority shareholdersof KEWI.net, Inc. Thus, the Company recorded the issuance of the Company's shares of common stock as a loss on the statement of operations.

Note 5 - Income Taxes

TSIH has significant net operating loss carry forwards. The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forwards. Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, current liabilities exceed current assets by $227,718, the Company has a stockholder's (deficit) of ($111,639) and prior to the most recent six month period the Company incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Company Services

The Company provides a set of business process tools and technology that enable its potential and existing customers to integrate disparate data from various sources, thereby making specialized data available in a secure format for use by designated members of a small business, a division of a larger corporation or an entire enterprise, which is known as the iKEW Product. Once an interface is implemented, the Company can customize the features available through the integrated iKEW Product to allow its customers to choose the presentation of this information in a variety of formats and to access it from any where at any time.

This customer centric model allows a customer to log on once and touch all the various sources of information that customer utilizes. This one time log on provides a single access point to multiple sources of information such as general industry web sites, company specific internal systems such as finance and marketing or
organizational expertise such as live subject matter experts.    In
addition the iKEW family of products has been used to provide product comparison and price comparison capabilities.

Sales Process

The sales process can be accomplished in as little as two (2) months, but typically has involved a negotiation process of eight (8) months from the time of initial contact until an agreement is reached. During the negotiation process, the Company usually needs to provide prototypes for the potential customer to understand the capabilities of the iKEW Product. Potential customers also like to have access to a demonstration system to better understand how they can use and manipulate the technology. This typically leads to a negotiation with their management team where the costs are reviewed and the specific designs and services to be provided by the Company are developed in a written Statement of Work

It is the goal of the Company in all transactions to create a flexible agreement that refers to a Statement of Work (SOW) as the defining document to determine the requirements for each individual deliverable. This also allows the Company to attach future SOWs to the contract as additional tasks. As part of this strategy we provide ourselves the flexibility to either use our ASP model (as defined below) for recurring revenue or the one time purchase of a software license with ongoing maintenance. In either case the sales cycle is basically the same. Corporate financing will continue to impact the available resources that can be allocated to potential customer opportunities. Our business model allows us to capture deals as small as $50,000 and large multi-million dollar opportunities. The Company reserves the right to change this model at anytime.

Revenue Cycle

The revenue cycle of the Company is a reflection of the sales cycle and nature of the Company product sales. When the Company sells a software license and installs the product, there is typically a full and complete sale of that product. This triggers revenue recognition and depending on payment terms of the product it may require a significant cash payment by the customer. Ongoing maintenance and/or customization of the product often provide monthly revenue and cash flow following the actual sale and installation however is normally in much lower financial amounts than the initial sale and installation. The result of this cycle is that the Company benefits from significant influxes of cash but then may have extended periods of minimal cash flow. This results in wide fluctuations of cash on hand and accounts receivable.

As an example of these fluctuations, subsequent to the date of this 10-QSB, the Company collected over $595,000 in January 2004 of the December 31, 2003 accounts receivable shown on this 10-QSB.

New Revenue Sources

The Company successfully negotiated two new agreements during the current period, and will be providing ongoing maintenance and support. These agreements had start dates in December 2003. The
Company is currently negotiating a new agreement that if consummated will significantly impact revenues in the third or fourth quarters of FY 2004. This agreement is anticipated to have a start date in the third or fourth quarter of FY 2004. This opportunity is to provide collaboration services with a wireless collaboration company. There is no guarantee that negotiations will be completed, however the Company remains optimistic. Other opportunities described in this management discussion are in the pre-negotiation phase of the sales cycle.

Targeted Markets

The Company believes that opportunities exist for all components of the iKEW Product in enterprises ranging from small to large, including government and military, and public/private education institutions. The Company categorizes small companies as $50 million to $500 million in revenue, medium companies as $500 million to $1 billion in revenue and enterprises as in excess of $1 billion in revenue. The Company will continue to pursue these opportunities as a key factor for growth and brand recognition. The Company anticipates that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to keep the Company profitable and generate positive cash flow. The architecture of iKEW allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market.

To further promote the brand recognition of the iKEW Product, the Company is currently in the process of applying for federal trademark protection of the slogans and related marks which are used to market and promote its products.

Enterprise Market

Large enterprises can reap significant benefits. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." The Company's strategy for these organizations is to offer them a license, with annual maintenance. The Real World Simplicity of iKEW does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales

Channel sales are those sales provided by resellers of the iKEW technology. These resellers typically focus on using the iKEW technology in their vertical markets, such as professional services or price comparision products. The Company expects channel sales will be a significant growth vehicle for the Company. The Company does not have the resources to hire a global sales force at this time, so it relies on contractual relationships that it develops to provide access to and service those markets. The Company has been in the process of negotiating a reseller agreement with a couple of established organizations which could provide enterprise and vertical focuses. Terms of the reseller agreement have not been completed at this time, but the goal would be to develop a significant additional source of revenue through channel sales opportunities.

Vertical Markets

Education is one of the markets that the Company will continue to focus on. One issue that the iKEW product family addresses is how to deliver training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW solves this with world-class proprietary security. The Company continues to pursue educational initiatives through the internal organizations of various companies, as well as public and private educational institutions.

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

Small to Medium-sized Business Market

Small to medium sized enterprises can take advantage of iKEW's strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscience and, at the same time, improve their time to market. iKEW's Application Service Provider
(ASP) delivery model reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW capabilities. The Company continues to upgrade its iKEW Product, and believes that the next major release will make this market segment more accessible.

Summary

The Company's principal services provided during FY2003 and early FY2004 were portal and collaborative tools, web-site development and notification system implementation using the iKEW products, and licensing of the iKEW Internet-based content management and collaboration. Currently the Company has 8 projects in the sales process representing an increase in the Company's sales pipeline compared to the sales pipeline during the fourth quarter of FY2003. While the sales pipeline has shown an increase in the first and second quarters of FY2004 there is no guarantee that the Company will close these opportunities.

The Company entered into an agreement to provide maintenance and development services for large financial institution during the course of FY2003 and was able to leverage that experience to close business in the second quarter with a large telecommunications provider based in Ashburn, VA. The original contract with the financial institution was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue.

The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract remains in place should Hewlett Packard choose to execute additional services. HP's reorganization with Compaq has put any further work on hold. No new revenue is expected from HP at this time.

The Company successfully negotiated two agreements with a significant telecommunications company for software license purchases with ongoing maintenance and support. Both agreements had start dates in the second quarter of FY2004.

The Company is currently in negotiations with a transaction support company to provide iKEW and related services with an expected start date in March to April time frame. There is no guarantee that these negotiations will be completed.

The Company continues to receive interest in its iKEW-based solutions from additional prospects, and is actively pursuing these opportunities. The Company expects to increase its revenue through three marketing efforts. First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, HP, and others.
Second, we continue to pursue the signing of at least one significant reseller and is targeting other potential resellers of the iKEW product family. Third, the Company attended a trade show in Philadelphia for December 2003 and is pursuing potential opportunities with potential customers who were presented the iKEW services and capabilities at the trade show.

Critical Accounting Policies

Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-9, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Financial Condition at December 31, 2003

Working Capital

As of December 31, 2003, the Company had a deficit in working capital of $227,718. Working capital used for operations was $475,259 for the six months ended December 31, 2003.

(a) Trade receivables are all current. Substantially all trade payables are current as of December 31, 2003. Subsequent to the date of this 10-QSB, the Company collected over $595,000 in January 2004 of the December 31, 2003 accounts receivable shown on this 10-QSB.

(b) Other Sources of Working Capital and Credit Facilities

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4.0% as of December 31, 2003. The debt has been classified as current on the accompanying balance sheet due to the fact that the lender may call the debt at any time. The Company does not have any replacement financing in place if the CEO were to call the debt. There have not been any negotiations with financial institutions since the FY2003 Form 10-KSB was filed.

(c) Cash Requirements

The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of software license revenue generated and sales to additional prospects. Subsequent to the date of this 10-QSB, the Company collected over $595,000 in January 2004 of the December 31, 2003 accounts receivable shown on this 10-QSB.

Results of Operations

Reported Revenue

The revenues for the three month and six month periods ended December 31, 2003 was $516,214 and $635,101, respectively, compared to $409,748 and $459,218, respectively, for the three month and six month periods ended December 31, 2002. Revenues increased by approximately $106,000 and $176,000, respectively, for the three and six month periods ended December 31, 2003, compared to the three and six month periods ended December 31, 2002.

The revenues have primarily been derived from two to three major customers each period. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. Cost of revenues for the comparative three and six month periods increased by approximately $5,000 and $26,000,
respectively.   The increases are primarily due to increased project
management costs due to the increased volume of services provided. Selling and administrative expenses decreased for the comparative three and six month periods by approximately $23,000 and $64,000 respectively. This is primarily attributable to a reduction in professional service fees and reduced staff and associated costs.

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

Disclosure Controls and Internal Control over Financial Reporting

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

There have been no changes in our internal control over financial reporting during the quarter or six month periods ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       By:/s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO
Date:   February 13, 2004

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO
Date:  February 13, 2004