Form 10QSB
period 2004-03-31
3SI HOLDINGS INC
filed 2004-05-14
CIK 317889

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            __________________________

                                  Form 10-QSB
                            __________________________

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________


                       Commission file number 000-09358
                          __________________________

                             3Si HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)
                          __________________________

               Wyoming                         83-0245581
    (State of incorporation)                (IRS Employer
                                           Identification No.)



           6886 S. Yosemite Street, Centennial, Colorado 80112
        (Address of Principal Executive Offices, Including Zip Code)

                              (720) 493-1660
                        (Issuer's telephone number)
                        __________________________

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X  Yes     No.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 36,325,943

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

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              3Si Holdings, Inc.
                        Consolidated Balance Sheets
                      March 31, 2004 and June 30, 2003

                                    ASSETS

                                            March 31, 2004        June 30, 2003

CURRENT ASSETS
Cash and cash equivalents                     $     271,850       $    690,462
Accounts receivable                                 234,406              2,115
Prepaid expenses & other current assets              17,106             31,118

Total current assets                                523,362            723,695

PROPERTY AND EQUIPMENT AT COST
Computer systems, furniture,
vehicle and software                                265,896            231,777
Less accumulated depreciation                      (139,440)          (109,574)
Property and equipment, net                         126,456            122,203

Total assets                                        649,818            845,898

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Notes payable-shareholder (Note 3)                  495,412            641,845
Current portion of capital lease obligations         24,436             24,891
Accounts payable and accrued liabilities              7,085             78,523
Unearned revenue                                    166,741            223,838

Total current liabilities                           693,674            969,097

NON-CURRENT LIABILITIES
Capital lease obligations, less current portion      17,614             35,498

MINORITY INTEREST (NOTE 4)                                -                  -

STOCKHOLDERS' (DEFICIT)
Common stock - authorized 50,000,000 shares of $.01
par value: 36,325,943 and 35,670,337 shares issued
and outstanding at March 31, 2004 and June 30, 2003,
respectively                                        363,358            356,703
Additional paid-in capital                        5,497,420          5,490,963
Accumulated (deficit)                            (5,884,064)        (5,968,179)
Treasury stock at cost - 215,000 shares             (38,184)           (38,184)

Total stockholders' (deficit)                       (61,470)          (158,697)

Total liabilities and stockholders' (deficit)       649.818            845,898

              See notes to interim consolidated financial statements


                               3Si Holdings, Inc.
                      Consolidated Statements of Operations
                    For the Three Month and Nine Month Periods
                         Ended March 31, 2004 and 2003

                                                    Three Months Ended         Nine Months Ended
                                                        March 31                   March 31
                                                    2004          2003         2004         2003
Software delivery, consulting and other
service revenues                                    $  346,058    $   97,094   $  981,159   $  556,312
Cost of revenues                                        78,818        79,360      249,501      224,192
Gross profit                                           267,240        17,734      731,658      332,120
Selling and administrative expenses                    214,496       214,156      616,196      679,800
Earnings (loss) from operations                         52,744      (194,422)     115,462     (346,680)
Other income (expense)
Interest (expense)                                      (7,772)       (8,552)     (23,432)     (19,693)
Loss on purchase of minority interest in
subsidiary                                                   -             -      (13,112)           -
Miscellaneous income                                     5,197            47        5,197          392
Total other income (expense)                            (2,575)       (8,505)     (31,347)     (19,301)

Earnings (loss) before minority interest                50,169      (204,927)      84,115      (366,981)
Minority interest (Note 4)                                   -             -            -             -
Earnings (loss) before income taxes                     50,169      (204,927)      84,115      (366,981)
Provision for income taxes (Note 5)                          -             -            -             -
Net earnings (loss)                                     50,169      (204,927)      84,115      (366,981)

Basic and diluted earnings (loss) per
common share (Note 2)                                     0.00         (0.00)        0.00         (0.00)

Weighted average shares outstanding Basic           36,325,943    35,455,337   36,125,685    35,455,337
Diluted                                             41,019,943    35,455,337   40,665,140    35,455,337


               See notes to interim consolidated financial statements


                                   3Si Holdings, Inc.
                         Consolidated Statements of Cash Flows
                  For the Nine Months Ended March 31, 2004 and 2003

                                                              2004     2003

Operating activities:
Net earnings (loss)                                        $ 84,115  $(366,981)
Reconciling adjustments:
Loss on purchase of minority interest in subsidiary          13,112          -
Depreciation                                                 29,866     31,152
Changes in operating assets and liabilities:
(Increase)in accounts receivable                           (232,291)     2,600
Decrease (increase) in prepaid expenses
and other current assets                                     14,012     (3,741)
(Decrease) increase in accounts payable and
accrued liabilities                                         (71,438)    24,094
(Decrease ) increase in unearned revenue                    (57,097)    32,400

Net cash (used for) operating activities                   (219,721)  (280,476)

Investing activities:
Purchases of equipment                                      (34,119)    (8,417)
Net cash (used for) investing activities                    (34,119)    (8,417)

Financing activities:
Repayments on capital lease obligations                     (18,339)   (17,923)
Borrowings on notes payable - shareholders                        -          -
Repayments of notes payable - shareholders                 (146,433)         -
Borrowings on lines of credit                                     -    271,177

Net cash (used for) provided by financing activities       (164,772)   253,254

Net (decrease) in cash and cash equivalents                (418,612)   (35,639)
Cash and cash equivalents at beginning of period            690,462     40,003
Cash and cash equivalents at end of period                  271,850      4,364

Supplemental disclosures of cash flow information
Interest paid                                                23,432     19,266
Income tax paid                                                   -          -

           See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements

                          3Si Holdings, Inc.
          Notes to Interim Consolidated Financial Statements
                           March 31, 2004

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2004, the results of operations for the quarters and nine months ended March 31, 2004, and March 31, 2003 and the statements of cash flows for the nine month periods ended March 31, 2004 and March 31, 2003. The Notes to the Consolidated Financial Statements, which are contained in the June 30, 2003, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - Earnings (Loss) Per Share

Basic net earnings (loss) per share for the quarter and nine month periods ended March 31, 2004 was computed on the basis of the weighted average number of common shares and the diluted number of common shares for the periods. Basic net earnings (loss) per share for the quarter and nine month periods ended March 31, 2003 was computed on the basis of the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if options or warrants were exercised into common stock and then shared in the earnings of the Company. For the quarter and nine-month periods ended March 31, 2003, the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4% as of March 31, 2004. The debt has been classifed as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of March 31, 2004 is $495,412.

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

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2004, current liabilities exceed current assets by $170,312, the Company has a stockholder's (deficit) of ($61,470). Prior to the most recent nine month period the Company incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Company Services

The Company provides a set of business process tools and technology (the "iKEW Product") that enable its potential and existing customers to integrate disparate data from various sources, thereby making specialized data available in a secure format for use by designated members of a small business, a division of a larger corporation or an entire enterprise. Once an interface is implemented, the Company can customize the features available through the integrated iKEW Product to allow its customers to choose the presentation of this information in a variety of formats and to access it from any where at any time.

This customer centric model allows a customer to log on once and touch all the various sources of information that the customer utilizes. This one time log on provides a single access point to multiple sources of information such as general industry web sites, company specific internal systems such as finance and marketing or
organizational expertise such as live subject matter experts.    In
addition, the iKEW Product has been used to provide product comparison and price comparison capabilities.

Sales Process

The sales process can be accomplished in as little as two (2) months, but typically has involved a negotiation process of eight (8) months from the time of initial contact until an agreement is reached. During the negotiation process, the Company usually needs to provide prototypes for the potential customer to understand the capabilities of the iKEW Product. Potential customers also like to have access to a demonstration system to better understand how they can use and manipulate the technology. This typically leads to a negotiation with their management team where the costs are reviewed and the specific designs and services to be provided by the Company are developed in a written Statement of Work.

It is the goal of the Company in all transactions to create a flexible agreement that refers to a Statement of Work (SOW) as the defining document to determine the requirements for each individual deliverable. This also allows the Company to attach future SOWs to the contract as additional tasks. As part of this strategy, we provide ourselves the flexibility to either use our ASP model (as defined below) for recurring revenue or the one time purchase of a software license with ongoing maintenance which would run concurrent with the term of the software license, typically for at least a twelve month period of time. In either case the sales cycle is basically the same. Corporate financing will continue to impact the available resources that can be allocated to potential customer opportunities. Our business model allows us to capture deals as small as $50,000 and large multi-million dollar opportunities. The Company reserves the right to change this model at anytime.

Revenue Cycle

The revenue cycle of the Company is a reflection of the sales cycle and nature of the Company product sales. When the Company sells a software license and installs the product, there is typically a full and complete sale of that product. This triggers revenue recognition and depending on payment terms of the product it may require a significant cash payment by the customer. Ongoing maintenance and/or customization of the product often provide monthly revenue and cash flow following the actual sale and installation however is normally in much lower financial amounts than the initial sale and installation. Maintenance agreements are typically for a twelve month period but may vary based on individual contracts. As stated above, the Company always trys to extend maintenence service for a longer period. The result of this cycle is that the Company benefits from significant influxes of cash but then may have extended periods of minimal cash flow. This results in wide fluctuations of cash on hand and accounts receivable.

As an example of these fluctuations, the Company collected over $595,000 in January 2004 of the December 31, 2003 accounts receivable shown on the 10-QSB for the period ended December 31, 2003.

New Revenue Sources

The Company has gone on to develop a number of potential contacts with both individual contract sales reps and major corporate resellers as well as a potential overseas sale. The wireless company that was a possible candidate was sold to another company and as a result that transaction did not occur. There are also possible additional sales to existing customers and there are a number of follow-up discussions with those organizations. As always there is no guarantee that anything will come of these opportunities but we are continuing to work to fruition.

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

Enterprise Market

Large enterprises can reap significant benefits from installation and utilization of the iKEW Product. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." The Company's strategy for these organizations is to offer them a license, with annual maintenance. The "Real World Simplicity"TM of iKEW does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales

Channel sales are those sales provided by resellers of the iKEW Product. These resellers typically focus on using the iKEW Product in their vertical markets, such as professional services or price comparison products. The Company expects channel sales could be a significant growth vehicle because the Company does not have the
resources to hire a global sales force at this time.   To provide the
Company with greater access to those markets, and to capitalize through these channel sales opportunities, it plans to continue to develop its' reseller relationships. The Company has been in the process of negotiating a reseller agreement with a couple of established organizations which could provide enterprise and vertical focuses. Terms of the reseller agreements have not been completed at this time.

Vertical Markets

Education is one of the markets that the Company will continue to focus on. One issue that the iKEW Product addresses is how to deliver training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW solves this with world-class proprietary security. The Company continues to pursue educational initiatives through the internal organizations of various companies, as well as public and private educational institutions.

Price Comparison Solutions is another market that the Company will continue to target. One example of the price comparison market is an Overnight Mail Service price comparison solution which the Company developed for a large financial institution. With Overnight Mail Service, addresses are certified against the United States Postal Service database, prices from different carriers are provided, labels are created, and links are available to track packages. This resulted in substantial savings in Overnight Mail Service costs with improved reliability of delivery for the large financial institution that purchased the product. This was a license sale.

Governments at all levels have time-to-market requirements as well. The Company believes that an iKEW Product implementation could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW capabilities.

Small to Medium-sized Business Market

Small to medium sized enterprises can take advantage of iKEW's strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. iKEW's Application Service Provider
(ASP) delivery model reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW capabilities. The Company continues to upgrade its iKEW Product, and believes that the next major release will make this market segment more accessible.

Summary

The Company's principal services provided during FY2003 and early FY2004 were portal and collaborative tools, web-site development and notification system implementation using the iKEW products, and licensing of the iKEW Internet-based content management and collaboration. Currently the Company has 9 projects in the sales process representing an increase in the Company's sales pipeline compared to the sales pipeline during the fourth quarter of FY2003. While the sales pipeline has shown an increase in the first and second quarters of FY2004 there is no guarantee that the Company will close these opportunities. We are hopeful that the agreements we are putting in place with independent contract reps will increase this pipeline and expand our customer base.

The Company entered into an agreement to provide maintenance and development services for large financial institution during the course of FY2003 and was able to leverage that experience to close business in the second quarter with a large telecommunications provider based in Ashburn, VA. The original contract with the financial institution was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally we are pursuing opportunities within the existing customer base.

The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract remains in place should Hewlett Packard choose to execute additional services. HP's reorganization with Compaq has put any further work on hold. No new revenue is expected from HP at this time.

The Company successfully negotiated two agreements with a significant telecommunications company for software license purchases with ongoing maintenance and support. Both agreements had start dates in the second quarter of FY2004. We were able to complete the initial deliveries for the organization and projects are going well. The Company was able to bill for these deliveries and will continue to deliver against the existing Statement of Work into the fourth quarter.

The Company is currently in negotiations with a transaction support company to provide iKEW and related services with an expected start date in March to April time frame. There is no guarantee that these negotiations will be completed.

The Company continues to receive interest in its iKEW-based solutions from additional prospects, and is actively pursuing these opportunities. The Company expects to increase its revenue through three marketing efforts. First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, HP, and others.
Second, we continue to pursue the signing of at least one significant reseller and is targeting other potential resellers of the iKEW product family. Third, the Company attended a trade show in Philadelphia for December 2003 and is continuing to pursue potential opportunities with potential customers who were presented the iKEW services and capabilities at the trade show.

Critical Accounting Policies

Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-9, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance have occurred, the vendor's fee is fixed or determinable and collectibility is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Financial Condition at March 31, 2004

Working Capital

As of March 31, 2004, the Company had a deficit in working capital of $170,312. Working capital used for operations was $219,721 for the nine months ended March 31, 2004.

(a)Trade receivables are mostly current. $6,000 of trade receivables were between 31 and 60 days past due as of March 31, 2004.

(b) Other Sources of Working Capital and Credit Facilities

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4.0% as of March 31, 2004. The balance due under the personal line of credit as of March 31, 2004 was $495,412. The debt has been classified as current on the accompanying balance sheet due to the fact that the lender may call the debt at any time. The line of credit does not provide the Company with significant capital resources. The Company does not have any replacement financing in place if the CEO were to call the debt. There have not been any negotiations with financial institutions since the FY2003 Form 10-KSB was filed.

(c) Cash Requirements

The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of software license revenue generated and sales to additional prospects.

Results of Operations

Reported Revenue

The revenues for the three month and nine month periods ended March 31, 2004 was $346,058 and $981,159, respectively, compared to $97,094 and $556,312, respectively, for the three month and nine month periods ended March 31, 2003. Revenues increased by approximately $249,000 and $425,000, respectively, for the three and nine month periods ended March 31, 2004, compared to the three and nine month periods ended March 31, 2003.

The revenues have primarily been derived from two to three major customers each period. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. Cost of revenues for the comparative three periods decreased by approximately $500 and increased for the comparative
nine month periods by approximately $25,000.   The increase for the
comparative nine month periods was primarily due to increased project management costs due to the increased volume of services provided. Selling and administrative expenses increased for the comparative three month periods by approximately $300 and decreased for the nine month comparative periods by approximately $64,000. This is primarily attributable to a reduction in professional service fees and reduced staff and associated costs.

Risk Factors

The Company recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where the iKEW Product, a developed and available product, can capture a market demanding Business Process Collaboration solutions. The Company has been in business for 26 years and is continually updating the iKEW Product to address market demands for increased technology. However, the risk of losing this advantage exists. There is no assurance that the Company will be able to capture and maintain enough market share to compete successfully in the future. The Company sees the following risk factors associated with its business:

(a)Product Development

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

As a result of the semi-fixed nature of a portion of the Company's expenses, such as rent, equipment and connectivity costs and personnel to support the product and it's development, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

(b)Significant Working Capital Requirements

The working capital requirements associated with the plan of business of the Company will continue to be significant.

(c)Control of the Company by Officers and Directors

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

(d)Product Distribution and Market Acceptance

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

(e)Changing Technologies

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

(f)Acceptance and Effectiveness of Internet Electronic Commerce

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

(h) Unreliability of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Company web site. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased level of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Company web site may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Company may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Company's financial results.

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

There have been no changes in our internal control over financial reporting during the quarter or nine month periods ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       By:/s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO
Date:   May 14, 2004

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO
Date:  May 14, 2004