Form 10KSB
period 2004-06-30
3SI HOLDINGS INC
filed 2004-09-28
CIK 317889

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                     Commission file number _________________________

                           3Si HOLDINGS, INC.
             (Name of small business issuer in its charter)

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

[ ]

     Issuer's revenues for its most recent fiscal year: $1,099,944

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of September 21, 2004, computed at a per-share value of $0.07 per share: $781,912.

     The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 36,325,943.

     Transitional Small Business Disclosure Format (Check one):

[ ] Yes
[X] No

                                 TABLE OF CONTENTS

PART I.                                                                    5

ITEM 1.  DESCRIPTION OF BUSINESS.                                          5
ITEM 2.  DESCRIPTION OF PROPERTY                                          13
ITEM 3.  LEGAL PROCEEDINGS.                                               13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             14

PART II.                                                                  15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.        15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.       16
ITEM 7.  FINANCIAL STATEMENTS.                                            24
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.                                            25
ITEM 8(A) CONTROLS AND PROCEDURES.                                        25
ITEM 8(B) OTHER INFORMATION                                               25

PART III.                                                                 25

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               25
ITEM 10. EXECUTIVE COMPENSATION.                                          28
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  31
ITEM 13. EXHIBITS                                                         32

     Statements contained in this Annual Report and Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report and Form 10-KSB, including statements about the Company's strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward looking statements. Readers of this Annual Report and Form 10-KSB are strongly encouraged to review the section entitled "Factors Which May Affect Future Performance and Financial Condition".

Part I.

Item 1.  Description of Business.

Business Development.

     The Company's principal executive offices are located at 6886 S. Yosemite Street, Centennial, Colorado 80112; the telephone number is
(720) 493-1660. The Company is a Wyoming corporation formed in 1979, but is doing business in Colorado.

     The Company's iKEW (*) (Internet powered Knowledge, Experience and Wisdom) product family provides companies business process tools and support. Portal Management, Content Management, Request Tracking and Workflow Processing are all integrated and presented through the customer's look and feel.

     3Si Holdings, Inc. provides businesses of all sizes and types the ability to create, manage, and share enterprise intelligence with anyone, anywhere, anytime over the Internet, using an easy to use, integrated suite of portal management, content management, request tracking, and workflow management technology. The REAL WORLD SIMPLICITYSM of iKEW (*) enables enterprises to empower their people, increasing productivity.

     Creating a highly customer centric experience differentiates iKEW (*) from the traditional IT deployment model. Being customer centric means iKEW (*) accommodates and reflects the way the customer's business works, thus minimizing the need for training and change to their organization.

     Organizations typically spend thousands or millions of dollars and months or years bringing their disparate systems together. This type of deployment needs to be maintained by a specialized staff and their required resources, at significant expense. The simplicity of an iKEW (*) deployment reduces the time and cost of bringing disparate systems together while enabling the customer's IT staff to focus on their core business.

     iKEW (*) is about simplicity, empowerment, productivity, leverage, economies of scale, and above all, value.

Description of Products/Services.

     iKEW (*) is a family of collaboration, content management, and Business Process Management tools. iKEW (*) is also provided as a series of solution sets of services. These can be contracted as a whole group, individually or in combination:

     - Portal Management

     - Content Management

     - Request Tracking

     - Workflow Management

     Portal Management encompasses the concept of Document/Content Management-and much more. Portal Management includes the entire body of knowledge maintained by an organization and how it is packaged, presented to, and accessed by a variety of audiences. Based on need and preference, portals vary in a number of ways, including:

     - How the user is welcomed

     - Single sign-on for business applications

     - Unique branding of the user interface

     - Type of information featured and highlighted

     - Content filtering/searching, Meta tags

     - Tone of the language and graphics used

     - Access privileges within the site

     - User interface with consistent navigation elements

     - Content Management

      By simplifying the process of knowledge capture and distribution to appropriate personnel, iKEW (*) ensures that web sites are no longer stagnant-instead allowing/enabling them to be dynamic and efficient. They reflect what is happening in real time. Behind the scenes, valuable IT resources are freed up. This is accomplished by:

     - Capturing and creating Knowledge at the Source

     - Aggregating and improving that Knowledge

     - Managing distribution securely through the Internet and Wireless devices

     - Unification of disparate information and data

     - Inputting the Knowledge is as easy as using MS Word

     - Search capability - natural language, key words, proprietary algorithms, and, techniques allow each customer to define their own organizational communication terminology. Over time the iKEW (*) Knowledge base reflects the most frequently requested information.

     - Request Tracking

     iKEW's (*) request tracking is capable of reflecting requests which are part of an enterprise's everyday work process. If a request goes out to an individual, and that request is not answered in a specified amount of time, it will automatically go to the next person in line. Multiple levels of Escalation are available, which can incorporate the following features:

     - Call logging

     - Escalation and notification (Wireless and E-mail)

     - Two-way communication with a support representative
       (wireless and Internet)

     - File attachments to call tickets

     - Customer profile management

     - On-line status for customers as well as management

     - Reporting

     - Migration of solutions to the iKEW (*) knowledge database

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

     Each of the components of iKEW (*) has a separate market, and therefore it is very difficult to estimate the total size of the consolidated market for the integrated product of the Company. At the present time, the total worldwide market for all collaborative tools is estimated to be at least $22 billion dollars according to a Forester Report. For example, in 2002 estimates for the size of the portal market varied from $550 million to $800 million with growth rates ranging from 20 percent to 40 percent through 2006. Market share estimates also vary, with Gartner Group estimating that competing products offered by companies such as Plumtree, IBM, and SAP all had a 7 percent share (June 6, 2002). Similar variances are found in the collaboration and content management markets, but indicated that there is no dominant player in these markets.

     Therefore, because iKEW (*) is a more tightly integrated product, the Company feels that it has a broader market appeal. By marketing a tightly integrated product, the Company is able to provide its customers with enhanced functionality for approximately 30% of the price of what some of the above vendors would charge. The Company further believes that it has an advantage over its competitors because, as a result of having such an integrated product, it is able to significantly reduce the number of persons necessary to accomplish an implementation of the product, which then allows the Company to leverage the iKEW (*) product to companies, and thus sell more Professional Services as a way to increase its market presence.

     The Company believes that opportunities exist for all components of iKEW (*) in enterprises ranging from small to large, including government and military, and public/private education institutions.
The Company will continue to pursue these opportunities as a key factor for growth and brand recognition. The Company anticipates that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to keep Company profitable and generate positive cash flow. The architecture of iKEW (*) allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market. Further, because iKEW (*) is "Real World SimplicitySM", customers do not require expensive information technology professionals for support.

     Small enterprises are targeted because using iKEW (*) they can access the Internet as a competitive weapon against their much larger competitors. Without making capital investments, they can take advantage of iKEW's (*) economies of scale, keeping their costs low, while enhancing their ability to compete on a global scale.

*iKEW is a trademarked name.

Enterprise Market

     Large enterprises can reap significant benefits from installation and utilization of the iKEW (*) Product. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time."
The Company's strategy for these organizations is to offer them a license, with annual maintenance. The Real World SimplicitySM of iKEW (*) does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales

     Channel sales are those sales provided by resellers of the iKEW (*) Product. These resellers typically focus on using the iKEW (*) Product in their vertical markets, such as professional services or price comparison products. The Company expects channel sales could be a significant growth vehicle because the Company does not have the
resources to hire a global sales force at this time.   To provide the
Company with greater access to those markets, and to capitalize through these channel sales opportunities, it plans to continue to develop its' reseller relationships. The Company has been in the process of negotiating a reseller agreement with a couple of established organizations, which could provide enterprise and vertical focuses. Terms of the reseller agreements have not been completed at this time.

Vertical Markets

     Education is one of the markets that the Company will continue to focus on. One issue that the iKEW (*) Product addresses is how to deliver training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW (*) solves this with world-class proprietary security. The Company continues to pursue educational initiatives through the internal organizations of various companies, as well as public and private educational institutions.

     Price Comparison Solutions is another market that the Company will continue to target. One example of the price comparison market is an Overnight Mail Service price comparison solution, which the Company developed for a large financial institution. With Overnight Mail Service, addresses are certified against the United States Postal Service database, prices from different carriers are provided, labels are created, and links are available to track packages. This resulted in substantial savings in Overnight Mail Service costs with improved reliability of delivery for the large financial institution that purchased the product. This was a license sale.

     Governments at all levels have time-to-market requirements as well. The Company believes that an iKEW (*) Product implementation could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW (*) capabilities.

     All public school districts are potential customers for iKEW (*). iKEW (*) provides services that cost effectively link administrators, teachers, students, and parents. Budget limitations have created an environment where school districts cannot afford expensive IT solutions, yet they need to leverage technology to maximize the tax dollars they receive. iKEW (*) deployed as an ASP service reduces or eliminates the need for schools to maintain expensive hardware platforms and provides the security schools require.

     The Company believes that once the education environment of any enterprise is penetrated, significant up/cross selling opportunities exist to implement iKEW (*) in other divisions or business units. These opportunities will significantly reduce Company's cost of sales.

Small to Medium-sized Business Market

     Small to medium sized enterprises can take advantage of iKEW's (*) strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. iKEW's (*) Application Service Provider
(ASP) delivery model reduces the need for any capital investment.
All that is required is access to a web browser and an Internet connection to take advantage of the iKEW (*) capabilities. The Company continues to move forward with the design and definition of a major upgrade to its iKEW (*) Product, and believes that the next major release will make this market segment more accessible. No date has been set for completion of the upgrade.

Summary

     The Company's principal services provided during FY2003 and FY2004 were portal and collaborative tools, web-site development and notification system implementation using the iKEW (*) products, and licensing of the iKEW (*) Internet-based content management and collaboration. Currently the Company has 10 projects in the sales process. There is no guarantee that the Company will close these opportunities, but the Company is hopeful that the agreements it is putting in place with independent contract representatives will increase this pipeline and expand the customer base.

     The Company entered into an agreement to provide maintenance and development services for large financial institution during the course of FY2003 and was able to leverage that experience to close business in the second quarter with a large telecommunications company headquartered in Ashburn, VA. The original contract with the financial institution was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally we are pursuing opportunities within the existing customer base.

     Currently the Company is poised to grow with new customers to take advantage of the strength iKEW (*) has created for customers such as MCI, Wells Fargo, SMI International and others. In 2004, the
Company provided more demonstrations of their iKEW (*) software and services than in the previous two years. This happened for a number of reasons. First, the current version of iKEW (*) has proven to be one of the most flexible and robust tools on the Collaborative Content Management market. Its tightly integrated blend of customer driven
Portal Management, Request Tracking, Content Management and Work Flow Management is not found in any other product on the market today. In addition the company can provide multiple languages (due to its double byte design), custom reports, versioning control, different presentation templates and many other features in every implementation, if desired by the customer. All of this customer centric design allows for the typical iKEW (*) implementation to come to the customer in approximately 6 weeks, creating a tremendous time to market advantage when compared to traditional vendors.

     The Company is in discussions with a number of vendors to resell the iKEW (*) product suite. These companies represent a large global services delivery group, a telecommunications service provider, a government systems integration firm, information technology firm and a Native American reselling organization. In addition we are continuing to win business with our current customer base. There can be no assurance that any of the current discussions will lead to new business but the company is very optimistic regarding these presentations.

     The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract remains in place should Hewlett Packard choose to execute additional services. HP's reorganization with Compaq has put any further work on hold. No new revenue is expected from HP at this time.

     The Company successfully negotiated two agreements with a significant telecommunications company for software license purchases with ongoing maintenance and support. Both agreements had start dates in the second quarter of FY2004. We were able to complete the initial deliveries for the organization and projects are going well. The Company was able to bill for these deliveries and will continue to deliver against the existing Statement of Work into the first quarter of fiscal year 2005. There are some small opportunities that the company has won with this organization and continues to increase iKEW's (*) presence within the company.

Employees

     During fiscal year 2004, the Company had nine employees, eight of whom were in the area of sales and marketing and software development and customer service, and one of whom was in administration.

Corporate History

3Si Holdings, Inc. and 3Si, Inc.

     3Si, Inc. ("3Si") was incorporated in the State of Colorado in 1979. 3Si is a wholly owned subsidiary of 3Si Holdings, Inc., a publicly traded Wyoming Corporation ("TSIH" or the "Company"). The Company also wholly owns KEWi.net, Inc. (and the "iKEW" (*) software products). 3Si and TSIH focus their efforts on the marketing, sales, and integration of iKEW (*) products.

     On May 28, 1997, TSIH (previously known as Tyrex Oil Company) acquired 100% of the common stock of 3Si. Under the terms of the merger, 3Si is a wholly owned subsidiary of TSIH. The merger was accounted for as a purchase of TSIH by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

     The Company's principal services provided during the years ended June 30, 2004 and 2003 were web site development using the iKEW (*) products, and the licensing of the iKEW (*) Internet-based customer support system. The Company's principal markets are large corporations located in Colorado.

     The corporate offices are located in Centennial, Colorado.

KEWi.net, Inc.

     KEWi.net, Inc. ("KEWi") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003 (Note I), the Company acquired the 31% minority interest in KEWi and now owns 100% of KEWi.net, Inc.

"See also Note A in Exhibit 6."

Item 2.  Description of Property

     The Company is leasing office space under a month by month lease agreement. The Company is exploring new office space leasing opportunities.

     The Company also leases computer hardware equipment under non-cancelable capital leases. Upon expiration of these leases, the Company has the option of purchasing the equipment for a nominal fee or turning it back. These leases expire between March 2005 and September 2005. Expiration of these leases should have minimal impact on the operations of the Company.

     The Company owns furniture, fixtures and computer equipment and also leases computer equipment. "See preceding paragraph". These leases have allowed the Company to better manage its cash flow by paying for the equipment over time.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On September 23, 2003, KEWi.net, Inc. held a shareholder meeting to vote on the conversion of KEWi.net, Inc. shares into shares of 3Si Holdings, Inc. on a one for one basis. The vote unanimously passed. The directors of the Company approved the conversion of KEWi.net, Inc. stock to 3Si Holdings, Inc. shares. This action resulted in the issuance of 655,606 shares of 3Si Holdings, Inc. stock.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded in the Over-the-
Counter Bulletin Board (symbol "TSIH"), having commenced trading on January 2, 1987 (on September 16, 1998, the name of the Company was changed from Tyrex Oil Company). The range of closing bid prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2004

                                            High           Low

Quarter Ended September 30, 2003            $0.05          $0.02
Quarter Ended December 31, 2003              0.05           0.02
Quarter Ended March 31, 2004                 0.08           0.03
Quarter Ended June 30, 2004                  0.15           0.04

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended June 30, 2003

                                            High           Low

Quarter Ended September 30, 2002             0.05           0.01
Quarter Ended December 31, 2002              0.08           0.01
Quarter Ended March 31, 2003                 0.08           0.03
Quarter Ended June 30, 2003                  0.05           0.02

     As of September 13, 2004, there were approximately 1631 shareholders of record of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Management's Statement

     The Company's overall performance, which is measured by the number of iKEW (*) installations that it develops and implements, together with work that is performed under ongoing contractual maintenance and servicing obligations, did not experience any significant growth for most of the first six-months of the year. The Company did, however, notice an increasingly positive level of interest throughout the remainder of the period as a result of installations that have been performed. In our view, the number of new opportunities that are currently in the pipeline are the direct result of the marketing efforts that we have made with our large customers once an iKEW (*) has been implemented.

     While the Company's cash flow remains a significant concern, because of its cyclical nature, the Company continues to evaluate its overhead and has been able to reduce a number of its expenses.

Liquidity and Capital Resources at June 30, 2004

     (a) General. As of June 30, 2004, the Company had (negative) working capital of ($324,427), and had cash flow used by operations of ($223,635) for the year then ended. Both of these balances are directly related to the Results of Operations discussed below. All June 30, 2004, trade receivables are current.

     (b) Other Sources of Working Capital. On September 13, 2002, the Company borrowed $100,000 from Jerome K. Thorson, CEO. The loan was paid in full in July of 2003.

     During FY2003, Mr. Thorson also extended the Company $496,945 at a current interest rate of 4.00%. The due date on the loan is open ended. The Company is currently making the interest payments to the bank from which Mr. Thorson received his personal loan.

     During FY2003, Mr. Frank Backes, CFO, signed for a line of credit for $44,900. This loan was paid in full in July 2003.

     (c) Credit Facilities. Management plans to negotiate a new line of credit in the near future. Significant agreements to provide services to three major organizations are in negotiations which, if consummated will provide additional client revenue with anticipated start dates in fiscal year 2005. These are ongoing discussions, which due to business conditions have slipped into our new fiscal year. We are continuing to speak with all these organizations and have added others that may be more able to perform. Most of these issues are funding challenges on the part of the division or company. In the case of the educational provider they know that they will not be funded until next calendar year. It is the government services provider, which we believe may have the most potential due to the fact that they have contracts requiring fulfillment that call for many of the features currently in iKEW (*).

Results of Operations

Overview

     The Company's principal services provided during FY2003 and FY2004 were portal and collaborative tools, web-site development and notification system implementation using the iKEW (*) products, and licensing of the iKEW (*) Internet-based content management and collaboration. Currently the Company has 10 projects in the sales process. The Company has not had any pricing increases over the past year and believes it is very competitive in the marketplace. However, there is no guarantee that the Company will close these opportunities. The Company is hopeful that the agreements it is putting in place with independent contract reps will increase this pipeline and expand the customer base.

     The Company entered into an agreement to provide maintenance and development services for a large financial institution during the course of FY2003 and was able to leverage that experience to close business in the second quarter with a large telecommunications provider based in Ashburn, VA. The original contract with the financial institution was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally we are pursuing opportunities within the existing customer base.

     Currently the Company is poised to grow with new customers to take advantage of the strength iKEW (*) has created for customers such as MCI, Wells Fargo, SMI International and others. In 2004, the
Company provided more demonstrations of their iKEW (*) software and services than in the previous two years. This happened for a number of reasons. First, the current version of iKEW (*) has proven to be one of the most flexible and robust tools on the Collaborative Content Management market. Its tightly integrated blend of customer driven Portal Management, Request Tracking, Content Management and Work Flow Management is not found in any other product on the market today. In addition, the Company's product can provide multiple languages (due to its double byte design), custom reports, versioning control, different presentation templates and many other features in every implementation, if desired by the customer. All of this customer centric design for the typical iKEW (*) implementation be delivered to the customer in approximately 6 weeks, creating a tremendous time to market advantage when compared to traditional vendors.

     Currently the Company is in discussions with a number of vendors to resell the iKEW (*) product suite. These companies represent a large global services delivery group, a telecommunications service provider, a government systems integration firm, information technology firm and a Native American reselling organization. In addition we are continuing to win business with our current customer base. There can be no assurance that any of the current discussions will lead to new business but the company is very optimistic regarding these presentations.

     The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract for fulfillment remains in place should Hewlett Packard choose to execute additional services. HP's reorganization with Compaq has put any further work on hold. Therefore, no new revenue from the fulfillment contract is expected from HP at this time.

     The Company successfully negotiated two agreements with a significant telecommunications company for software license purchases with ongoing maintenance and support. Both agreements had start dates in the second quarter of FY2004. We were able to complete the initial deliveries for the organization and projects are going well. The Company was able to bill for these deliveries and will continue to deliver against the existing Statement of Work into the first quarter of fiscal year 2005.

     Year Ended June 30, 2004 with Comparison to Year Ended June 30, 2003.

     The Company reported a net (loss) for FY 2004 of ($69,509) compared with a net (loss) of ($63,422) for FY 2003.

     Revenues decreased by approximately $48,000 for FY 2004 compared to FY 2003. The Company's revenues have primarily been derived from two major customers. The revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these customers. Of the total revenue of $1,099,944, approximately $804,000 was derived from various contracts with a major telecommunications company headquartered in Ashburn, Virginia and approximately $232,000 was derived from a contract with Wells Fargo. The remainder of the revenue was generated from contracts with several other companies.

     Cost of revenues increased by approximately $18,000 for FY 2004 compared to FY 2003.

     Selling and administrative expenses decreased by approximately $65,000 for FY 2004 compared to FY 2003. This is primarily attributable to the following factors:

     Decreased compensation costs including payroll, employee benefits and payroll taxes of approximately $51,000; legal, accounting and consulting fees decreased approximately $8,000; bank charges decreased approximately $4,000; SEC filing costs decreased approximately $4,000; and lease costs including rent and equipment leases decreased approximately $4,000.

     Vehicle expenses and insurance increased approximately $6,000. Advertising expense including trade shows increased approximately $19,000.

     Other income increased approximately $5,000 due to a refund of old governmental filing fees.

     A one time loss on the purchase of minority interest in subsidiary of approximately $13,000 was incurred for the cost of common stock issued to purchase the minority interest. See Item 4. Submission of Matters to a Vote of Security Holders.

Critical Accounting Policies and Estimates

     The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the vendor's fee is fixed or determinable and collect ability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW (*) software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Factors Which May Affect Future Performance and Financial Condition

     The Company recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW (*), a developed and available product, can capture a market demanding Internet designed solutions. The Company has been in business for 26 years and is continually updating the iKEW (*) Product to address market demands for increased technology. However, the risk of losing this advantage exists. There is no assurance that the Company will be able to capture and maintain enough market share to compete successfully in the future. The Company sees the following risk factors associated with its business:

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

(j)  Shares Eligible for Future Sale

     All of the 25,155,766 shares of common stock, which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Item 7.  Financial Statements.

     Financial statements are presented in a separate section of this report following Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On July 31, 2003, the Company engaged Gordon, Hughes &
Banks, LLP as the principal accountant to audit the Company's financial statements. See Form 8-K dated August 6, 2003. There were no disagreements with prior accountants and auditors.

Item 8(a) Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The
Company carried out an   evaluation under the supervision and with
the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result no corrective actions were taken.

Item 8(b) Other Information

     None

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below; there are no additional promoter and control persons of the Company. The Directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified, as set forth in the operational documents. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The Directors and Executive Officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     (a) Frank W. Backes, Chief Technical Officer/Chief Financial Officer/Director. Mr. Backes, age 42, was formerly the President and Chief Executive Officer of the Company until June 1999. Mr. Backes previously served as Executive Vice President and Chief Technologist of the Company since August 1993. Prior to 1993, he served as a computer industry analyst with Digital Equipment Corporation. Mr. Backes also serves as a Director of the Company.

     (b) Jerome K. Thorson, President/Chief Executive Officer/Director. Mr. Thorson, age 56, joined the Company on May 1, 2001. He has worked in the information technology industry for more than 30 years. Most recently, Mr. Thorson was self-employed as a consultant, working with venture capitalists to create global managed service companies. From 1999 to 2000, he served as president and chief operating officer of (i)Structure, a technology company. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems Corporation, his last position being that of a business unit president.

     (c) Frederick J. Slack, Executive Vice President/Director. Mr. Slack, age 49, was appointed Executive Vice President in June 1999 of iKEW.net, Inc. and is responsible for sales and marketing. From
1993 to June 1999, he served as President and Chief Executive Officer of the Company. Prior to joining the Company in 1993, Mr. Slack served as project manager for government customers at Digital
Equipment Corporation.  Mr. Slack also serves as a Director of the Company.

     (d) Felipe L. Valdez, Chairman of the Board/Secretary/Director. Felipe L. Valdez, age 51, was appointed Chairman/Secretary of the Company in June 1999. From August 1993 to June 1999, he served as Chief Operating Officer of the Company. Prior to 1993, Mr. Valdez spent 17 years as a manager with Digital Equipment Corporation. Mr. Valdez also serves as a Director of the Company.

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

Item 10.  Executive Compensation.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Frank W. Backes 2004    $114,800  $3,000CTO & CFO       2003    $114,800
                2002    $114,800

Frederick J.    2004    $110,000  $3,000
Slack,          2003    $110,000
Exec. Vice      2002    $110,000
President

Felipe L.       2004    $      0        -  $5,400
Valdez,         2003           0        -  $5,400
Secretary       2002           0        -  $5,400

Jerome K.       2004    $100,000  $2,500
Thorson,        2003    $100,000
President &     2002    $ 78,333





     (1) Perquisites and other personal benefits or property did not, in aggregate, exceed $50,000 or 10% of the total compensation.

     (2) Jerome K. Thorson was granted 3,000,000 stock options, with an exercise price of $0.05 per share, on October 12, 2001, which vests in increments of 750,000 between October 12, 2001 and October 12, 2004. There were no other stock options granted to officers or directors during the fiscal year ended June 30, 2004.

Other Compensation

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date, as there was no existing plan provided for or contributed to by the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 30, 2004 (36,325,943 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Ownership

Common Stock      Frederick J. Slack             8,027,444 (2)     22.10%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Felipe L. Valdez               8,250,545         22.71%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Frank W. Backes                8,477,777         23.34%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Jerome K. Thorson              1,900,000 (3)      5.23%
                  6886 S. Yosemite St.
                  Centennial, CO 80112

Common Stock      Shares of all directors and   26,655,766         73.38%
                  executive officers
                  as a group (4 persons)

(1) With the exception of Jerome K. Thorson noted at 3 below, none of these security holders has the right to acquire any amount of the shares within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

(2)Fred Slack entered into a private transaction and sold 250,000 shares of stock on September 23, 2003. This transaction was made public through a Form 4 filed on September 25, 2003.

(3) The Beneficial Ownership for Jerome K. Thorson includes 400,000 shares in the name of his children, and options to purchase 2,250,000 shares that are vested as of June 30, 2004. Mr. Thorson has options to purchase an additional 750,000 shares that will vest in FY 2005.

Item 12.  Certain Relationships and Related Transactions.

     Other than as set forth below, during the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and 5% or greater shareholders.

     Loans payable to TSIH from Fred Slack, Frank Backes and Felipe Valdez, who are officers, directors and the principal shareholders of the Company (the "Principal Shareholders"), totaled $162,395 at June 30, 2004. These loans were made in connection with the Principal Shareholder's purchase of stock from prior shareholders pursuant to the reverse merger by which TSIH was created. These loans are collateralized by TSIH common stock, bear interest at 5.37% and are due July 1, 2004. Since the only collateral for these loans was the stock of the Company that was subject to going concern considerations as at June 30, 1999, the $162,395 balance, on June 30, 2003, was fully reserved and recorded as an expense during the year ended June 30, 1999. No interest income has been accrued since June 30, 1999. These loans are currently being rewritten and extended.

Item 13.  Exhibits

     The following exhibits are included with this report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Balance Sheet as of June 30, 2004

3.    Consolidated Statements of Operations

4.    Consolidated Statements of Cash Flow

5.    Consolidated Statements of Changes in Stockholders' (Deficit)

6.    Notes to Consolidated Financial Statements

31.1  Certification - Chief Executive Officer

31.2  Certification - Principal Accounting Officer

32.1  Certifications of Chief Executive Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
3Si Holdings, Inc.
Centennial, Colorado

     We have audited the accompanying consolidated balance sheets of 3Si Holdings, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. and subsidiaries as of June 30, 2004, and the results of their consolidated operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2004 had a working capital deficit of $324,427 and a stockholders' (deficit) of $(215,094). These factors, discussed at Note A in the accompanying financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                   Gordon, Hughes & Banks, LLP

August 4, 2004
Greenwood Village, Colorado

                                     Exhibit 2

                       3Si Holdings, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                  June 30, 2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note C)                             $   258,864
  Accounts receivable                                                 51,563
  Prepaid expenses and other current assets                           11,335

     Total current assets                                            321,762

PROPERTY AND EQUIPMENT, AT COST

  Computer systems and software                                      235,348
  Furniture and fixtures                                              12,683
  Vehicle                                                             20,397
                                                                     268,428
  Less: accumulated depreciation                                    (151,725)
  Property and Equipment, net                                         116,703

     Total assets                                                 $   438,465

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable - stockholder (Note D)                            $   495,412
  Current portion of capital lease obligations (Note E)                28,140
  Accounts payable and accrued expenses                                22,663
  Unearned revenue                                                     99,974

     Total current liabilities                                        646,189

NON-CURRENT LIABILITIES
  Capital lease obligations, less current portion (Note E)              7,370

COMMITMENTS AND CONTINGENCIES (NOTES A AND F)
STOCKHOLDERS' (DEFICIT) (NOTE G)
  Common stock - authorized 50,000,000 shares of $.01 par
  value; 36,325,943 shares issued and outstanding at June 30,
  2004                                                                363,358
  Additional paid-in capital                                        5,497,420
  Accumulated (deficit)                                            (6,037,688)
  Treasury stock at cost - 215,000 shares                             (38,184)
     Total stockholders' (deficit)                                   (215,094)

     Total liabilities and stockholders' (deficit)                    438,465

     The accompanying notes are an integral part of these statements.

                                      Exhibit 3

                        3Si Holdings, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                        Years Ended June 30, 2004 and 2003

                                                          2004        2003

Revenues                                                $1,099,944  $1,148,349

Costs of revenues                                          326,484     308,638

  Gross profit                                             773,460     839,711

Selling and administrative expenses                        808,688     873,709

  (Loss) from operations                                   (35,228)    (33,998)

Other income (expense)
  Interest expense (Notes D and E)                         (26,658)    (29,817)
  Loss on purchase of minority interest in
   subsidiary                                              (13,112)          -
  Other                                                      5,489         393
    Total other income (expense)                           (34,281)    (29,424)

  (Loss) before income taxes                               (69,509)    (63,422)

Income tax expense (Note H)                                      -           -

   Net (loss)                                           $   (69,509)  $(63,422)

Basic and diluted net (loss) per common share (Note B)  $    (0.002)  $ (0.002)

        The accompanying notes are an integral part of these statements.


                                        Exhibit 4

                         3Si Holdings, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                         Years Ended June 30, 2004 and 2003

                                                          2004        2003

Cash Flow from operating activities:
  Net (loss)                                           $ (69,509)  $   (63,422)
  Adjustments to reconcile net (loss) to net cash
   (used for) provided by operating activities:

   Depreciation                                           42,151        42,469
   Loss attributable to purchase of minority interest     13,112             -
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable            (49,448)        1,525
   Decrease (increase) in prepaid expenses
     and other current assets                             19,783       (15,267)
   (Decrease) increase in accounts payable
     and accrued expenses                                (55,860)         (172)
   (Decrease) increase in unearned revenue              (123,864)      191,438

  Net cash (used for) provided by operating activities  (223,635)      156,571

Cash Flows from investing activities:
  Purchase of property and equipment                     (36,651)       (8,417)

   Net cash (used for) investing activities              (36,651)       (8,417)

Cash flows from financing activities:
  Repayments on capital lease obligations                (24,879)      (24,540)
  Borrowings - shareholders                              495,412       641,845
  Repayments - shareholders                             (100,000)            -
  Borrowings on bank financing                                 -       134,407
  Repayments on bank financing                          (541,845)     (249,407)

    Net cash (used for) provided by financing
      Activities                                        (171,312)      502,305

Net increase (decrease) in cash and cash equivalents    (431,598)      650,459
Cash and cash equivalents at beginning of year           690,462        40,003

Cash and cash equivalents at end of year                 258,864       690,462

Summary of non-cash investing and financing activities:

     The Company acquired property and equipment totaling $0 and $73,181 through the assumption of capital lease obligations in the years ended June 30, 2004 and June 30, 2003, respectively.

     Effective September 23, 2003, the Company executed an agreement with the minority shareholders of KEWi.net, Inc. whereby the Company acquired the remaining 31% interest in its subsidiary in exchange for 655,606 shares of common stock. As a result, the Company owns 100% of KEWi.net, Inc.

Supplemental cash flow disclosure

                                                          2004        2003

Interest paid                                           $  26,658   $   29,830
Income tax paid                                         $       -   $        -

           The accompanying notes are an integral part of these statements.


                                     Exhibit 5

                      3Si Holdings, Inc. and Subsidiaries
         Consolidated Statements of Changes in Stockholders' (Deficit)
                       Years Ended June 30, 2003 and 2004



<CAPTION
                        Common Stock
                              #                        Additional                                Total
                          Shares         Amount         Paid-In      Accumulated   Treasury   Stockholders'
                                                        Capital       (Deficit)      Stock      (Deficit)
Balances, June 30, 2002   35,670,337     $356,703      $5,490,963    $(5,904,757)  $(38,184)  $ (95,275)

Net (loss) for
the year ended June
30, 2003                           -            -               -        (63,422)         -     (63,422)

Balances, June 30, 2003   35,670,337      356,703       5,490,963    $(5,968,179)  $(38,184)  $(158,697)

Shares issued to
purchase minority
interest in
KEWi.net,Inc.
subsidiary                   655,606        6,655           6,457              -          -      13,112

Net (loss) for
the year ended June
30, 2004                           -            -               -        (65,509)         -     (69,509)

Balances, June 30, 2004   36,325,943      363,358       5,497,420     (6,037,688)   (38,184)   (215,094)



               The accompanying notes are an integral part of these statements.


                                                Exhibit 6

                               3Si Holdings, Inc. and Subsidiaries
                          Notes to Consolidated Financial Statements

Note A - Organization and Business

3Si Holdings, Inc. and Corporate Structure

3Si Holdings, Inc. ("TSIH" or the "Company") was incorporated in Wyoming in 1999.

On May 28, 1997, TSIH acquired 100% of the common stock of 3Si.
3Si, Inc. was incorporated in the State of Colorado in 1979. The acquisition was accounted for as a purchase of TSIH by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

KEWi.net, Inc. ("KEWi") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003 (Note I), the Company acquired the 31% minority interest in KEWi and now owns 100% of KEWi.net, Inc.

3Si and TSIH focus their efforts on the marketing, sales, and integration of iKEW (*) products. The Company's principal services provided during the years ended June 30, 2004 and 2003 were web site development using the iKEW (*) products, and the licensing of the iKEW (*) Internet-based customer support system. The Company's principal markets are large corporations located in Colorado.

The corporate offices are located in Centennial, Colorado.

Going Concern Contingency

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2004 had a working capital deficit of $324,427 and a stockholders' (deficit) of ($215,094). The Company has limited access to additional working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Other than capitalized lease obligations, the Company has no debt outstanding to financial institutions as of June 30, 2004 and during fiscal 2004, it repaid net interest-bearing debt by $171,312. Significant portions of the Company's current obligations were incurred to develop its current software products. However, management anticipates the software in its current state is technologically viable in the near term, with the need for updates requiring only minimal investment. Management also believes the Company's market share has increased recently, and is currently negotiating several long-term sales contracts with prospective new customers.

Management plans to address these uncertainties by considering the reduction of certain discretionary expenditures, such as officer salaries, travel costs, marginal advertising venues. The Company is also in discussions to raise working capital through a secondary or similar debt or equity offering. The Company believes these actions, if successful, may enable it to market its products and generate revenues to the level necessary to create positive cash flow from operations.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company's majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Business Segments

TSIH currently operates only in the business segment related to its iKEW (*) products. iKEW (*) is a family of software products that provide collaboration, content management, and business process
management tools to corporations.   Revenues are all attributed to
operations within the United States. Long-lived assets are all located within the United States. See Note C for information on major customers.

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

Depreciation expense is as follows:

                                                             Depreciation
                                             Year Ended         Expense

                                             6/30/2003       $   42,469
                                             6/30/2004           42,151

Revenue Recognition

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collect-ability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

Maintenance and support revenues are recognized ratably over the term of the related agreements.

Revenue from licensed software is recognized ratably over the license period.

Advertising Costs

Advertising costs are charged to operations as incurred.
Advertising expenses of $20,923 and $1,500 were incurred for the years ended June 30, 2004 and June 30, 2003, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share, if any, reflects the potential dilution that could occur if additional equity instruments (including common stock subject to redemption) were exercised or converted into common stock. For losses, potentially dilutive securities are not included since the result would be anti-dilutive.

Since the Company had net (losses) for the years ended June 30, 2004 and June 30, 2003, per share amounts were computed only on the basis of 36,175,476 and 35,679,337 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants, and stock options would have had an anti-dilutive effect.

Fair Value of Financial Instruments

Estimated fair values of the Company's financial instruments are as follows:

                                                        June 30, 2004
                                                    Carrying     Fair Value
                                                     Amount

Cash and cash equivalents                           $  258,864   $  258,864
Notes payable - shareholders                          (495,412)    (495,412)
Capital lease obligations                              (35,510)     (35,510)

The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value.

Software Development Costs

Software development costs are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project.
Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives. To date, all software development costs have been expensed due to the development nature of the Company's business and products.

Stock-Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options granted to employees or directors with an exercise price that is less than the market price on the grant date of the option. For stock options granted to employees or directors with exercise prices at or above the market value of the stock on the grant date, the Company adopted the fair value disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the options granted to employees or directors been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net (loss) and net (loss) per share for the years ended June 30, 2004 and June 30, 2003 would have been increased to the pro forma amounts indicated below.

                                               For the Year Ended June 30,
                                                   2004          2003

Net (loss):                    As reported      $(69,509)       $(63,422)
                                Pro forma        (76,895)        (65,252)

Net (loss) per share:          As reported      $  (.002)       $ (0.002)
                                Pro forma          (.002)         (0.002)

The fair value of the common stock options granted during 2004 and 2003 for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model using the following assumptions:

                                               For the Year Ended June 30,
                                                   2004          2003

Expected dividend yield                                --             --
Expected price volatility                             131%          170%
Risk-free interest rate                                 6%            6%
Expected life of options                           3 years       3 years

Recent Accounting Pronouncements

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

In April 2003, the FASB approved SFAS No. 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities".
SFAS No. 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

Note C - Major Customers and Concentrations of Credit Risk

Approximately 94% and 96%, respectively, of the Company's revenues for the years ended June 30, 2004 and June 30, 2003 were derived from four customers, including one customer that accounted for 21% and 70%, respectively, and another customer that accounted for 73% and
0%, respectively of the Company's revenues.   The Company had an
account receivable balance of $51,562 from one of these four customers at June 30, 2004. Generally, the Company does not require collateral or other security to support customer receivables.

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables. The amount on deposit with a financial institution does exceed the $100,000 federally insured limit at June 30, 2004.
However, management believes that the financial institution is financially sound and the risk of loss is minimal.

Note D - Notes Payable to Shareholder

As of June 30, 2004, the Company has borrowed a total of $495,412 from one of its principal shareholders and President with the following terms and conditions:

            The President and CEO of the Company
            has extended access to the Company of a
            personal $500,000 bank line of credit on the same terms and conditions as between the shareholder and the bank. Interest is payable monthly and accrues at an interest rate equal to 4.00% as of June 30, 2004.
            Interest paid was $19,683 in FY2004 and
            $2,788 in FY2003.  The debt has been
            classified as current in the accompanying balance sheet since the shareholder may call the debt at any time.

Note E - Capital Lease Obligations

The Company has capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of June 30, 2004, future minimum rental commitments under the non-cancelable capital lease agreements, on an annual basis, are as follows:

     Year ending June 30:
     2005                                               $    31,231
     2006                                                     7,537
     Total minimum payments                                  38,768
     Less amount representing interest                        3,258
     Present value of net minimum lease payments             35,510
     Less current maturities                                 28,140
     Obligations under capital leases,
      less current portion                              $     7,370

Note F - Commitment

Operating Lease

The Company leases office space under a month to month operating lease. Office space and other rent expense for the years ended June 30, 2004 and 2003, was $29,276 and $27,325, respectively.

Note G - Stockholders' Equity (Deficit)

Stock Option Plan

On June 18, 1998, the stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of common stock.

The options vest over a period of three years.

                                                     # Shares     Exercise
                                                   Under Option    Price*

End of period, June 30, 2002                         4,439,000    $    0.069
Granted                                                105,000         0.050
Forfeited                                             (100,000)       (0.050)
Exercised                                                    -             -

End of period, June 30, 2003                         4,444,000    $     0.07
Granted                                                250,000           .05
Forfeited                                           (1,097,000)        (.126)
Exercised                                                    -             -

End of Period, June 30, 2004                         3,597,000    $     0.05

* Weighted average

Exercise prices of all stock options outstanding as of June 30, 2004 range from $0.05 to $0.10 per share.

Following is a summary of the status of options outstanding at June 30, 2004:

        Outstanding Options                          Exercisable Options
Number                  Exercise                    Term
                         Price                    Expiration        Number

  250,000               $ 0.05                    December 2013      62,500
    5,000                 0.05                    November 2012       2,500
3,340,000                 0.05                    October 2011    2,505,000
    2,000                  .10                    September 2008      2,000
3,597,000                                                         2,572,000

No compensation cost was charged to operations for either of the years ended June 30, 2004 and 2003. See Note B for the pro-forma disclosure effects of adopting SFAS No. 123.

Warrants

On June 1, 2001, TSIH granted warrants to purchase 100,000 shares of the Company's common stock at a price of $.25 per share. These warrants were issued to a consultant in connection with the preparation of a financing package to seek debt or equity capital. These warrants became exercisable on June 1, 2001, and are effective until June 1, 2006.

Note H - Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

Prior to the year ended June 30, 2004, KEWi was excluded from the filing of a consolidated income tax return. Net operating loss carry forwards are available at June 30, 2003, expires as follows:

                    YEAR                   TSIH                KEWi

                    2019                  $  616,000        $  11,000
                    2020                     196,000          420,000
                    2021                           -           99,000
                    2022                     134,900                -
                    2023                     115,000                -
                                          $1,061,900        $ 530,000

The Company's deferred tax assets and liabilities are comprised of the following:

                                                           2004

Non-current:
  Tax benefit of net operating loss carry forward          $  577,000
  Other                                                        45,000
                                                              622,000
Valuation allowance                                          (622,000)

  Net non-current                                                   -
  Net deferred tax assets                                           -

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forward and reversal of timing differences. A valuation allowance of $773,000 is provided at June 30, 2004 for the benefits, which the Company may not be able to use.

The provision for income taxes consists of the following:

                                                    2004        2003

Current expense                                    $      -   $       -
Deferred expense (credit)                                 -           -

Income tax expense (benefit)                              -           -

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                    2004        2003

Income taxes (benefit) expense at statutory rates   $ (26,000) $ (24,000)
Permanent tax differences                         SAN settlement       -
Other                                                   5,600      3,500
State taxes and other                                 (26,000)   (26,000)
Valuation allowance                                   (46,400)   (46,500)

Income tax expense                                  $       -  $       -

Note I - Related Party Transaction

As discussed in Note D, the Company has received financing from one of its principal stockholders and President totaling $495,412. Interest paid on the $495,412 was $19,683 in FY2004 and $2,788 in FY2003.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By:/s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO
Dated: September 24, 2004

                                       By:/s/ Frank W. Backes
                                      Frank W. Backes, CTO/CFO
Dated:  September 24, 2004