Form 10QSB
period 2004-09-30
3SI HOLDINGS INC
filed 2004-11-16
CIK 317889

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     No

     The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 36,325,943

     Transitional Small Business Disclosure Format (Check one):
[ ]Yes   [X] No


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements.                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7
Item 3.  Controls and Procedures.                                           13

PART II - OTHER INFORMATION                                                 15

Item 1.  Legal Proceedings.                                                 15
Item 2.  Changes in Securities.                                             15
Item 3.  Defaults Upon Senior Securities.                                   15
Item 4.  Submission of Matters to a Vote of Security Holders.               15
Item 5.  Other Information.                                                 15
Item 6.  Exhibits and Reports on Form 8-K.                                  15

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                3Si Holdings, Inc.
                            Condensed Balance Sheets
                 September 30, 2004 (Unaudited) and June 30, 2004

                                      ASSETS


                                                                  Sept. 30, 2004          June 30, 2004
                                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                       $        52,823         $       258,864
  Accounts receivable                                                      23,187                  51,563
  Prepaid expenses and other current assets                                13,456                  11,335
   Total current assets                                                    89,466                 321,762

PROPERTY AND EQUIPMENT AT COST
  Computer systems, furniture, vehicle and software                       268,428                 268,428
   Less accumulated depreciation                                         (162,279)               (151,725)
  Property and equipment, net                                             106,149                 116,703
   Total assets                                                           195,615                 438,465

                                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable-shareholder (Note 3)                                       495,412                495,412
  Current portion of capital lease obligations                              28,743                 28,140
  Accounts payable - trade                                                  44,481                 22,663
  Unearned revenue                                                          70,706                 99,974
   Total current liabilities                                               639,342                646,189

NON-CURRENT LIABILITIES
  Capital lease obligations, less current portion                                -                  7,370

STOCKHOLDERS' (DEFICIT)
  Common stock - authorized 50,000,000 shares of $.01
  par value: 36,325,943 shares issued and outstanding at
  September 30, 2004 and June 30, 2003                                     363,358                363,358
  Additional paid-in capital                                             5,497,420              5,497,420
  Accumulated (deficit)                                                 (6,266,321)            (6,037,688)
  Treasury stock at cost - 215,000 shares                                  (38,184)               (38,184)

   Total stockholders' (deficit)                                          (443,727)              (215,094)

Total liabilities and stockholders' (deficit)                              195,615                438,465


                 See notes to interim consolidated financial statements


                                     3Si Holdings, Inc.
                    Condensed Statements of Operations (Unaudited)
                For the Three Months Ended September 30, 2004 and 2003

                                                                            2004             2003
Software delivery, consulting and other service revenues                   $     53,955     $   118,887

Cost of revenues                                                                 78,714          83,597

   Gross profit (loss)                                                          (24,759)         35,290

Selling and administrative expenses                                             197,342         187,719
  (Loss) from operations                                                       (222,101)       (152,429)

Other income (expense)
  Interest (expense)                                                             (6,532)         (8,042)
  Loss on purchase of minority interest in subsidiary                                 -         (13,112)

   Total other income (expense)                                                  (6,532)        (21,154)

  (Loss) before income taxes                                                   (228,633)       (173,583)

Provision for income taxes (Note 5)                                                   -               -

   Net (loss)                                                                  (228,633)       (173,583)

Basic and diluted (loss) per common share (Note 2)                                (0.01)          (0.00)

Weighted average shares outstanding
  Basic                                                                       36,325,943     35,727,346
  Diluted                                                                     36,325,943     35,727,346

                See notes to interim consolidated financial statements


                                     3Si Holdings, Inc.
                     Condensed Statements of Cash Flows (Unaudited)
                For the Three Months Ended September 30, 2004 and 2003

                                                                            2004             2003
Operating activities:
  Net (loss)                                                                $   (228,633)    $  (173,583)
  Reconciling adjustments:
  Loss on purchase of minority interest in subsidiary                                  -          13,112
  Depreciation                                                                    10,554          9,635

Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                                      28,376        (21,685)
  (Increases) in prepaid expenses and other current assets                        (2,121)        (3,058)
  Increase (decrease) in accounts payable                                         21,818        (39,128)
  (Decreases) in unearned revenue                                                (29,268)        (7,900)
  Net cash (used for) operating activities                                      (199,274)      (222,607)

Investing activities:
  Purchases of equipment                                                               -        (27,016)
  Net cash (used for) investing activities                                             -        (27,016)

Financing activities:
  Repayments on capital lease obligations                                         (6,767)       (5,905)
  Repayments of notes payable - shareholders                                           -      (146,439)

  Net cash (used for) financing activities                                        (6,767)     (152,344)

Net increases (decreases) in cash and cash equivalents                          (206,041)     (401,967)
Cash and cash equivalents at beginning of period                                 258,864       690,462

Cash and cash equivalents at end of period                                        52,823       288.495

Supplemental disclosures of cash flow information
  Interest paid                                                                    6,532         8,042
  Income tax paid                                                                      -             -

               See notes to interim consolidated financial statements


                      Notes to Interim Condensed Financial Statements

                                   3Si Holdings, Inc.
                          Notes to Condensed Financial Statements
                                   September 30, 2004
                                       (Unaudited)

Note 1 - Managements' Statement

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at September 30, 2004, and the results of operations and cash flows for the quarters ended September 30, 2004, and September 30, 2003. The Notes to the Consolidated Financial Statements which are contained in the June 30, 2004, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Per Share

Net (loss) per share for the three months ended September
30, 2004 and 2003, was computed on the weighted average number of common shares outstanding. Common stock options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4.5% as of September 30, 2004. The debt has been classifed as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of September 30, 2004 is $495,412 (unaudited).

Note 4 - Minority Interest and Purchase of KEWi.net, Inc.

Effective September 23, 2003, the Company executed an agreement with the minority shareholders of KEWi.net, Inc. whereby the Company acquired the remaining 31% interest in this subsidiary. As a result, the Company owns 100% of KEWi.net, Inc. An additional 655,606 shares of common stock were issued by the Company to the minority shareholders of KEWi.net, Inc. Thus, the Company recorded the issuance of the Company's shares of common stock as a loss on the statement of operations.

Note 5 - Income Taxes

TSIH has significant net operating loss carry forwards.
The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forwards.
Valuation allowances are provided equal to the deferred tax asset for the benefits which the Company may not be able to use.

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2004, current liabilities exceed current assets by $549,876, the Company has a stockholders' (deficit) of ($443,727) and the Company has incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Company Product and Services

     The Company's iKEW (Internet powered Knowledge, Experience and Wisdom) product provides a set of business process tools and technology (the "iKEW Product") that enable its potential and existing customers to integrate disparate data from various sources, thereby making specialized data available in a secure format for use by designated members of a small business, a division of a larger corporation or an entire enterprise. Once an interface is implemented, the Company can customize the features available through the integrated iKEW Product to enable its customers to choose the presentation of this information in a variety of formats and to access it from anywhere at anytime. Thus, the Real World Simplicity
(SM) of iKEW empowers enterprises and facilitates increased productivity.

     This customer centric model allows a customer to log on once and touch all the various sources of information that the customer utilizes. This one-time log on provides a single access point to multiple sources of information such as general industry websites, company specific internal systems such as finance and marketing or organizational expertise such as live subject matter experts. In addition, the iKEW Product has been used to provide product comparison and price comparison capabilities.

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

     It is the goal of the Company in all transactions to create a flexible agreement that refers to a Statement of Work (SOW) as the defining document to determine the requirements for each individual deliverable. This also allows the Company to attach future SOWs to the contract as additional tasks. As part of this strategy, we provide ourselves the flexibility to either use our ASP model (as defined below) for recurring revenue or the one time purchase of a software license with ongoing maintenance which would run concurrent with the term of the software license, typically for at least a twelve-month period of time. In either case, the sales cycle is basically the same. Corporate financing will continue to impact the available resources that can be allocated to potential customer opportunities. Our business model allows us to capture projects as small as $50,000 and large multi-million dollar opportunities. The Company reserves the right to change this model at anytime.

Revenue Cycle

     The revenue cycle of the Company is a reflection of the sales cycle and nature of the Company product sales. When the Company sells a software license and installs the product, there is typically a full and complete sale of that product. This may trigger revenue recognition, depending on payment terms of the product. Ongoing maintenance and/or customization of the product often provide monthly revenue and cash flow following the actual sale and installation, however is normally in much lower financial amounts than the initial sale and installation. Maintenance agreements are typically for a twelve month period but may vary based on individual contracts. As stated above, the Company always tries to extend maintenance service for a longer period. The result of this cycle is that the Company benefits from significant influxes of cash but then may have extended periods of minimal cash flow. This results in wide fluctuations of cash on hand and accounts receivable.

New Revenue Sources

     The Company has developed a number of potential contacts with individual contract sales reps and major corporate resellers. There are also additional sales opportunities to existing customers and there are a number of follow-up discussions with those organizations. As always there is no guarantee that anything will come of these opportunities but we are continuing to work to fruition.

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

Enterprise Market

     Large enterprises can reap significant benefits from installation and utilization of the iKEW Product. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." The Company's strategy for these organizations is to offer them a license, with annual maintenance. The Real World Simplicity (SM) of iKEW does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales

     Channel sales are those sales provided by resellers of the iKEW Product. These resellers typically focus on using the iKEW Product in their vertical markets, such as professional services or price comparison products. The Company expects channel sales could be a significant growth vehicle because the Company does not have the resources to hire a global sales force at this time. To provide the Company with greater access to those markets, and to capitalize through these channel sales opportunities, it plans to continue to develop its reseller relationships. The Company has been in the process of negotiating a reseller agreement with established organizations which could provide enterprise and vertical focuses. Terms of a reseller agreement have not been completed at this time.

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

     Governments at all levels have time-to-market requirements as well. The Company believes that an implementation of iKEW could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW capabilities.

Small to Medium-sized Business Market

     Small to medium sized enterprises can take advantage of strengths, low cost, and rapid implementation of iKEW. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. The Company's Application Service Provider (ASP) delivery model for iKEW reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW capabilities. The Company continues to upgrade its iKEW Product, and believes that the next major release will make this market segment more accessible.

Summary

     The Company's principal services are portal and collaborative tools, web-site development and notification system implementation using the iKEW product, and licensing of the iKEW internet-based content management and collaboration. Currently the Company has approximately nine (9) projects in the sales process representing a similar sales pipeline compared to the fourth quarter of FY2004. While the sales pipeline has been stable in the first quarter there is no guarantee that the Company will close these opportunities. We are hopeful that the agreements we are putting in place with independent contract reps will increase this pipeline and expand our customer base.

     The Company entered into an agreement to provide maintenance and development services for large financial institution during the course of FY2003 and was able to leverage that experience to close business in the second quarter of FY2004 with a large telecommunications provider based in Ashburn, VA. The original contract with the financial institution was converted from a payment per transaction agreement to a traditional software licensing agreement with the purpose of capturing a known amount of revenue rather than risking future transactional-based revenue. A contract remains in place for the continuation of support and ongoing services as defined in separate statements of work. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally, we are pursuing opportunities within the existing customer base.

     The Company entered into and completed delivery of an Educational System to Hewlett Packard Corporation during FY2003. A contract remains in place should Hewlett Packard choose to execute additional services. Hewlett Packard's reorganization with Compaq has put any further work on hold. No new revenue is expected from Hewlett Packard at this time.

     The Company successfully negotiated two agreements with a significant telecommunications company for software license purchases with ongoing maintenance and support. Both agreements had start dates in the second quarter of FY2004. We were able to complete the initial deliveries for the organization and the projects are going well. The Company was able to bill for these deliveries and continues to deliver against the existing Statement of Work.

     The Company is currently in negotiations with a transaction support company to provide iKEW and related services. There is no guarantee that these negotiations will be completed.

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

Critical Accounting Policies

     Revenue Recognition - The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-9, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance have occurred, the vendor's fee is fixed or determinable and collection is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided.

Financial Condition at September 30, 2004

Working Capital

     As of September 30, 2004, TSIH had a deficit in working capital of $549,876. Working capital used for operations was $199,274 for the three months ended September 30, 2004.

(a)  Trade receivables are all current.

      Substantially all trade payables are current as of September 30, 2004.

(b)  Other Sources of Working Capital and Credit Facilities.

     The President and CEO of the Company has extended the Company access to his own personal $500,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 4.5% as of September 30, 2004. The debt has been classified as current on the accompanying balance sheet due to the fact that the lender may call the debt at any time. The Company does not have any replacement financing in place if the CEO were to call the debt. The current outstanding debt to the CEO is $495,412. There have not been any negotiations with financial institutions since the FY2004 Form 10KSB was filed.

(c)  Cash Requirements.

     The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

Results of Operations

Reported Revenue

     The revenues for the three months ended September 30, 2004 was $53,955 which was primarily from one major customer. TSIH reported a net (loss) for the three months ended September 2004 of ($228,633) compared with a net (loss) of ($173,583) for the three months ended September 2003. Revenues decreased by approximately $65,000 for the comparative three-month periods. TSIH's revenues have primarily been derived from one major customer for the three months ended September 30, 2004 and from two major customers for the
period ended September 30, 2003.   The revenue will vary for each
period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. Cost of revenues for the comparative three-month periods decreased by approximately $5,000. The decrease is primarily due to decreased project management costs due to the decreased volume of services provided. Selling and administrative expenses for the comparative three-month periods increased by approximately $10,000. This is primarily attributable an increase in marketing costs, consulting and accounting fees.

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

(c)  Control of the Company by Officers and Directors.

     The Company's officers and directors beneficially own approximately 73% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring shareholder approval. Accordingly, it could be difficult for the investors to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(d)  Product Distribution and Market Acceptance.

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

(e)  Changing Technologies.

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

(j)  Shares Eligible for Future Sale.

     All of the 25,155,766 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

* IN ADDITION TO RIGHTS PROVIDED AT COMMON LAW, THE COMPANY HAS SUBMITTED TRADEMARK/SERVICEMARK APPLICATIONS WITH THE U.S. PATENT & TRADEMARK OFFICE TO REGISTER THE MARKS "iKEW" and "REAL WORLD SIMPLICITY" AND TO HAVE THE LISTED WITH THE PRINCIPAL REGISTER.

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

     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       By:  /s/ Jerome K. Thorson
                                       Jerome K. Thorson, President/CEO

Date:  November 13, 2004

                                       By:  /s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date:  November13, 2004