Form 10QSB
period 2004-12-31
3SI HOLDINGS INC
filed 2005-02-14
CIK 317889

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               __________________________

                                     Form 10-QSB
                             __________________________

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended 	December 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004: 36,325,943

Transitional Small Business Disclosure Format (Check one):Yes   No   X.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                             3
   Item 1.  Financial Statements.                                           3
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7
  Item 3.   Controls and Procedures.                                       15

PART II -- OTHER INFORMATION                                               17
   Item 1.  Legal Proceedings.                                             17
   Item 2.  Changes in Securities.                                         17
   Item 3.  Defaults Upon Senior Securities.                               17
   Item 4.  Submission of Matters to a Vote of Security Holders.           17
   Item 5.  Other Information.                                             17
   Item 6.  Exhibits and Reports on Form 8-K.                              17

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 3Si Holdings, Inc.
                     Condensed Consolidated Balance Sheets
            December 31, 2004 (Unaudited) and June 30, 2004 (Audited)

ASSETS

                                              Dec. 31, 2004       June 30, 2004

CURRENT ASSETS
  Cash and cash equivalents                   $    120,836        $    258,864
  Accounts receivable                                2,500              51,563
  Prepaid expenses and other current assets         13,456              11,335

     Total current assets                          136,792             321,762

PROPERTY AND EQUIPMENT AT COST
  Computer systems, furniture, vehicle and
  software                                         268,428             268,428

  Less accumulated depreciation                   (172,395)           (151,725)
  Property and equipment, net                       96,033             116,703

Total assets                                       232,825             438,465

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable-shareholders (Note 3)               538,294            495,412
  Current portion of capital lease obligations       21,742             28,140
  Accounts payable - trade                           57,847             22,663
  Unearned revenue                                  219,738             99,974

    Total current liabilities                       837,621            646,189

NON-CURRENT LIABILITIES
  Capital lease obligations, less current
portion                                                   -              7,370

STOCKHOLDERS' (DEFICIT)
  Common stock - authorized 50,000,000 shares of
  $.01 par value: 36,325,943 shares issued and
  outstanding at December 31, 2004 and
  June 30, 2004                                     363,358            363,358
  Additional paid-in capital                      5,497,420          5,497,420
  Accumulated (deficit)                          (6,427,390)        (6,037,688)
  Treasury stock at cost - 215,000 shares           (38,184)           (38,184)

    Total stockholders' (deficit)                  (604,796)          (215,094)

Total liabilities and stockholders' (deficit)       232,825            438,465

       See notes to interim condensed consolidated financial statements.


                                 3Si Holdings, Inc.
            Condensed Consolidated Statements of Operations (Unaudited)
                   For the Three Month and Six Month Periods
                        Ended December 31, 2004 and 2003



                                                    Three Months Ended             Six Months Ended
                                                        December 31                   December 31
                                                    2004           2003            2004        2003
Software delivery, consulting and other service
Revenues                                            $   98,419     $  516,214      $  152,374  $  635,101
Cost of revenues                                        78,159         87,085         156,873     170,683

Gross profit                                            20,260        429,129          (4,499)    464,418

Selling and administrative expenses                   (174,475)      (213,982)       (371,817)   (401,700)

Earnings (loss) from operations                       (154,215)       215,147        (376,316)     62,718

Other income (expense)
Interest (expense)                                      (6,854)        (7,618)        (13,386)    (15,660)
Loss on purchase of minority interest in Subsidiary          -              -               -     (13,112)
Miscellaneous income                                         -              -               -           -
  Total other income (expense)                          (6,854)        (7,618)        (13,386)    (28,772)

Earnings (loss) before minority interest              (161,069)       207,529        (389,702)     33,946

Minority interest (Note 4)                                   -              -               -           -

Earnings (loss) before income taxes                   (161,069)       207,529        (389,702)     33,946

Provision for income taxes (Note 5)                          -              -               -           -

 Net earnings (loss)                                  (161,069)       207,529        (389,702)     33,946

Basic and diluted earnings (loss) per common share
(Note 2)                                                  0.00           0.01           (0.01)       0.00

Weighted average shares outstanding
Basic                                               36,325,943     36,325,943      36,325,943  36,026,645
Diluted                                             36,325,943     40,807,986      36,325,943  40,489,666



        See notes to interim condensed consolidated financial statements.


                                      3Si Holdings, Inc.
                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                    For the Six Months Ended December 31, 2004 and 2003

                                                              2004     2003

Operating activities:

Net earnings (loss)                                         $(389,702) $ 33,946
Reconciling adjustments:

Loss on purchase of minority interest in subsidiary                 -    13,112
Depreciation                                                   20,670    19,695
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                     49,063 (626,169)
(Increase) decrease in prepaid expenses
  and other current assets                                     (2,121)   14,012
Increase (decrease) in accounts payable and
accrued liabilities                                            35,184    18,474
Increase in unearned revenue                                  119,764    51,671

Net cash (used for) operating activities                    (167,142) (475,259)

Investing activities:
Purchases of equipment                                             -   (30,352)

Net cash (used for) investing activities                           -   (30,352)

Financing activities:
Repayments on capital lease obligations                      (13,768)  (12,016)
Borrowings on notes payable - shareholders                    42,882         -
Repayments of notes payable - shareholders                         -  (146,433)

Net cash provided by (used for) financing activities          29,114  (158,449)

Net (decrease) in cash and cash equivalents                 (138,028) (664,060)
Cash and cash equivalents at beginning of period             258,864   690,462

Cash and cash equivalents at end of period                   120,836    26,402

Supplemental disclosures of cash flow information
Interest paid                                                 13,386    15,660

Income tax paid                                                    -         -

      See notes to interim condensed consolidated financial statements.


          Notes to Interim Condensed Consolidated Financial Statements

                                3Si Holdings, Inc.
            Notes to Condensed Consolidated Financial Statements
                               December 31, 2004

Note 1 - Managements' Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at December 31, 2004, and the results of its operations and cash flows for the quarters and six month periods ended December 31, 2004, and December 31, 2003. The Notes to the Condensed Consolidated Financial Statements which are contained in the June 30, 2004, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Per Share

     Basic net earnings (loss) per share for the quarters and six month periods ended December 31, 2004 and 2003, was computed on the weighted average number of common shares outstanding.

     Diluted earnings per share reflects the potential dilution that could occur if options and warrants were converted into common stock and then share in the earnings of the Company. For the quarter and the six month periods ended December 31, 2004 the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

     The Company, in the past, has availed itself of the $500,000 personal line of credit that was extended by its President and Chief Executive Officer, Jerome K. Thorson, who is also a Director and shareholder of the Company, and has been making monthly interest payments that accrue at an interest rate equal to 5.0% as of December 31, 2004. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt, which has a balance of $495,412 (unaudited) as of December 31, 2004.

     Notwithstanding the resignation of Mr. Thorson, which has been disclosed in a Form 8-K filing as of February 7, 2005, the line of credit referenced above does remain in place under the same terms and conditions. The Company has not received any assurances as to how long it may avail itself of the line of credit, but the shareholder is to remain as a member of the Board of Directors of the Company.

     The CTO/CFO of the Company has extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 7.5% as of December 31, 2004. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of December 31, 2004 is $42,882.

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

Note 6 - Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2004, current liabilities exceed current assets by $700,829, the Company has a stockholders' (deficit) of ($604,796) and the Company has incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Summary

     Management is concerned with the increase in its working capital deficit, and lack of significant cash resources, which have resulted from its operations during recent reporting periods. However, management remains confident in its sales model and products, and does not believe that the Company's performance over that period, is indicative of future performance or profitability. Rather, during this period the Company has experienced a nominal increase in inquiries from its market segments, and positive feedback from existing customers, that it attributes to an increase in communication and increased visibility of the Company product, which the Company believes will continue to increase its potential sales pipeline when compared to prior periods.

     The Company's sales model has been traditionally slow because of the need to educate potential customers, develop customized interfaces and migrate information from outdated and old technology or systems. The Company's product has the unique ability to interface with such legacy operating systems. Management therefore attributes the increase in interest to an increased awareness in the capabilities of the Company's product. Because its customers are accustomed to protecting all trade secrets related to their systems operations, it has been difficult to communicate the full array of capabilities of the Company's product on a case-by-case basis. However, over time, companies within the TSIH target market segments have become aware that enhancing capabilities of older operating systems is not a barrier for the Company's product. In fact it has increased product acceptance.

     Obtaining new business in the Company's highly competitive industry will continue to require the Company to focus on its sales model, communication of its product's capabilities, and focus on product development: however, existing customers have expressed an appreciation for the Company's diligence, patience, creativity and commitment to its sales model when establishing stable environments for its product applications. Moreover, as its product begins to become the subject of additional inquiry, the Company has increased it efforts to develop brand recognition in its products. In addition to rights provided at common law, the Company has submitted trademark/servicemark applications with the U.S. Patent & Trademark Office to register the marks "iKEW" and "REAL WORLD SIMPLICITY" and to have them listed in its principal register.

     The Company's principal services will continue to be focused on portal and collaborative tools, connectivity of legacy systems, web-site development and notification system implementation using the iKEW product, and licensing of the iKEW internet-based content management and collaboration.

     The Company is still experiencing a slow down in finalizing contracts, which the Company believes is the result of budget concerns under current economic conditions, and there is no guarantee that the Company will close its existing opportunities. The Company is hopeful that the agreements that it is discussing with independent contract representatives will increase this pipeline and expand its potential and actual customer base.

     The Company entered into an agreement to provide maintenance and development services for a large telecommunications institution during the course of FY2004 and was able to create a reseller relationship with a large systems integrator. This integrator is focusing on the telecom industry and reports that there are two large contracts that are expected to close by year end. A contract remains in place with the telecommunications company for the continuation of support and ongoing services as defined in separate statements of work. A contract also remains in place should Hewlett Packard choose to execute additional services. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally, we are pursuing opportunities within the existing customer base. The Company is currently in negotiations with a systems integration company to provide iKEW and related services.
The focus is on two potential telecom contracts but will move more toward support for legacy systems. There is no guarantee that these negotiations will be completed. The Company has signed an agreement with an Alaskan Native Corporation to resell the iKEW product through one of their 8A companies. To date this agreement has resulted in joint sales calls, but no firm contracts have resulted. The Company believes that in the long term this will lead to more government business.

     The Company expects to increase its revenue as its product gains additional market acceptance, and through the following marketing efforts: First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, Hewlett Packard, a large financial institution based in San Francisco, California, a large telecommunications company based in Ashburn, Virginia, and others. Second, we continue to pursue the signing of at least one significant reseller and are targeting other potential resellers of the iKEW product family.

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

     On January 11, 2005, subsequent to the end of the reporting period covered by this document, the Company announced
Release 4.6 which contained significant upgrades to the iKEW product family. The upgrades include: ToDo manager with alerts, content update notifications, learning tasks, and personal tasks; templates for knowledge objects; and an updated WYSIWYG editor for the authoring interface. In addition to the upgrades, 3Si has added a new product to the iKEW family, a separately licensed online testing capability. This upgrade represents an important step toward the merging of knowledge management, business process management, and learning management solutions. By combining an online testing module with iKEW's powerful content management our customers will be able to deliver learning management solutions with ease. The Company feels that Release 4.6 will over time help achieve significant increases in revenue while reducing personnel time somewhat in accomplishing product implementation and thereby save costs for the Company and its clients.

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

Financial Condition at December 31, 2004

Working Capital

     As of December 31, 2004, TSIH had a deficit in working capital of $700,829. Working capital used for operations was $167,142 for the six months ended December 31, 2004.

(a)  Trade receivables are all current.

      Substantially all trade payables are current as of December 31, 2004.

(b)  Other Sources of Working Capital and Credit Facilities.

     The Company, in the past, has availed itself of the $500,000 personal line of credit that was extended by its President and Chief Executive Officer, Jerome K. Thorson, who is also a
Director and shareholder of the Company, and has been making monthly interest payments that accrue at an interest rate equal to 5.0% as of December 31, 2004. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt, which has a balance of $495,412 as of December 31, 2004.

     Notwithstanding the resignation of Mr. Thorson, which has been disclosed in a Form 8-K filing as of February 7, 2005, the line of credit referenced above does remain in place under the same terms and conditions. The Company has not received any assurances as to how long it may avail itself of the line of credit, but the shareholder is to remain as a member of the Board of Directors of the Company.

     The CTO/CFO of the Company has extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 7.5% as of December 31, 2004.

     The Company does not have any replacement financing in place if the CEO or the CTO were to call the debt. The current outstanding debt to the CEO is $495,412. The current outstanding debt to the CTO is $42,882.

     There have not been any negotiations with financial institutions since the FY2004 Form 10KSB was filed.

     The resignation of Mr. Thorson, which has been disclosed in a Form 8-K filing as of February 7, 2005, does reduce the operating overhead of the Company. This reduction of overhead is approximately $9,000 per month due primarily to reduced payroll, payroll taxes and fringe benefits.

(c)  Cash Requirements.

     The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

Results of Operations

Reported Revenue

     The revenues for the three month and six month periods
ended December 31, 2004 was $98,419 and $152,374, respectively. TSIH reported a net (loss) for the three month and six month periods ended December 31, 2004 of ($161,069) and ($389,702), respectively, compared with net income of $207,529 for the three months ended December 31, 2003 and net income of $33,946 for the six months ended
December 31, 2003.   Revenues decreased by approximately $418,000 and
$483,000, respectively, for the comparative three-month and six month periods . TSIH's revenues have primarily been derived from one major customer for the three months ended December 31, 2004 and from two
major customers for the three months ended December 31, 2003.   The
revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. Cost of revenues for the comparative three month and six month periods
decreased by approximately $9,000 and $14, 000, respectively.   The
decrease is primarily due to decreased project management costs due to the decreased volume of services provided. Selling and administrative expenses for the comparative three month and six month periods decreased by approximately $40,000 and $30,000, respectively. This is primarily attributable an decreases in advertising costs, legal fees, and administrative wages and associated payroll taxes and benefits.

Risk Factors

     The Company recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Company will be able to capture and maintain enough market share to compete successfully in the future. The Company sees the following risk factors associated with its business:

(a)  Product Development.

     The Company will always be required to focus on updating its current product offering in order to effectively compete in the marketplace, and to maintain pace with industry standards, demands and advancements in technology. In this regard, on January 11, 2005, subsequent to the end of the reporting period covered by this document, the Company announced Release 4.6 which contained significant upgrades to the iKEW product family. The upgrades include: ToDo manager with alerts, content update notifications, learning tasks, and personal tasks; templates for knowledge objects; and an updated WYSIWYG editor for the authoring interface. In addition to the upgrades, 3Si has added a new product to the iKEW family, a separately licensed online testing capability. This upgrade represents an important step toward the merging of knowledge management, business process management, and learning management solutions. By combining an online testing module with iKEW's powerful content management our customers will be able to deliver learning management solutions with ease. The Company feels that Release 4.6 will over time help achieve significant increases in revenue while reducing personnel time somewhat in accomplishing product implementation and thereby save costs for the Company and its clients.

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

Item 3.  Controls and Procedures.

Evaluation of The Company's Disclosure Controls and Internal Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures," or "Disclosure Controls." This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including both the prior and the new Chief Executive Officer and the Chief Financial Officer.

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

Limitations on the Effectiveness of Controls

     Our management, including both the prior and the new CEO and the CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within The Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

     Based upon the Controls Evaluation, both the prior and the new CEO and the CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to The Company is made known to management, including both the prior and the new CEO and the CFO, particularly during the period when our periodic reports are being prepared.

     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal and disclosure controls over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     Subsequent to the end of the reporting period covered by this document, Jerome K. Thorson who was President and CEO of the Company as well as a Director and shareholder resigned his positions of President and CEO as has been disclosed in a Form 8-K filing as of February 7, 2005. Mr. Thorson is to remain as a member of the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit Index

31.01  Certification of the Chief Executive Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

31.02  Certification of the Chief Financial Officer Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) Certification).

32.01  Certification of the Chief Executive Officer Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.02  Certification of the Chief Financial Officer Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

       Reference is hereby made to the Form 8-K that was filed as set forth in Item 5 above.


                              Signature

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       By:/s/ Frederick J. Slack
                                       Frederick J. Slack, President/CEO

Date: February 11, 2005

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date: February 11, 2005

                                EXHIBITS

Number            Description

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