Form 10QSB
period 2005-03-31
3SI HOLDINGS INC
filed 2005-05-23
CIK 317889

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                              __________________________

                                     Form 10-QSB
                              __________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 36,325,943

Transitional Small Business Disclosure Format (Check one):
Yes     No  X

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

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               3Si Holdings, Inc.
                      Condensed Consolidated Balance Sheets
             March 31, 2005 (Unaudited) and June 30, 2004 (Audited)

ASSETS

                                             March 31, 2005      June 30, 2004

CURRENT ASSETS
  Cash and cash equivalents                  $   1,348            $   258,864
  Accounts receivable                              500                 51,563
  Prepaid expenses and other current assets     12,943                 11,335

   Total current assets                         14,791                321,762

PROPERTY AND EQUIPMENT AT COST
  Computer systems, furniture,
vehicle and software                           268,428                268,428

  Less accumulated depreciation               (182,367)              (151,725)

  Property and equipment, net                   86,061                116,703

Total assets                                   100,852                438,465

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable-shareholders (Note 3)          605,069                495,412
  Current portion of capital lease
  obligations                                   14,575                 28,140
  Accounts payable - trade                     112,925                 22,663
  Unearned revenue                             175,163                 99,974

   Total current liabilities                   907,732                646,189

NON-CURRENT LIABILITIES
  Capital lease obligations, less
current portion                                      -                  7,370

STOCKHOLDERS' (DEFICIT)
  Common stock - authorized 50,000,000
  shares of $.01
  par value: 36,325,943 shares issued and
  outstanding at March 31, 2005 and
  June 30, 2004                                363,358                 363,358
  Additional paid-in capital                 5,497,420               5,497,420
  Accumulated (deficit)                     (6,629,474)             (6,037,688)
  Treasury stock at cost - 215,000 shares      (38,184)                (38,184)

   Total stockholders' (deficit)              (806,880)               (215,094)

Total liabilities and stockholders'
(deficit)                                      100,852                 438,465

See notes to interim condensed consolidated financial statements.


                                      3Si Holdings, Inc.
              Condensed Consolidated Statements of Operations (Unaudited)
                     For the Three Month and Nine Month Periods
                            Ended March 31, 2005 and 2004


                                               Three Months Ended                  Nine Months Ended
                                                    March 31                            March 31
                                               2005          2004                  2005         2004
Software delivery, consulting and
other service revenues                         $   47,075    $   346,058           $   199,449  $  981,159
Cost of revenues                                   80,970         78,818               237,843     249,501

Gross profit                                      (33,895)       267,240               (38,394)    731,658

Selling and administrative expenses              (160,537)      (214,496)             (532,353)   (616,196)

Earnings (loss) from operations                  (194,432)        52,744              (570,747)    115,462

Other income (expense)
Interest (expense)                                 (7,652)        (7,772)              (21,039)    (23,432)
Loss on purchase of minority interest in
Subsidiary                                              -              -                     -     (13,112)
Miscellaneous income                                    -          5,197                     -       5,197
 Total other income (expense)                      (7,652)        (2,575)              (21,039)    (31,347)

Earnings (loss) before minority interest         (202,084)        50,169              (591,786)     84,115

Minority interest (Note 4)                              -              -                     -           -

Earnings (loss) before income taxes              (202,084)        50,169              (591,786)     84,115

Provision for income taxes (Note 5)                     -              -                     -           -

 Net earnings (loss)                             (202,084)        50,169              (591,786)     84,115

Basic and diluted earnings (loss)
per common share (Note 2)                           (0.01)          0.01                 (0.02)       0.00

Weighted average shares outstanding
Basic                                          36,325,943     36,325,943            36,325,943  36,125,685
Diluted                                        41,322,943     41,019,943            40,389,610  40,665,140


See notes to interim condensed consolidated financial statements.


                                           3Si Holdings, Inc.
                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                        For the Nine Months Ended March 31, 2005 and 2004

                                                             2005        2004

Operating activities:
Net earnings (loss)                                        $(591,786)  $84,115
Reconciling adjustments:
Loss on purchase of minority interest in subsidiary                -    13,112
Depreciation                                                  30,642    29,866
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                    51,063  (232,291)
(Increase) decrease in prepaid expenses
and other current assets                                      (1,608)   14,012
Increase (decrease) in accounts payable and
accrued liabilities                                           90,262   (71,438)
Increase (decrease) in unearned revenue                       75,189   (57,097)

Net cash (used for) operating activities                    (346,238) (219,721)

Investing activities:
Purchases of equipment                                             -   (34,119)

Net cash (used for) investing activities                           -   (34,119)

Financing activities:
Repayments on capital lease obligations                      (20,935)  (18,339)
Borrowings on notes payable - shareholders                   109,657         -
Repayments of notes payable - shareholders                         -  (146,433)

Net cash provided by (used for) financing activities          88,722  (164,772)

Net (decrease) in cash and cash equivalents                 (257,516) (418,612)

Cash and cash equivalents at beginning of period             258,864   690,462

Cash and cash equivalents at end of period                     1,348   271,850

Supplemental disclosures of cash flow information
Interest paid                                                 21,039    23,432

Income tax paid                                                    -         -

See notes to interim condensed consolidated financial statements.


          Notes to Interim Condensed Consolidated Financial Statements

                                 3Si Holdings, Inc.
            Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

Note 1 - Managements' Statement

Due to the financial limitations of 3Si Holdings at this time this document has not been reviewed by the auditors and attorneys. This document has been sent to the auditors and attorneys for review, but due to 3Si's inability to meet current financial obligations the auditors and attorneys are not able to complete their review at this time. The company is in the process of remedying this situation through several courses of action. It is expected that the auditors and attorneys will file the appropriate 8K's to disclose the fact that this document has not been reviewed by them. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2005, and the results of its operations and cash flows for the quarters and nine month periods ended March 31, 2005, and March 31, 2004. The Notes to the Condensed Consolidated Financial Statements which are contained in the June 30, 2004, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

Note 2 - (Loss) Per Share

Basic net earnings (loss) per share for the quarters and nine month periods ended March 31, 2005 and 2004, was computed on the weighted average number of common shares outstanding.

Diluted earnings per share reflects the potential dilution that could occur if options and warrants were converted into common stock and then share in the earnings of the Company. For the quarter and the nine month periods ended March 31, 2005 the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

The Company, in the past, has availed itself of the $500,000 personal line of credit that was extended by its former President and Chief Executive Officer, Jerome K. Thorson, who is also a Director and shareholder of the Company, and has been making monthly interest payments that accrue at an interest rate equal to 5.25% as of March 31, 2005. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt, which has a balance of $495,412 (unaudited) as of March 31, 2005.

Notwithstanding the resignation of Mr. Thorson, which was disclosed in a Form 8-K filing as of February 7, 2005, the line of credit referenced above does remain in place under the same terms and conditions. The Company has not received any assurances as to how long it may avail itself of the line of credit, but the shareholder remains as a member of the Board of Directors of the Company.

The CTO/CFO of the Company has extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 7.75% as of March 31, 2005. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt at any time. The balance as of March 31, 2005 is $42,057.

The Company borrowed $67,600 from Mr. James Harding, who is a shareholder of the Company and consultant to the Company. Interest is payable monthly and accrues at an interest rate equal to 8%. The debt has been classified as current on the accompanying balance sheet due to the fact that the debt is due as soon as the Company has the cash to repay it.

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

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2005, current liabilities exceed current assets by $892,941, the Company has a stockholders' (deficit) of ($806,880) and the Company has incurred significant operating losses. The Company has limited access to additional working capital at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

Summary

      Management is concerned with the increase in its working capital deficit, and lack of significant cash resources, which have resulted from its operations during recent reporting periods. However, management remains confident in its sales model and products, and does not believe that the Company's performance over that period, is indicative of future performance or profitability. Rather, during this period the Company continues to experience a nominal increase in inquiries from its market segments, and positive feedback from existing customers, that it attributes to an increase in communication and increased visibility of the Company product, which the Company believes will continue to increase its potential sales pipeline when compared to prior periods.

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

The Company is continues to experience a slow down in finalizing contracts, which the Company believes is the result of budget concerns under current economic conditions, and there is no guarantee that the Company will close its existing opportunities. The Company is hopeful that the agreements that it is discussing with independent contract representatives will increase this pipeline and expand its potential and actual customer base.

The Company entered into an agreement to provide maintenance and development services for a large telecommunications institution during the course of FY2004 and was able to create a reseller relationship with a large systems integrator. This integrator is focusing on the telecom industry and reports that there are two large contracts that are expected to close by year end. A contract remains in place with the telecommunications company for the continuation of support and ongoing services as defined in separate statements of work. A contract also remains in place should Hewlett Packard choose to execute additional services. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally, we are pursuing opportunities within the existing customer base. The Company is currently in negotiations with a systems integration company to provide iKEW and related services.
The focus is on two potential telecom contracts but will move more toward support for legacy systems. There is no guarantee that these negotiations will be completed. The Company has signed a Master Services Agreement with an Alaskan Native Corporation. In addition, 3Si has signed a contract for the Alaskan Native Corporation to purchase the iKEW product and services. To date this agreement has resulted in joint sales calls, but no firm contracts have resulted. The Company believes that in the long term this will lead to more government business.

The Company expects to increase its revenue as its product gains additional market acceptance, and through the following marketing efforts: First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, Hewlett Packard, a large financial institution based in San Francisco, California, a large telecommunications company based in Ashburn, Virginia, and others. Second, we continue to pursue the signing of at least two significant reseller and are targeting other potential resellers of the iKEW product family.

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

Channel Sales

Channel sales are those sales provided by resellers of the iKEW Product. These resellers typically focus on using the iKEW Product in their vertical markets, such as professional services or price comparison products. The Company expects channel sales could be a significant growth vehicle because the Company does not have the resources to hire a global sales force at this time. To provide the Company with greater access to those markets, and to capitalize through these channel sales opportunities, it plans to continue to develop its reseller relationships. The Company has been in the process of negotiating two reseller agreements with established organizations which could provide enterprise and vertical focuses. Terms of these reseller agreements have not been completed at this time.

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

Financial Condition at March 31, 2005

Working Capital

As of March 31, 2005, TSIH had a deficit in working capital of $892,941. Working capital used for operations was $257,516 for the nine months ended March 31, 2005.

(a)  Trade receivables are all current.

Substantially all trade receivables are current as of March 31, 2005.

(b)  Other Sources of Working Capital and Credit Facilities.

The Company, in the past, has availed itself of the $500,000 personal line of credit that was extended by its former President and Chief Executive Officer, Jerome K. Thorson, who is also a Director and shareholder of the Company, and has been making monthly interest payments that accrue at an interest rate equal to 5.25% as of March 31, 2005. The debt has been classified as current on the accompanying balance sheet due to the fact that the shareholder may call the debt, which has a balance of $495,412 as of March 31, 2005.

Notwithstanding the resignation of Mr. Thorson, which was disclosed in a Form 8-K filing as of February 7, 2005, the line of credit referenced above does remain in place under the same terms and conditions. The Company has not received any assurances as to how long it may avail itself of the line of credit, but the shareholder remains as a member of the Board of Directors of the Company.

The CTO/CFO of the Company has extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 7.75% as of March 31, 2005.

The Company borrowed $67,600 from Mr. James Harding, who is a shareholder of the Company and consultant to the Company. Interest is payable monthly and accrues at an interest rate equal to 8%. The debt has been classified as current on the accompanying balance sheet due to the fact that the debt is due as soon as the Company has the cash to repay it.

The Company does not have any replacement financing in place if the CEO or the CTO were to call the debt. The current outstanding debt to the CEO is $495,412. The current outstanding debt to the CTO is $42,882.

There have not been any negotiations with financial institutions since the FY2004 Form 10KSB was filed.

The resignation of Mr. Thorson, which was disclosed in a Form 8-K filing as of February 7, 2005, does reduce the operating overhead of the Company. This reduction of overhead is approximately $9,000 per month due primarily to reduced payroll, payroll taxes and fringe benefits.

(c)  Cash Requirements.

The Company's ability to meet its obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

Results of Operations

Reported Revenue

The revenues for the three month and nine month periods
ended March 31, 2005 was $47,075 and $199,449, respectively. TSIH reported a net (loss) for the three month and nine month periods ended March 31, 2005 of ($202,084) and ($591,786), respectively, compared with net income of $50,169 for the three months ended March 31, 2004 and net income of $84,115 for the nine months ended March
31, 2004.   Revenues decreased by approximately $299,000 and
$782,000, respectively, for the comparative three-month and nine month periods . TSIH's revenues have primarily been derived from one major customer for the three months ended March 31, 2005 and from two
major customers for the three months ended March 31, 2004.   The
revenue will vary for each period based on the timing and magnitude of the major projects undertaken for these and other potential customers. Cost of revenues includes project management and software engineering costs, depreciation, and subcontract labor. Cost of revenues for the comparative three month and nine month periods increased (decreased) by approximately $2,000 and ($12, 000),
respectively.   The increase is primarily due to increased project
management cost during the three month period ended March 31, 2005 and the decrease is primarily due to decreased project management costs due to the decreased volume of services provided. Selling and administrative expenses for the comparative three month period decreased by approximately $54,000. This is primarily attributable to decreases in consulting fees, administrative wages and associated payroll taxes and benefits and vehicle costs. Selling and administrative expenses for the comparative nine month period decreased by approximately $84,000. This is primarily attributable to decreases in advertising, consulting fees, administrative wages and associated payroll taxes and benefits, legal expenses, vehicle costs and computer software costs..

Risk Factors

The Company recognizes that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that the Company will be able to capture and maintain enough market share to compete successfully in the future. The Company sees the following risk factors associated with its business:

(a)  Product Development.

The Company will always be required to focus on updating its current product offering in order to effectively compete in the marketplace, and to maintain pace with industry standards, demands and advancements in technology. In this regard, on January 11, 2005, the Company announced Release 4.6 which contained significant upgrades to the iKEW product family. The upgrades include: ToDo manager with alerts, content update notifications, learning tasks, and personal tasks; templates for knowledge objects; and an updated WYSIWYG editor for the authoring interface. In addition to the upgrades, 3Si has added a new product to the iKEW family, a separately licensed online testing capability. This upgrade represents an important step toward the merging of knowledge management, business process management, and learning management solutions. By combining an online testing module with iKEW's powerful content management our customers will be able to deliver learning management solutions with ease. The Company feels that Release 4.6 will over time help achieve significant increases in revenue while reducing personnel time somewhat in accomplishing product implementation and thereby save costs for the Company and its clients.

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

Item 3.  Controls and Procedures.

Evaluation of The Company's Disclosure Controls and Internal Controls

As of the end of the period covered by this quarterly report on Form 10-Q, The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures," or "Disclosure Controls." This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including both the Chief Executive Officer and the Chief Financial Officer.

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

Limitations on the Effectiveness of Controls

Our management, including both the CEO and the CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within The Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, both the CEO and the CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to The Company is made known to management, including both the CEO and the CFO, particularly during the period when our periodic reports are being prepared.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal and disclosure controls over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Jerome K. Thorson who was President and CEO of the Company as well as a Director and shareholder resigned his positions of President and CEO as has been disclosed in a Form 8-K filing as of February 7, 2005. Mr. Thorson remains as a member of the Board of Directors of the Company.

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


                                       By:  /s/ Frederick J. Slack
                                       Frederick J. Slack, President/CEO

Date: May 21, 2005

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date: May 21, 2005


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