Form 10-Q/A
period 2005-03-31
3SI HOLDINGS INC
filed 2005-06-21
CIK 317889

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                              __________________________

                                     Form 10-QSB/A
                              __________________________

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


          Notes to Interim Condensed Consolidated Financial Statements

                                 3Si Holdings, Inc.
            Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

Note 1 - Managements' Statement

Due to the financial limitations of 3Si Holdings at this time this document has not been reviewed by the auditors and attorneys.
This document has been sent to the auditors and attorneys for review, but due to 3Si's inability to meet current financial obligations the auditors and attorneys are not able to complete their review at this time. The company is in the process of trying to raise capital that will allow them to meet current financial obligations to the auditors and attorneys so they will review the documents. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2005, and the results of its operations and cash flows for the quarters and nine month periods ended March
31, 2005, and March 31, 2004.  The Notes to the Condensed
Consolidated Financial Statements which are contained in the June 30, 2004, Form 10-KSB should be read in conjunction with these Interim Consolidated Financial Statements.

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


                                       By:  /s/ Frederick J. Slack
                                       Frederick J. Slack, President/CEO

Date: June 21, 2005

                                       By:/s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date: June 21, 2005


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