Form 10QSB/A
period 2005-03-31
3SI HOLDINGS INC
filed 2005-09-14
CIK 317889

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

Transitional Small Business Disclosure Format (Check one):
   Yes      X  No


                                 TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements.3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

Item 3.  Controls and Procedures.                                          15

PART II -- OTHER INFORMATION                                               17

Item 1.  Legal Proceedings.                                                17

Item 2  Changes in Securities.                                             17

Item 3.  Defaults Upon Senior Securities.                                  17

Item 4.  Submission of Matters to a Vote of Security Holders.              17

Item 5.  Other Information.                                                17

Item 6.  Exhibits and Reports on Form 8-K.                                 17

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



                                                 Three Months Ended              Nine Months Ended
                                                       March 31                      March 31
                                                 2005             2004          2005           2004
Software delivery, consulting and other
service revenues                                 $    47,075      $    346,058  $   199,449    $   981,159
Cost of revenues                                      80,970            78,818      237,843        249,501

Gross profit (loss)                                  (33,895)          267,240      (38,394)       731,658

Selling and administrative expenses                 (160,537)         (214,496)    (532,353)      (616,196)

Earnings (loss) from operations                     (194,432)           52,744     (570,747)       115,462

Other income (expense)
Interest (expense)                                    (7,652)           (7,772)     (21,039)       (23,432)
Loss on purchase of minority interest in
Subsidiary                                                 -                 -            -        (13,112)
Miscellaneous income                                       -             5,197            -          5,197
Total other income (expense)                          (7,652)           (2,575)     (21,039)       (31,347)

Earnings (loss) before income taxes                 (202,084)           50,169     (591,786)        84,115

Provision for income taxes (Note 4)                        -                 -            -             -

Net earnings (loss)                                 (202,084)           50,169     (591,786)       84,115

Basic and diluted earnings (loss) per
common share (Note 2)                                  (0.01)             0.00        (0.02)         0.00

Weighted average shares outstanding
Basic                                             36,325,943        36,325,943   36,325,943    36,125,685
Diluted                                           36,325,943        41,019,943   36,325,943    40,665,140


See notes to interim condensed consolidated financial statements.


                                   3Si Holdings, Inc.
              Condensed Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended March 31, 2005 and 2004

                                                           2005        2004

Operating activities:
Net earnings (loss)                                     $(591,786)   $  84,115
Reconciling adjustments:
  Loss on purchase of minority interest in subsidiary           -       13,112
  Depreciation                                             30,642       29,866
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               51,063     (232,291)
  (Increase) decrease in prepaid expenses
   and other current assets                                (1,608)      14,012
  Increase (decrease) in accounts payable and
  accrued liabilities                                      90,262      (71,438)
  Increase (decrease) in unearned revenue                  75,189      (57,097)

  Net cash (used for) operating activities               (346,238)    (219,721)

Investing activities:
  Purchases of equipment                                        -      (34,119)

  Net cash (used for) investing activities                      -      (34,119)

Financing activities:
  Repayments on capital lease obligations                 (20,935)     (18,339)
  Borrowings on notes payable - shareholders              109,657            -
  Repayments of notes payable - shareholders                    -     (146,433)

  Net cash provided by (used for) financing activities     88,722     (164,772)

Net (decrease) in cash and cash equivalents              (257,516)    (418,612)
Cash and cash equivalents at beginning of period          258,864      690,462

Cash and cash equivalents at end of period                  1,348      271,850

Supplemental disclosures of cash flow information
  Interest paid                                            21,039       23,432

  Income tax paid                                               -            -

See notes to interim condensed consolidated financial statements.

         Notes to Interim Condensed Consolidated Financial Statements

                               3Si Holdings, Inc.
            Notes to Condensed Consolidated Financial Statements
                                March 31, 2005

Note 1 - Managements' Statement

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of 3Si Holdings, Inc. ("TSIH") at March 31, 2005, and the results of its operations and cash flows for the three and nine month periods ended March 31, 2005, and March 31, 2004. These interim financial statements should be read in conjunction with audited financial statements included in the Company's June 30, 2004 Form 10-KSB.

Note 2 - (Loss) Per Share

     Basic net earnings (loss) per share were computed based on the weighted average number of common shares outstanding.

     Diluted earnings per share reflects the potential dilution that could occur if options and warrants were converted into common stock and then share in the earnings of the Company. For the periods presented the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 3 - Notes Payable

     The Company, in the past, has availed itself of the $500,000 personal line of credit that was extended by its former President and Chief Executive Officer, Jerome K. Thorson, who is also a Director and shareholder of the Company, and has been making monthly interest payments that accrue at an interest rate equal to 5.25% as of March 31, 2005. The debt has been classified as current on the accompanying balance sheet since the shareholder may call the debt, ($495,412 at March 31, 2005) at any time.

     Notwithstanding the resignation of Mr. Thorson, on February 7, 2005, the line of credit referenced above does remain in place under the same terms and conditions. The Company has not received any assurances as to how long it may avail itself of the line of credit, but the shareholder remains as a member of the Board of Directors of the Company.

     The CTO/CFO of the Company has extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 7.75% as of March 31, 2005. The debt has been classified as current on the accompanying balance sheet since that the shareholder may call the debt ($42,057 at March 31, 2005) at any time. The balance as of March 31, 2005 is $42,057.

     The Company borrowed $67,600 from Mr. James Harding, who is a shareholder of the Company and consultant to the Company. Interest is payable monthly and accrues at an interest rate equal to 8%. The debt has been classified as current on the accompanying balance sheet since it is due as soon as the Company has the cash to repay it.

Note 4 - Income Taxes

     TSIH has significant net operating loss carry forwards.
The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forwards.
Valuation allowances are provided equal to fully preserve the deferred tax asset for benefits which the Company may not be able to use.

Note 5 - Going Concern Considerations

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

     The Company entered into an agreement to provide maintenance and development services for a large telecommunications institution during the course of FY2004 and was able to create a reseller relationship with a large systems integrator. This integrator is focusing on the telecom industry and reports that there are two large contracts that are expected to close by 12/31/05. A contract remains in place with the telecommunications company for the continuation of support and ongoing services as defined in separate statements of work. A contract also remains in place should Hewlett Packard choose to execute additional services. An ongoing maintenance agreement provides for annual maintenance revenue. Additionally, we are pursuing opportunities within the existing customer base. The Company is currently in negotiations with a systems integration company to provide iKEW and related services.
The focus is on two potential telecom contracts but will move more toward support for legacy systems. There is no guarantee that these negotiations will be completed. The Company has signed a Master Services Agreement with an Alaskan Native Corporation. In addition, 3Si has signed a contract for the Alaskan Native Corporation to purchase the iKEW product and services. To date this agreement has resulted in joint sales calls, but no firm contracts have resulted. The Company believes that in the long term this will lead to more government business.

     The Company expects to increase its revenue as its product gains additional market acceptance, and through the following marketing efforts: First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, Hewlett Packard, a large financial institution based in San Francisco, California, a large telecommunications company based in Ashburn, Virginia, and others. Second, we continue to pursue the signing of at least two significant resellers and are targeting other potential resellers of the iKEW product family.

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

Financial Condition at March 31, 2005

Working Capital

     As of March 31, 2005, TSIH had a deficit in working capital of $892,941. Working capital used for operations was $346,238 for the nine months ended March 31, 2005.

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

     The Company does not have any replacement financing in place if the former CEO or the CTO were to call the debt. The current outstanding debt to the former CEO is $495,412. The current outstanding debt to the CTO is $42,882.

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

Item 3.  Controls and Procedures.

Evaluation of The Company's Disclosure Controls and Internal Controls

     As of the end of the period covered by this quarterly report on Form 10-QSB/A, The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures," or "Disclosure Controls." This evaluation, or "Controls Evaluation," was performed under the supervision and with the participation of management, including both the Chief Executive Officer and the Chief Financial Officer.

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


                                       By: /s/ Frederick J. Slack
                                       Frederick J. Slack, President/CEO

Date:  September 13, 2005

                                       By: /s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date:  September 13, 2005


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