Form 10QSB/A
period 2005-03-31
3SI HOLDINGS INC
filed 2006-01-17
CIK 317889

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

     This 10 QSB/A is being filed due to a change in the wording of the word(audited) having been struck in reference to Condensed Consolidated Balance Sheet.

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

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  3Si Holdings, Inc.
                         Condensed Consolidated Balance Sheets
                           March 31, 2005 and June 30, 2004
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


                                       By: /s/ Frederick J. Slack
                                       Frederick J. Slack, President/CEO

Date:  January 17, 2006

                                       By: /s/ Frank W. Backes
                                       Frank W. Backes, CTO/CFO

Date:  January 17, 2006


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