Form 10KSB
period 2005-06-30
3SI HOLDINGS INC
filed 2006-06-14
CIK 317889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2005

                          Commission File No. 000-09358

                               3Si HOLDINGS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

           Wyoming                                              83-0245581
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                             6886 S. Yosemite Street
                              Centennial, CO 80112
                                 (720) 493-1660
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

       Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No     .
         -----    -----

                          (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

Issuer's revenues for its most recent fiscal year:  $320,520.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 12, 2006: $223,404.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2006 there were 39,325,943 shares of the Company's Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                ----     ----

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                               3Si HOLDINGS, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property..............................................12
Item 3.  Legal Proceedings 12
Item 4.  Submission of Matters to a Vote of Security Holders..................13

PART II
Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters..................................13
Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14
Item 7.  Financial Statements.................................................19
Item 8.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................40
Item 8A. Controls and Procedures..............................................40

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................40
Item 10. Executive Compensation...............................................43
Item 11. Security Ownership of Certain Beneficial Owners and Management.......44
Item 12. Certain Relationships and Related Transactions.......................45

PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................46
Item 14. Principal Accountant Fees and Services...............................47

SIGNATURES....................................................................48

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     3Si Holdings, Inc. ("we, "us," "our," or the "Company") is a Wyoming corporation formed in 1987 under the name "Tyrex Oil Company." We have two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si"), where all of our operations are currently conducted, and KEWi.net, Inc., also a Colorado corporation, which is dormant as of the date of this Report. On May 28, 1997, we acquired 3Si through a reverse merger by issuing 72% of our outstanding stock to the 3Si shareholders in exchange for 100% of their common stock. All references to us hereinbelow include 3Si Holdings, Inc. and 3Si, Inc., jointly, unless specifically stated otherwise.

     We are currently engaged in the marketing, sales and integration of our proprietary software product, iKEW(TM), and the licensing of the iKEW(TM) Internet-based customer support system. Our operations include data consolidation and business coordination. Our iKEW(TM) (Internet powered Knowledge, Experience and Wisdom) products provide our customers business process tools and support. Portal Management, Content Management, Request Tracking and Workflow Processing are all integrated and presented through the customer's look and feel.

     Our principal executive offices are located at 6886 S. Yosemite Street, Centennial, Colorado 80112, and our telephone number is (720) 493-1660. During our fiscal year ended June 30, 2005, we also maintained research and development activities at offices located in Colorado Springs, Colorado. We vacated these premises in April 2006. See "PART I, Item 2, Description of Property" below.

Business

     We currently provide the ability to create, manage, and share enterprise intelligence with anyone, anywhere, anytime over the Internet, with an easy to use, integrated suite of portal management, content management, request tracking, and workflow management technology to businesses of all sizes and types. Our principal markets during our fiscal years ended June 30, 2005 and 2004 were large corporations located in the United States. The principal services provided during our fiscal years ended June 30, 2004 and 2005 were portal and collaborative tools, web-site development and notification system implementation using the iKEW(TM) products and licensing of the iKEW(TM) Internet-based content management and collaboration.

     Creating a highly customer centric experience differentiates iKEW(TM) from the traditional IT deployment model. Being customer centric means iKEW(TM) accommodates and reflects the way the customer's business works, thus minimizing the need for training and change to their organization. Organizations typically spend thousands or millions of dollars and months or years bringing their disparate systems together. This type of deployment needs to be maintained by a specialized staff and resources, at significant expense. The simplicity of an iKEW(TM) deployment reduces the time and cost of bringing disparate systems together while enabling the customer's IT staff to focus on their core business.

     Currently we have 13 projects in the sales process. Management is hopeful that the agreements it is putting in place with independent contract representatives will increase this pipeline and expand the customer base. We continue to experience a slow down in finalizing contracts, which we believe is the result of budget concerns related to current economic conditions, and there is no guarantee that we will close our existing opportunities. We are hopeful that the pending agreements with independent contract representatives will increase this pipeline and expand our potential and actual customer base.

     While no assurances can be provided, we expect to increase our revenue as our product gains additional market acceptance and through the following marketing efforts: First, continued direct marketing to a focused set of customers. This has delivered many of our most successful clients to date, including Lucent, Hewlett Packard, a large financial institution based in San Francisco, California, a large telecommunications company based in Ashburn, Virginia, and others. Second, we continue to pursue other potential resellers of the iKEW product family. We are working toward entering into an agreement to create a reseller relationship with a large educational reseller. Our focus is on two potential contracts. There is no guarantee that these negotiations will be completed.

Description of Products/Services.

     iKEW(TM) is a collaboration of content management and business process management tools. iKEW(TM) is also provided as a series of solution sets of services. These can be contracted as a whole group, individually or in combination, including the following:

        o        Portal Management
        o        Content Management
        o        Request Tracking
        o        Workflow Management
        o        Discussion Forums
        o        Queue Manager

     Portal Management encompasses document and content management, among other things. Portal Management includes the entire body of knowledge maintained by an organization and how it is packaged, presented to, and accessed by a variety of audiences. Based on need and preference, portals vary in a number of ways, including:

        o        How the user is welcomed

        o       Single sign-on for business applications
        o       Unique branding of the user interface
        o       Type of information featured and highlighted
        o       Content filtering/searching, Meta tags
        o       Tone of the language and graphics used
        o       Access privileges within the site
        o       User interface with consistent navigation elements

Content Management
------------------

     By simplifying the process of knowledge capture and distribution to appropriate personnel, iKEW(TM) ensures that web sites become dynamic and efficient. They reflect what is happening in real time. Behind the scenes, valuable IT resources are freed up. This is accomplished by:

        o        Capturing and creating knowledge at the source
        o        Aggregating and improving that knowledge
        o Managing distribution securely through the Internet and wireless devices
        o        Unifying disparate information and data
        o        Inputting the knowledge is as easy as using MS Word
        o Searching using key words, proprietary algorithms, and, techniques that allow each customer to define their own organizational communication terminology. Over time the iKEW(TM) knowledge base reflects the most frequently requested information.

Request Tracking
----------------

     iKEW(TM)'s request tracking is capable of reflecting requests which are part of an enterprise's everyday work process. If a request goes out to an individual and that request is not answered in a specified amount of time, it will automatically go to the next person in line. Multiple levels of escalation are available, which can incorporate the following features:

        o        Call logging
        o        Escalation and notification (wireless and E-mail)
        o Two-way communication with a support representative (wireless and Internet)
        o        File attachments to call tickets o Customer profile management
        o        On-line status for customers as well as management
        o        Reporting
        o        Migration of solutions to the iKEW(TM) knowledge database

Workflow
--------

     Workflow   Processing  enables  customers  to  define  approval  processes, escalate requests, and mange business processes. These functions are enabled by an easy to use Wizard interface. Workflow Processing provides the following:

     o Application features like security, personalization, content management, and search are much more powerful when shared across applications via workflow. This enables users to work across departments and applications without worrying about different logins, reducing repetitive task.

     o Approval Process - once entered, if an Approval Process is needed the Document/Content automatically gets routed to the individual who has Approval rights. Multiple levels of Approval are available.

     o Escalation Notification - if a request goes out to an individual and that request is not answered in a specified amount of time it will automatically go to the next person in line. Multiple levels of Escalation are available.

     o Process Management - The flexible workflow infrastructure allows the customer to set up business processes based on the current status and priority of the process object. Business process information can be interfaced with external data sources.

     The individual components of iKEW(TM) can address separate markets and therefore it is very difficult to estimate the total size of the consolidated market for our integrated product. At the present time, the total worldwide market for all collaborative tools is estimated to be at least $22 billion dollars according to a Forester Report. For example, in 2002 estimates for the size of the portal market varied from $550 million to $800 million with growth rates ranging from 20 percent to 40 percent through 2006. Market share estimates also vary, with Gartner Group estimating that competing products offered by companies such as Plumtree, IBM, and SAP all had a 7 percent share (June 6, 2002). Similar variances are found in the collaboration and content management markets, but indicated that there is no dominant player in these markets.

     Therefore, because iKEW(TM) is a more tightly integrated product, we believe it has a broader market appeal. By marketing a tightly integrated product, we are able to provide our customers with enhanced functionality for substantially less than our competitors. We further believe that our product has an advantage over its competitors because it significantly reduces the number of technical personnel necessary to accomplish an implementation of the product. This allows us to leverage the "low cost of implementation" of the iKEW(TM) product to more companies, and thus increase our market presence and revenues.

     During our fiscal years ended June 30, 2005 and 2004, approximately 94% of our aggregate revenues were derived from two customers, including the Ashburn, VA based telecom, which accounted for 72% and 73% of our total revenues, respectively, and the San Francisco based banking firm, which accounted for 0% and 21% of our total revenues, respectively. Loss of either of these customers would have a significant negative impact on our business.

     We believe that opportunities exist for all components of iKEW(TM) in enterprises ranging from small to large, including government and military, and public/private education institutions. We will continue to pursue these opportunities as a key factor for growth and brand recognition. We anticipate that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to allow us to become profitable and generate positive cash flow. The architecture of iKEW(TM) allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market. Further, because iKEW(TM) is "Real World SimplicitySM," customers do not require expensive information technology professionals for support. This allows iKEW to serve a broader base of customers ranging from small to the large enterprises.

     In the event we are able to raise the capital necessary to allow us to expand our marketing efforts, we intend to target small businesses because we believe that once introduced to the cost saving features of using iKEW(TM), they can access the Internet as a competitive weapon against their much larger competitors. Without making a significant capital investment, they can take advantage of iKEW(TM)'s economies of scale, keeping their costs low, while enhancing their ability to compete on a global scale.

Enterprise Market

     Large enterprises can reap significant benefits from installation and utilization of the iKEW(TM) Product. These companies have very large, expensive information technology staffs, and their priorities are to support and focus on mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business requiring web enabled technologies. Our strategy for these organizations is to offer them a license, with annual maintenance and an application tool set. The Real World SimplicitySM of iKEW(TM) does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales

     Channel sales are those sales provided by resellers of the iKEW(TM) Product. These resellers typically focus on using the iKEW(TM) product in their vertical markets, such as professional services or price comparison products. We expect channel sales could be a significant growth vehicle because we do not have the resources to hire a global sales force at this time. To provide us with greater access to those markets and to capitalize through these channel sales opportunities, we plan to continue to develop reseller relationships.

     As of the date of this Report, we are negotiating an agreement to create a reseller relationship with a large systems integrator. This integrator is focusing on the contact center and government industry. The focus is on government and contact center contracts as well as systems requiring support for legacy systems. There is no guarantee that these negotiations will be completed.

     We have an established relationship with an Alaskan Native Corporation, which should lead to their purchase and use of iKEW product and services. To date this agreement has resulted in discussions of potential customer opportunities for both organizations, but no firm contracts have resulted. If such an agreement is finalized, we believe that in the long term this will lead to more business in the government sector.

     We have also formed a reseller relationship with our former President and CEO (who has remained as a director and one of our principal stockholders). We believe that in the long term this will lead to more international business.

Vertical Markets

     Education is one of the markets that we will continue to focus on. One issue that the iKEW(TM) product addresses is how to deliver training in a cost effective manner. They want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW(TM) solves this with world-class proprietary security. We continue to pursue educational initiatives through the internal organizations of various companies, as well as public and private educational institutions.

     Price comparison solutions is another market that we intend to continue to target. One example of the price comparison market is an overnight mail service price comparison solution, which we developed for one of our larger clients. Because of contractual obligations, we are precluded from releasing the name of this client, but it is a large San Francisco based financial firm. With overnight mail service, addresses are certified against the United States Postal Service database, prices from different carriers are provided, labels are created, and links are available to track packages. This resulted in our customer generating substantial savings in overnight mail service costs with improved reliability of delivery. This was a license sale.

     Governments at all levels have time-to-market requirements as well. We believe that an iKEW(TM) product implementation could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW(TM) capabilities. All public school districts are potential customers for iKEW(TM). iKEW(TM) provides services that cost effectively link administrators, teachers, students, and parents. Budget limitations have created an environment where school districts cannot afford expensive IT solutions, yet they need to leverage technology to maximize the tax dollars they receive. iKEW(TM) deployed as an Application Service Provider ("ASP") service reduces or eliminates the need for schools to maintain expensive hardware platforms and provides the security schools require.

Small to Medium-Sized Business Market

     Small  to  medium-sized   enterprises  can  take  advantage  of  iKEW(TM)'s
strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. iKEW(TM)'s ASP delivery model reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW(TM) capabilities. We are continuing to move forward with the design and definition of a major upgrade to our iKEW(TM) product, and believe that the next major release will make this market segment more accessible. No date has been set for completion of the upgrade.

iKEW Overview
-------------

     iKEW is a total knowledge management system encompassing business collaboration and data consolidation that is delivered as an application development tool kit. The key to effective knowledge management is to consolidate data so an authorized user can discover, access and utilize it. iKEW combines the following packages under one interface: Portal Management, Content Management, Request Tracking, Workflow Processing, Authoring, Quizzing, Reporting, Scheduling, and Discussion Groups. These packages can be delivered as a combined solution under one look and feel or the customer can choose individual packages and incorporate them into their current environment. The goal is to add packages without adding additional interfaces, while cutting cost and protecting the customer's current investments in technology. Additionally, our proprietary database interface product, Queue Manager, integrates diverse backend systems.

Subsequent Events

     On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. As part of the terms of the Letter of Intent, eSPG agreed to loan us the principal sum of $170,000. If consummated, the proposed terms include a 50-50 split in ownership of our Company, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, a number of issues remain outstanding, but we are continuing to discuss this proposed transaction, as well as other possible scenarios with eSPG. If the business transaction is not consummated, we will also owe an additional $25,000 to eSPG for a break-up fee.

     Also, in August 2005, one of our principals resigned his positions as Chief Technical Officer, Chief Financial Officer and Director. In February 2005, Mr. Thorson resigned his positions as Chief Executive Officer, but he remains a Director. Mr. Slack assumed the duties of Chief Executive Officer upon this resignation.

Employees

     During fiscal year 2005, we had eight employees, five of whom were in the area of sales and marketing, software development and customer service, and two of whom were in administration. As of the date of this Report, we have seven (7) employees, including two in sales, three in software development and Mr. Slack, our CEO. None of our employees are members of any union and we consider our employee labor relations to be good.

Competitive Conditions

     Our industry is highly competitive and includes both small firms and large diversified firms that have greater financial, technical and marketing capabilities than we currently have available. Our industry is not dominated by any one firm.

     Because of the unique nature of our product, we offer the same solutions/services along various industry segments, including portals, content management, business process management, document management, customer relationship management and instant collaboration. None of our competitors attempt to offer their products to all of these categories. Separated by these categories, our competitors include, but are not limited to Hummingbird, IBM and Oracle (portals), Stellent and FileNet (content management and document management), Megastorm and Pega (business process management), Remedy and Siebel (customer relationship management) and Genesis and Raindance (instant collaboration).

     We compete on the basis of competitive pricing, a reputation for quality and the unique nature of our software. We believe that it is our tightly coupled and highly integrated product that allows us to cross the different market categories enabling us to deliver projects quicker and for less cost than our competitors. A large number of established and well-financed entities are active in our industry. Many such entities have significantly greater financial resources, technical expertise and managerial capabilities than ours and, consequently, we are and will continue to be at a competitive disadvantage.

Government Regulations

     We are not subject to any extraordinary government regulations.

Patents and Trademarks

     In  addition  to  rights   provided  at  common  law,  we  have   submitted
trademark/servicemark applications with the U.S. Patent & Trademark Office to register the marks "iKEW" and "REAL WORLD SIMPLICITY" and to have them listed in its principal register. Subsequently, in November 2005, we were advised that our applications were accepted. An application to register our trademarks has been submitted and as of the date of this Report, our application is pending. This action was taken in January 2006.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Our principal place of business is located at 6886 S. Yosemite Street, Centennial, Colorado, which we lease on a month-to-month basis at a monthly rate of $2,000. This space consists of 1,100 square feet of executive offices and open space devoted to research and development activities and a conference room. As of the date of this Report, we are exploring new office space leasing opportunities.

     During our fiscal year ended June 30, 2005, we also subleased space at 5520 Tech Center Drive, Suite 102, Colorado Springs, Colorado 80920, where we performed our research and development activities. This space consisted of approximately 960 square feet and includes two executive offices and a work area. We had an agreement with one of our customers to provide $18,000 worth of services and product for this location. In April 2006, this arrangement was terminated and we have consolidated all of our operations at our principal place of business described above.

     During our fiscal year ended June 30, 2005, we also leased computer hardware equipment under non-cancelable capital leases. These leases expired between March 2005 and September 2005, and, pursuant to the terms of these leases, we exercised an option to purchase the equipment for a nominal fee.

     We own furniture, fixtures and computer equipment. In addition we have a Hosting agreement with Verizon Business for our Production Server environment.

     Our principal office's telephone number is (720) 493-1660 and facsimile number is (719) 264-4319.

Subsequent Event

     Effective June 1, 2006, we leased additional space to replace our location in Colorado Springs, Colorado. This new space, located at Suite 100, 19 N. Tejon Street, Colorado Springs, Colorado 80903, consists of 1,955 square feet of general office space, and has been leased for a 36-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30, 2007, $2,524 per month through April 30, 2008, and $2,599 per month through April 30, 2009.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings that are pending or have been threatened against us of which our management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2005, no matters were presented to our shareholders for approval.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. As of the date of this Report, our Common Stock is traded on the "pink sheets" operated by the National Association of Securities Dealers, Inc., under the trading symbol "TSIH." From January 2, 1987 until April 2005, our Common Stock traded on the Over-the-Counter Bulletin Board under the same symbol, but because of our failure to timely file reports pursuant to the Securities Exchange Act of 1934, as amended, we were delisted from trading on the OTCBB. We intend to cause an application to be filed to allow us to return to the Bulletin Board once we become current in our filings. However, there can be no assurances that our application will be approved.

     The range of closing bid prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

            Quarter Ending                            High         Low
            --------------                            ----         ---

            September 30, 2003                        $0.05        $0.02
            December 31, 2003                          0.02         0.02
            March 31, 2004                             0.08         0.03
            June 30, 2004                              0.15         0.04

            September 30, 2004                        $0.06        $0.03
            December 31, 2004                          0.05         0.03
            March 31, 2005                             0.06         0.03
            June 30, 2005                              0.04         0.01

     The closing bid price of our Common Stock on June 12, 2006 was $.02. As of June 12, 2006, there were approximately 1,631 shareholders of record of our Common Stock, not including those persons who hold their shares in "street name."

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

Overview

     We are a Wyoming corporation formed in 1987 under the name "Tyrex Oil Company." We have two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si"), where all of our operations are currently conducted, and KEWi.net, Inc., also a Colorado corporation, which is dormant as of the date of this Report.

     We are currently engaged in the marketing, sales and integration of our proprietary software product, iKEW(TM), and the licensing of the iKEW(TM) Internet-based customer support system. Our operations include data consolidation and business coordination. Our iKEW(TM) (Internet powered Knowledge, Experience and Wisdom) products provide our customers business process tools and support. Portal Management, Content Management, Request Tracking and Workflow Processing are all integrated and presented through the customer's look and feel.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2005 and 2004.

     We generated revenues of $320,520 during our fiscal year ended June 30, 2005, compared to revenues of $1,099,944 during our fiscal year ended June 30, 2004, a decrease of $779,424. This is principally attributable to our lack of working capital, which has limited our ability to develop the next generation of software. As a result, we were forced to limit our sales and marketing activities, which had a negative impact on our revenues during our fiscal year ended June 30, 2005.

     Our cost of sales during our fiscal year ended June 30, 2005 was $324,521, compared to $326,484 in 2004, a decrease of $1,963.

     During our fiscal year ended June 30, 2005, our operating expenses were $680,169, compared to operating expenses of $808,688 during our fiscal year ended June 30, 2004, a decrease of $128,519. This arose from a decrease in wages, directly related to our lower number of employees and our attempts to control costs. However, we recognize that we pay a large portion of our gross revenues in salaries. This is as a result of our dilemma to keep our quality employees to handle our research and development efforts in order to maintain and develop our principal asset, our software. We continue to address the need for additional working capital.

     Interest expense remained relatively constant in our fiscal year ended June 30, 2005, compared to the similar period in 2004, as we incurred $26,167 in 2005, compared to $26,658 in 2004, a decrease of $491, which resulted from lower principal balances outstanding.

     As a result of the above circumstances, we incurred a loss of ($706,336) during the fiscal year ended June 30, 2005 (approximately $.02 per share), compared to our incurring a loss of ($69,509) (less than $.01 per share) during our fiscal year ended June 30, 2004.

Liquidity and Capital Resources

     At June 30, 2005, we had $2,568 in cash and cash equivalents.

     At June 30, 2005, we had accounts receivable in the amount of $13,500, compared to $51,583 at June 30, 2004.

     Beginning in February 2003 through April 2005, our former President and CEO (who is still a director and principal stockholder) loaned us the principal sum of $495,412. He resigned his positions as our CEO and President in February 2005. At that time we renegotiated that debt pursuant to the following terms:
$345,000 of the debt was converted to a seven-year note payable from us which provides for quarterly interest only payments, with interest accruing at eight percent (8%) per year ($6,900 per payment), with a balloon payment of $345,000 plus the last interest payment of $6,900 due at the end of the note period. The $345,000 debt has been classified as long term on our accompanying balance sheet. The debt had previously been classified as short term. Interest paid on this debt was $4,968 in 2005 and $19,683 in 2004. The balance of $150,000 was utilized to exercise an outstanding option to purchase 3,000,000 shares of our Common Stock at a conversion price of $.05 per share.

     Cash advances and accrual of salaries and expenses which are listed as accounts payable to related parties were made to us from an individual who is one of our officers, a director and a principal stockholder and two of our other directors and principal stockholders. Subsequent to June 30, 2005, the advances and accruals from the stockholders were converted to notes payable.

     We also have established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO's personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25% as of June 30, 2005. The amount outstanding as of June 30, 2005 was $43,252.

     We estimate our cash requirements for the next twelve (12) months will be approximately $1,000,000. In addition to working capital to address our administrative needs, most of these funds, if raised, will be utilized to finalize development of our next generation of iKEW(5.0) code. As of the date of this Report, we have completed the first phase of this development, but still need at least $500,000 to complete version 5.0. The remaining balance of funds will be utilized to assist us in making inroads into our designated market segment. Increase of our customer base is critical.

     Within our industry it is necessary to work with companies such as IDC, Gartner and Forrester in order to have software validated. Due to the amount of software being developed it is almost impossible for IT Directors and CIOs to stay abreast of all the new technology available. As a result, companies retain the services of organizations such as those named above to research the markets and share this information with their technical staffs. In turn, companies such as Gartner, Forrester and IDC charge a fee to companies such as ours to review their software. These fees can be high for a number of reasons. First, companies such as Microsoft take up an inordinate amount of the resources these companies have available due to their size and development efforts. Conversely, companies such as ours find that they pay higher fees to the reviewing companies in order to ensure that their products receive the attention they need. Fees for this market often begin at $50,000 per year and for large companies can extend into the millions. One of our goals for this year is to have our product reviewed and use the subsequent white paper as marketing collateral for sales people and business partners.

     While we have had discussions with various groups about providing either debt or equity financing for us, as of the date of this Report we have no commitment from any financial institution, investment banking firm or any other group to provide this necessary funding, and no assurances can be provided that such an agreement will be obtained in the near future. Failure to obtain these funds will have a negative impact on our operations and future profitability.

     We believe that we have the capacity to generate enough working capital from operations, if we can complete the development of our next generation of software. We have had discussions to sell our product with numerous large corporations located throughout the US. While no assurances can be provided that we will consummate these sales, if so consummated we expect that the revenues generated from such sales will be sufficient to meet our working capital requirements for the next 12 months.

     The report issued by our independent accountants to our audited financial statements included below in this Report contains a separate paragraph stating, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to our financial statements, we have suffered recurring losses from operations and have working capital and stockholders' deficits. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described above, as well as in Note A. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Subsequent Event

     Subsequent to June 30, 2005, we received loans in the principal amount of $50,000 from Fred Slack, our current CEO, and Larry Valdez, an officer and director. These loans are due on demand and accrue interest at the rate of 8% per annum.

     Also, as discussed above under "PART I, Item 1, Description of Business - Subsequent Events," on August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. As part of the terms of the Letter of Intent, eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of our Company, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, a number of issues remain outstanding, but we are continuing to discuss this proposed transaction, as well as other possible scenarios with eSPG. One of the primary terms being discussed is that we are requiring eSPG to provide additional working capital at closing to meet our anticipated needs. As of the date of this Report, no definitive conditions have been agreed between us in this regard. Potential investors should be aware that the LOI is not a binding agreement and we are still involved in negotiations on the proposed structure of this transaction. If the business transaction is not consummated, we may also owe an additional $25,000 to eSPG for a break-up fee.

Trends

     We believe that our sales model is beginning to be accepted by our customer base but has not been readily accepted in the past by our target market because of the need to educate our potential customers on the development of customized interfaces and migrate information from outdated and old technology or systems. Our products unique ability to web-enable the data within a legacy system has created more interest. Management therefore believes that our success and any increase in interest in our product is tied to creating an increased awareness in the capabilities of our product. Because our customers are accustomed to protecting all trade secrets related to their systems operations, it has been difficult to communicate the full capabilities of our product on a case-by-case basis. However, we believe that over time, companies within our target market segments will become aware that enhancing capabilities of older operating systems is not a barrier for our product, but rather, an opportunity to increase our product acceptance.

     Obtaining new business in our highly competitive industry will continue to require us to focus on our sales model, communication of our product's capabilities, and focus on product development. However, existing customers have expressed an appreciation for our diligence, patience, creativity and commitment to our sales model when establishing stable environments for our product applications. Moreover, as our product begins to become the subject of additional interest in the marketplace, we have increased our efforts to develop brand recognition in our products.

     Our principal services will continue to be focused on portal and collaborative tools, connectivity of legacy systems, web-site development and notification system implementation using the iKEW product, and licensing of the iKEW internet-based content management and collaboration.

     Currently, we believe we are poised to grow with new customers to take advantage of the strength iKEW(TM) has created for customers such as MCI, Wells Fargo Service Co., SMI International and others. The current version of iKEW(TM) has proven to be one of the most flexible and robust tools on the Collaborative Content Management market. Its tightly integrated blend of customer driven Portal Management, Request Tracking, Content Management and Work Flow Management is not found in any other product on the market today. In addition, we can provide multiple languages (due to its double byte design), custom reports, versioning control, different presentation templates and many other features in every implementation, if desired by the customer. All of this customer centric design allows for the typical iKEW(TM) implementation to come to the customer in as little as six (6) weeks, creating a tremendous time to market advantage when compared to traditional vendors.

     We believe that lack of working capital has been the principal reason behind our inability to grow our business during our fiscal year ended June 30, 2005. This shortage of capital has caused customers as well as potential business partners to have concern about doing business with us. We have addressed this issue primarily by suggesting that source code be kept in escrow. From November 2005 through January 2006, we have seen an increased interest in our product and have signed agreements representing over $400,000. There can be no assurances that we will be able to maintain this level of business in the future.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended June 30, 2005.

Critical Accounting Policies and Estimates

     We believe our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Puiblic Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition." These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the vendor's fee is fixed or determinable and collectability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software purchased via our ASP model is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided unless the customer has purchased an enterprise site license.

     Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2005, and for the years ended June 30, 2005 and. June 20, 2004. During the year ended June 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                               3Si HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

         Consolidated Balance Sheet                                   F-3 to F-4

         Consolidated Statements of Operations                               F-5

         Consolidated Statements of Cash Flows                        F-6 to F-7

         Consolidated Statements of Stockholders' (Deficit)                  F-8

         Notes to Consolidated Financial Statements                  F-9 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
3Si Holdings, Inc.
Centennial, Colorado

We have audited the accompanying consolidated balance sheet of 3Si Holdings, Inc. and subsidiary as of June 30, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. and subsidiary as of June 30, 2005, and the results of its consolidated operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's minimal revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 s/Gordon Hughes & Banks, LLP
                                                 Gordon, Hughes & Banks, LLP

September 13, 2005
Greenwood Village, Colorado

                                       F-2

                        3Si Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                  June 30, 2005


                                     ASSETS

CURRENT ASSETS:

         Cash and cash equivalents                                    $   2,568
         Accounts receivable                                             13,500
         Prepaid expenses and other current assets                          483
                                                                      ---------

                  Total current assets                                   16,551
                                                                      ---------

PROPERTY AND EQUIPMENT, AT COST:

         Computer systems and software                                $ 235,348
         Furniture and fixtures                                          12,683
         Vehicle                                                         20,397
                                                                      ---------
                                                                        268,428
         Less: accumulated depreciation                                (191,276)
                                                                      ---------

                  Property and Equipment, net                            77,152
                                                                      ---------

                           Total assets                               $  93,703
                                                                      =========


        The accompanying notes are an integral part of these statements.



                                       F-3
                                                                              22

                        3Si Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                  June 30, 2005


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                          187,334
         Unearned revenue                                               130,588
         Accounts payable - related parties                             127,202
         Notes payable - stockholder                                     67,600
         Current portion of capital lease obligations               $     7,408
                                                                    -----------

                  Total current liabilities                             520,132
                                                                    -----------

NON-CURRENT LIABILITIES:

         Notes payable - stockholder                                    345,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
(NOTES A AND F):                                                             --

STOCKHOLDERS' (DEFICIT):

         Common stock - authorized 50,000,000 shares of
         $.01 par value; 39,325,943 shares issued and
         outstanding                                                    393,358
         Additional paid-in capital                                   5,617,420
         Accumulated (deficit)                                       (6,744,024)
         Treasury stock at cost - 215,000 shares                        (38,184)
                                                                    -----------

                  Total stockholders' (deficit)                        (771,430)
                                                                    -----------

                  Total liabilities and stockholders' (deficit)     $    93,703
                                                                    ===========


        The accompanying notes are an integral part of these statements.


                                       F-4
                                                                              23

                        3Si Holdings, Inc. and Subsidiary
                      Consolidated Statements of Operations
                       Years Ended June 30, 2005 and 2004

                                                        2005           2004
                                                    ------------   ------------

Revenues                                            $    320,520   $  1,099,944

Costs of revenues                                        324,521        326,484
                                                    ------------   ------------

                  Gross profit (loss)                     (4,001)       773,460

Selling and administrative expenses                      676,168        808,688
                                                    ------------   ------------

                  (Loss) from operations                (680,169)       (35,228)
                                                    ------------   ------------
Other income (expense)
         Interest expense                                (26,167)       (26,658)
         Loss on purchase of minority interest in
                  subsidiary                                  --        (13,112)
         Other income, net                                    --          5,489
                                                    ------------   ------------
                  Total other income (expense)           (26,167)       (34,281)
                                                    ------------   ------------

                  (Loss) before income taxes            (706,336)       (69,509)

Income tax expense                                            --             --
                                                    ------------   ------------

                  Net (loss)                        $   (706,336)  $    (69,509)
                                                    ============   ============

Basic and diluted net (loss) per
         common share                               $     (0.018)  $     (0.002)
                                                    ============   ============
Weighted average common shares,
         basic and diluted                            36,597,176     36,175,476
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        3Si Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2005 and 2004

                                                                           2005         2004
                                                                        ---------    ---------
Cash flows from operating activities:
         Net (loss)                                                     $(706,336)   $ (69,509)
         Adjustments to reconcile net (loss) to net cash (used
         for) provided by operating activities:
                  Depreciation                                             39,551       42,151
                  Loss attributable to purchase of minority interest           --       13,112
                  Changes in operating assets and liabilities:
                           Decrease (increase) in accounts receivable      38,063      (49,448)
                           Decrease (increase) in prepaid expenses
                                    and other current assets               10,852       19,783
                           (Decrease) increase in accounts payable
                                    and accrued expenses                  164,259      (55,860)
                           (Decrease) increase in accounts payable-
                                    related parties                       127,203           --
                           (Decrease) increase in unearned revenue         30,614     (123,864)
                                                                        ---------    ---------

         Net cash (used for) provided by operating activities            (295,794)    (223,635)
                                                                        ---------    ---------

Cash flows from investing activities:
         Purchase of property and equipment                                    --      (36,651)
                                                                        ---------    ---------

         Net cash (used for) investing activities                              --      (36,651)
                                                                        ---------    ---------

Cash flows from financing activities:
         Repayments on capital lease obligations                          (28,102)     (24,879)
         Borrowings - stockholders                                         67,600      495,412
         Repayments - stockholders                                             --     (100,000)
         Repayments on bank financing                                          --     (541,845)
                                                                        ---------    ---------

         Net cash (used in) provided by financing activities               39,498     (171,312)
                                                                        ---------    ---------

                  Net increase (decrease) in cash
                           and cash equivalents                          (256,296)    (431,598)

Cash and cash equivalents at beginning of year                            258,864      690,462
                                                                        ---------    ---------

Cash and cash equivalents at end of year                                $   2,568    $ 258,864
                                                                        =========    =========

Summary of non-cash investing and financing activities:

Effective September 23, 2003, the Company executed an agreement with the minority stockholders of KEWi.net, Inc. whereby the Company acquired the remaining 31% interest in its subsidiary in exchange for 655,606 shares of common stock. As a result, the Company owns 100% of KEWi.net, Inc.

$150,000 or a portion of a currently outstanding note to a stockholder was extinguished in exchange for a cashless exercise of 3,000,000 stock options at $0.05 per share or $150,000.

Supplemental cash flow disclosures:

                                                               2005       2004
                                                            ---------   -------

Interest paid                                               $   7,651   $26,658
                                                            =========   =======

Income tax paid                                             $      --   $    --
                                                            =========   =======

        The accompanying notes are an integral part of these statements.

                        3Si Holdings, Inc. and Subsidiary
          Consolidated Statements of Changes in Stockholders' (Deficit)
                       Years Ended June 30, 2004 and 2005

                                                Common Stock
                                         -------------------------
                                                                      Additional                                    Total
                                               #                       paid-in     Accumulated     Treasury     stockholders'
                                            Shares        Amount       capital      (deficit)        stock        (deficit)
                                         -----------   -----------   -----------   -----------    -----------    -----------

Balances, July 1, 2003                    35,670,337   $   356,703   $ 5,490,963   $(5,968,179)   $   (38,184)   $  (158,697)

Shares issued to purchase minority
     interest in KEWi.net,Inc
     subsidiary                              655,606         6,655         6,457            --             --         13,112
Net (loss) for the year ended June 30,
     2004                                         --            --            --       (69,509)            --        (69,509)
                                         -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2004                   36,325,943       363,358     5,497,420    (6,037,688)       (38,184)      (215,094)

Shares issued upon exercise of stock
     options                               3,000,000        30,000       120,000            --             --        150,000
Net (loss) for the year ended June 30,
     2005                                         --            --            --      (706,336)            --       (706,336)
                                         -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2005                   39,325,943   $   393,358   $ 5,617,420   $(6,744,024)   $   (38,184)   $  (771,430)
                                         ===========   ===========   ===========   ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note A - Organization and Business

3Si Holdings, Inc. and Corporate Structure

3Si Holdings, Inc. ("TSIH" or the "Company") was incorporated in Wyoming in 1999.

On May 28, 1997, TSIH acquired 100% of the common stock of 3Si, Inc. ("3Si"). 3Si was incorporated in the State of Colorado in 1979. The acquisition was accounted for as a purchase of TSIH by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

KEWi.net, Inc. ("KEWi") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003 (Note I), the Company acquired the 31% minority interest in KEWi and now owns 100% of KEWi.net, Inc.

The Company focuses its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company's principal services provided during the years ended June 30, 2005 and 2004 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system. The Company's principal markets are large corporations located in Colorado.

The corporate offices are located in Centennial, Colorado.

Going Concern Contingency

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2005 had a working capital (deficit) of ($503,581) and a stockholders' (deficit) of ($771,430). The Company has limited access to additional working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Other than capitalized lease obligations, the Company has no debt outstanding to financial institutions as of June 30, 2005. Significant portions of the Company's current obligations were incurred to develop its current software products. However, management anticipates the software in its current state is technologically viable in the near term, with the need for updates requiring only minimal investment. Management also believes the Company's market share has increased recently, and is currently negotiating several long-term sales contracts with prospective new customers.

Additionally, subsequent to June 30, 2005, and as of August 23, 2005, the Company entered into a Letter of Intent for a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG"), based in Tampa, Florida. The business combination with eSPG, as contemplated, would provide a significant infusion of capital into the Company and provide it with the wherewithal to pursue several long-term contracts. However, there can be no assurances that the Company or eSPG will consummate the letter of intent to merge their companies or that the capital contribution will be made as currently contemplated. See Note J
- Subsequent Events for further information.


Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company's majority-owned Subsidiary. All inter-company balances and transactions have been eliminated.

Business Segments

TSIH currently operates only in the business segment related to its iKEW products. iKEW is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States. See Note C for information on significant customer concentrations.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Depreciation expense is as follows:
                                                             Depreciation
                           Year Ended                           Expense

                           6/30/2004                         $  42,151
                           6/30/2005                            39,551

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

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expenses of $0 and $20,923 were incurred for the years ended June 30, 2005 and June 30, 2004, respectively.

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

Since the Company had net (losses) for the years ended June 30, 2005 and June 30, 2004, per share amounts were computed only on the basis of 36,597,176 and 36,175,476 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants, and stock options would have had an anti-dilutive effect.

Fair Value of Financial Instruments

Estimated fair values of the Company's financial instruments are as follows:

                                                          As of June 30, 2005
                                                        -----------------------
                                                        Carryng
                                                         Amount     Fair Value
                                                        --------     ----------

        Cash and cash equivalents                       $  2,568        $2,568
        Note payable - stockholders                     (345,000)     (345,000)
        Capital lease obligations                         (7,408)       (7,408)

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

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Stock-Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options granted to employees or directors with an exercise price that is less than the market price on the grant date of the option. For stock options granted to employees or directors with exercise prices at or above the market value of the stock on the grant date, the Company adopted the fair value disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the options granted to employees or directors been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net (loss) and net (loss) per share for the years ended June 30, 2005 and June 30, 2004 would have been increased to the pro forma amounts indicated below.

                                                   For the Year Ended June 30,
                                                   ---------------------------
                                                      2005            2004
                                                      ----            ----

     Net (loss):                  As reported      $(703,336)      $(69,509)
                                  Pro forma        $(721,289)      $(76,895)

     Net (loss) per share:        As reported      $  (0.018)      $ (0.002)
                                  Pro forma        $  (0.018)      $ (0.002)

The fair value of the common stock options granted during 2005 and 2004 for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model using the following assumptions:

                                                   For the Year Ended June 30,
                                                   ---------------------------
                                                      2005            2004
                                                      ----            ----

     Expected dividend yield                              --             --
     Expected price volatility                           131%           131%
     Risk-free interest rate                               6%             6%
     Expected life of options                        3 years        3 years

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Effect of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will have no effect on the Company's operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and is expected to have a material effect on the Company's reporting of stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and will have no effect on the Company's operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board ("APB") Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period

                                      F-14

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005 and will have no effect on the Company's operations.

Management does not expect the adoption of these rules and pronouncements to have a material impact on the Company's financial statements.


Note C - Major Customers and Concentrations of Credit Risk

Approximately 94% of the Company's revenues for the years ended June 30, 2005 and June 30, 2004 were derived from two significant customers in each year, including one customer that accounted for 72% and 73%, respectively, another customer that accounted for 0% and 21%, respectively and one other customer that accounted for 22% and 0%, respectively of the Company's revenues. The Company had an account receivable balance of $12,000 from one of these three customers at June 30, 2005. Generally, the Company does not require collateral or other security to support customer receivables.

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and trade receivables.


Note D - Notes Payable to Shareholder

Previous to 2005, the former President and CEO who is still a Director and principal stockholder had loaned $495,412 to the Company. As of June 30, 2005, the Company renegotiated that debt with the following terms and conditions:

$345,000 of the debt was converted to a Note from the Company with quarterly interest only payments at an eight percent (8%) simple annualized interest rate equaling $6,900 per payment over a period not to exceed seven years from the first payment. The last payment shall be in the principal amount of $345,000 plus the last interest amount of $6,900. The $345,000 debt has been classified as long term in the accompanying balance sheet.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

$150,000 or a portion of a currently outstanding note to a stockholder was extinguished in exchange for a cashless exercise of 3,000,000 stock options at $0.05 per share or $150,000.

Interest was paid on the debt owed to the former President and CEO of $4,968 in 2005 and $19,683 in 2004. The debt had previously been classified as short term in the accompanying balance sheet.


Note E - Capital Lease Obligations

The Company has capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of June 30, 2005, all capital lease obligations are classified as current in the accompanying balance sheet.


Note F - Commitment

Operating Lease

The Company leases office space under a month to month operating lease. Office space and other rent expense for the years ended June 30, 2005 and 2004, was $31,928 and $29,276, respectively.


Note G - Stockholders' Equity (Deficit)

Stock Option Plan

On June 18, 1998, the stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of common stock. On March 9, 2005 the Board of Directors and a majority of the stockholders approved an action to increase the number of shares authorized in the plan to 10,000,000.

The options vest over a period of three years.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      # Shares     Exercise
                                                    Under Option    Price*
                                                    ------------  --------
End of period, June 30, 2003                         4,444,000    $   0.07

Granted                                                250,000        0.05
Forfeited                                           (1,097,000)      (0.13)
                                                     ---------    --------

End of period, June 30, 2004                         3,597,000        0.05

Granted                                              1,400,000        0.05
Forfeited                                                   --        (  -)
Exercised                                            3,000,000        0.05
                                                     ---------    --------

End of Period, June 30, 2005                         1,997,000    $   0.05
                                                     =========    ========
* Weighted average

Exercise prices of all stock options outstanding as of June 30, 2005 range from $0.05 to $0.10 per share.

Following is a summary of the status of options outstanding at June 30, 2005:

             Outstanding Options                 Exercisable Options
       -----------------------------     --------------------------------
                                              Term
         Number       Exercise Price       Expiration             Number
       ---------      --------------     --------------          -------
       1,400,000          $ 0.05         January 2015            350,000
         250,000            0.05         December 2013           125,000
           5,000            0.05         November 2012             3,750
         340,000            0.05         October 2011            340,000
           2,000            0.10         September 2008            2,000
       ---------                                                 -------
       1,997,000                                                 820,750
       =========                                                 =======

No compensation cost was charged to operations for either of the years ended June 30, 2005 and 2004. See Note B for the pro-forma disclosure effects of adopting SFAS No. 123.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Prior to the year ended June 30, 2004, KEWi was excluded from the filing of a consolidated income tax return. Net operating loss carry forwards as available at June 30, 2005, expires as follows:

         YEAR                                  TSIH             KEWi
         ----                               ---------         --------

         2019                             $   616,000   $            -
         2020                                 196,000          413,000
         2021                                  99,000                -
         2022                                 135,000                -
         2023                                 115,000                -
         2024                                 137,000                -
                                         ------------   --------------
                                           $1,199,000         $512,000

The Company's deferred tax assets and liabilities are comprised of the following:

                                                           2005
                                                         --------
Non-current:
    Tax benefit of net operating loss carry forward      $667,000
    Other                                                  45,000
                                                         --------
                                                          712,000
Valuation allowance                                      (712,000)
                                                         --------

    Net non-current                                             -
                                                         --------
Net deferred tax assets                                  $      -
                                                         ========

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forward and reversal of timing differences. A valuation allowance of $712,000 is provided at June 30, 2005 for the benefits, which the Company may not be able to use.

Reconciliation of income taxes to Federal statutory rates is as follows:

                                                         2005           2004
                                                      ---------      ---------

Income taxes (benefit) expense at statutory rates $ (32,000) $ (26,000) Permanent tax differences
         Other                                            5,600          5,600
State taxes and other                                    (7,000)       (26,000)
Valuation allowance                                     (33,400)       (46,400)
                                                      ----------     ----------
         Income tax expense                           $        -     $        -
                                                      ==========     ==========


Note I - Related Party Transaction

As further discussed in Note D, a note payable in the amount of $345,000 is outstanding to a former President and former CEO of the Company who is still a Director and principal stockholder of the Company.

Interest paid on the note was $4,968 and $19,683 for the years ended June 30, 2005 and 2004, respectively.

Cash advances and accrual of salaries and expenses which are listed as accounts payable to related parties were made to the Company from an individual who is an officer, director and principal stockholder of the Company and two other directors and principal stockholders of the Company. Subsequent to June 30, 2005, the advances and accruals from the stockholders were converted to notes payable.

The former CTO/CFO of the Company had extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 9.25% as of June 30, 2005. The amount outstanding at June 30, 2005 was $43,252.

                        3Si Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note J - Subsequent Events

Subsequent to June 30, 2005, and as of August 23, 2005, the Company entered into a Letter of Intent for a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. The assumed format for the business combination would be a "C" statutory reorganization. The terms of the agreement include (i) eSPG advancing $170,000 to 3Si for use prior to the closing; and (ii) eSPG will close on its commitment from an investor for contribution to eSPG of publicly traded securities with a market value not less than $400,000. Upon closing, eSPG will receive a block of 3Si stock equal to the fully diluted number of shares of 3Si. There are no assurances that this transaction will close.

Subsequent to June 30, 2005, a stockholder and Director resigned his positions of Chief Technical Officer, Chief Financial Officer and Director.

Subsequent to June 30, 2005, and effective June 1, 2006, the Company leased additional space to replace its location in Colorado Springs, Colorado. The new space, located at Suite 100, 19 N. Tejon Street, Colorado Springs, Colorado
80903, consists of 1,955 square feet of general office space, and has been leased for a 36-month term at an initial rent of $2,000 per month through February 28, 2007, then inreasing to $2,450 per month through April 30, 2007, $2,524 per month through April 30, 2008, and $2,599 through April 30, 2009.


















                                      F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information regarding our executive officers and directors as well as other key employees as of the date of this Report:

           Name            Age                   Position
           ----            ---                   --------
     Frederick J. Slack     51   Chief Executive Officer, President and Director
     Felipe L. Valdez       53   Secretary/Treasurer and Director
     Jerome K. Thorson      58   Director
     Karen M. Harned        43   Vice President Sales & Marketing
     Lyndell D. Gibson      54   Chief Technology Officer
     Amadeus Foudray        31   Chief Engineer

     Until his resignation in February 2005, Mr. Thorson held the positions of our Chief Executive Officer and President. He has maintained his position as one of our directors.

     Our articles of incorporation and bylaws provide that the number of members of our board of directors shall be not less than one (1) and not more than nine
(9) members. Our current number of directors is three (3). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors.

     The following is a biographical summary of the business experience of our directors and executive officers:

     Frederick J. Slack was appointed as our Chief Executive Officer, President and Chief Financial Officer in January 2005. He has been one of our directors since 1993. From June 1999 through January 2005, he was our Executive Vice President and a director. Prior, from 1993 through June 1999, he served as our President and CEO. Mr. Slack received a Bachelor of Science degree from the University of Northern Colorado in 1977. He devotes substantially all of his time to our business.

     Felipe L. Valdez was appointed as our Chairman of the Board and Secretary in June 1999. From August 1993 to June 1999, he served as our Chief Operating Officer. Mr. Valdez obtained a Masters degree in Business Administration from the University of Phoenix in 1992 and a Bachelor of Science degree in Business Administration from the University of Albuquerque in 1972. He devotes substantially all of his time to our business.

     Jerome K. Thorson has been a director of our Company since May 2001. Prior, from May 2001 through January 2005, he was our President and Chief Executive Officer. Since February 2005, Mr. Thorson has also been a Managing Director of Ebbtikar, S.A., a subsidiary of Alfaisaliah Group. This organization is engaged in IT services throughout the Kingdom of Saudia Arabia. He has worked in the information technology industry for more than 30 years.

From 1999 to December 2000, he served as president and chief operating officer of (i)Structure Inc., subsidiary of Level III Communications, a technology company located in Broomfield, Colorado. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems Corporation, located in Plano, Texas, his last position being that of a business unit president. He devotes only such time as necessary to our business activities.

     Lyndell D. Gibson assumed his position with our Company in August 2005. Prior, from April 2005 through August 2005, he was an independent consultant. From 1996 through March 2005, Mr. Gibson was a Manager and Senior Manager for MCI Worldcom, Colorado Springs, Colorado. Mr. Gibson received a Bachelor of Science degree from the University of Missouri in 1973. He devotes substantially all of his time to our business.

     Karen Harned, our Vice President of Sales, joined our Company July 1, 2001. Prior, from January 2000 through July 2001, Ms. Harned was a Sales Executive for
(i)Structure, Louisville, Colorado where she reported to Mr. Thorson then the President of iStructure. From 1997 through January 2000, she was a regional manager, client services, for Iron Mountain, Denver, Colorado, a records management company. Ms. Harned obtained a Bachelor of Science degree from the University of Maryland in 1986. She devotes substantially all of her time to our business.

     Amadeus Foudray became our Chief Engineer and lead developer of our iKEW products in March 2001. Prior, from April 1999 through March 2001, he was employed by MCI Worldcom, Colorado Springs, Colorado, where he was responsible for team lead positions for systems analysis group and systems administration groups. He received a Bachelor of Science degree from the University of Wisconsin-Madison College of Engineering in 1998. He devotes substantially all of his time to our business.

Meetings of the Board of Directors and Committees of the Board of Directors

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2005, pursuant to the laws of the State of Wyoming, our Board of Directors held five meetings. In fiscal 2005, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

     During  fiscal  2005,  Audit  Committee  members  were  James  G.  Harding,
Frederick J. Slack, and F. Larry Valdez. Compensation Committee members were James G. Harding, Frederick J. Slack and Jerome K. Thorson.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2005, 2004 and 2003, of our Chief Executive Officer and those other members of our management who received aggregate compensation of $100,000 or more.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                     ---------------------------------

                             Annual Compensation             Awards            Payouts
                         --------------------------  ------------------------  -------
                                            Other                                         All
                                            Annual   Restricted                          Other
Name and                                    Compen-     Stock     Underlying    LTIP    Compen-
Principal                Salary     Bonus   sation     Award(s)  Options/SARs  Payouts  sation
Position          Year     ($)       ($)      ($)        ($)         (#)         ($)      ($)
---------------   ----   --------  -------  -------  ----------  ------------  -------  --------
Frederick J.      2005  $110,000     -0-      -0-        -0-         -0-         -0-       -0-
Slack, CEO (1)    2004  $110,000   $ 3,000    -0-        -0-         -0-         -0-       -0-
                  2003  $110,000     -0-      -0-        -0-         -0-         -0-       -0-

Frank W. Backes,  2005  $110,000     -0-      -0-        -0-         -0-         -0-       -0-
CIO (1)           2004  $114,800   $ 3,000    -0-        -0-         -0-         -0-       -0-
                  2003  $114,800      -0-     -0-        -0-         -0-         -0-       -0-

Jerome K.         2005     -0-       -0-      -0-        -0-         -0-         -0-       -0-
Thorson,          2004  $100,000   $ 2,500    -0-        -0-         -0-         -0-       -0-
President         2003  $100,000     -0-      -0-        -0-         -0-         -0-       -0-

(1) Mr. Slack held the position of Executive Vice President until January 2005, when he was appointed as our CEO/CFO and President upon the resignation of Mr. Thorson as CEO.

(2) Mr. Backes resigned his position as our Executive Vice President and CTO in August 2005.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.

     We currently do not have any employment agreements with any of our executive officers.

Stock Option Plan

     In June 1998, our Board of Directors and shareholders adopted our 1998 Stock Option Plan, reserving an aggregate of 5,000,000 shares of our Common Stock for issuance thereunder. On March 9, 2005, our Board of Directors and the holders of a majority of our issued and outstanding Common Stock approved an increase of the number of shares authorized under the plan to 10,000,000 shares. The options vest over a period of three years.

     At June 30, 2005, there were 1,997,000 shares of our Common Stock subject to options under the Plan. Exercise prices of all stock options outstanding as of June 30, 2005, range from $0.05 to $0.10 per share.

     Following is a summary of the status of options outstanding at June 30, 2005:

             OUTSTANDING OPTIONS                EXERCISABLE OPTIONS
       ------------------------------     -------------------------------
         Number        Exercise Price     Term Expiration          Number
         ------        --------------     ---------------          ------

       1,400,000           $0.05          January 2015            350,000
         250,000           $0.05          December 2013           125,000
           5,000           $0.05          November 2012             3,750
         340,000           $0.05          October 2011            340,000
           2,000           $ .10          September 2008            2,000
       ---------                                                  -------
       1,997,000                                                  820,750
       =========                                                  =======

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) and (b). Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. The amount of Beneficial Ownership figures include outstanding options to purchase shares of our Common Stock that may be exercised over the next 12 months in accordance with the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                     Name and Address        Amount and Nature of      Percent
Title of Class      of Beneficial Owner      Beneficial Ownership      of Class
-------------   ---------------------------  --------------------      --------

Common Stock    Frederick J. Slack(1)              8,027,444             20.4%
                6886 S. Yosemite St.
                Centennial, CO 80112

Common Stock    Felipe L. Valdez(1)                8,250,545             21.0%
                6886 S. Yosemite St.
                Centennial, CO 80112

Common Stock    Frank W. Backes(1)                 8,477,777             21.6%
                6886 S. Yosemite St.
                Centennial, CO 80112

Common Stock    Jerome K. Thorson (1)              3,400,000 (2)          8.6%
                6886 S. Yosemite St.
                Centennial, CO 80112

Common Stock    All Officers and Directors        28,155,766             71.6%
                as a Group (4 persons)
--------------------------

(1) Officer and/or director as of the date of this Report.
(2) Includes 400,000 shares in the name of Mr. Thorson's children.

     The balance of our outstanding common shares are held by 1,627 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From February 2003 through April 2005, our former President and CEO (who is still a director and principal stockholder) loaned us the principal sum of $495,412. He resigned his positions as our CEO and President in February 2005. At that time we renegotiated that debt pursuant to the following terms: $345,000 of the debt was converted to a seven-year note payable from us which provides for quarterly interest only payments, with interest accruing at eight percent (8%) per year ($6,900 per payment), with a balloon payment of $345,000 plus the last interest payment of $6,900 due at the end of the note period. The $345,000 debt has been classified as long term on our accompanying balance sheet. The debt had previously been classified as short term. Interest paid on this debt was $4,968 in 2005 and $19,683 in 2004. The balance of $150,000 was utilized to exercise an outstanding option to purchase 3,000,000 shares of our Common Stock at a conversion price of $.05 per share.

     Cash advances and accrual of salaries and expenses which are listed as accounts payable to related parties were made to us from an individual who is one of our officers, a director and a principal stockholder and two of our other directors and principal stockholders. Subsequent to June 30, 2005, the advances and accruals from the stockholders were converted to notes payable.

     We have established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO's personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25% as of June 30, 2005. The amount outstanding as of June 30, 2005 was $43,252.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Report

Exhibit No.       Description
-----------       -----------

    10.1          Business Lease Agreement - 19 N. Tejon Street, Colorado
                  Springs, Colorado

    31 Certification of our Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification of our Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Following are a list of exhibits that we previously filed with the Securities and Exchange Commission:

Exhibit No.       Description
-----------       -----------

   3.1            Articles of Incorporation

   3.2            Bylaws

   4.1            Form of Specimen Common Stock Certificate

  21.1            List of Subsidiaries

b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three-month period ended June 30, 2005, or subsequent thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Gordon, Hughes & Banks, LLP ("GHB"), our current independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by GHB in fiscal years ended June 30, 2005 and 2004, were approved by our board of directors.

Audit Fees

     The aggregate fees billed by GHB for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for our fiscal years ended June 30, 2005 and 2004, were $25,281 and $20,125, respectively, net of expenses.

Audit-Related Fees

     There were no other fees billed by GHB during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended June 30, 2005 and 2004 was $5,000 and $5,530, respectively.

All Other Fees

     There were no other fees billed by GHB during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2006.

                                         3Si HOLDINGS, INC.
                                         (Registrant)

                                         s/Frederick J. Slack
                                         ---------------------------------------
                                         Frederick J. Slack,
                                         Chief Executive Officer, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 13, 2006.


s/Fredirick J. Slack
-------------------------------------
Frederick J. Slack, Director

s/Felipe L. Valdez
-------------------------------------
Felipe L. Valdez, Director


-------------------------------------
Jerome K. Thorson, Director