Form 10QSB
period 2005-09-30
3SI HOLDINGS INC
filed 2006-09-15
CIK 317889

5


                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

              For the transition period from __________ to________

                        Commission file number 000-09358
                                               ---------




                               3Si HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in our charter)

            Wyoming                                      83-0245581
--------------------------------                  ----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              19 N. Tejon Street, Colorado Springs, Colorado 80903
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 302-3500
                                 --------------
                         (Registrant's telephone number)

                 6886 S. Yosemite Street, Centennial, CO 80112
                 ---------------------------------------------
                                (Former Address)



Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No     X
    --------      --------

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X
    --------      --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock,  $.01 par value                 39,325,943 Shares
     -----------------------------        --------------------------------
                Class                     (outstanding at August 31, 2006)

Transitional Small Business Disclosure Format

Yes            No     X
    --------      --------

                               3SI HOLDINGS, INC.

                                  FORM 10-QSB

                    For the Quarter Ended September 30, 2005


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  UNAUDITED FINANCIAL INFORMATION

         ITEM 1 - Condensed Consolidated Interim Financial Statements:
                - Condensed Consolidated Balance Sheets as of
                    September 30, 2005 and June 30, 2005....................   3
                - Condensed Consolidated Statements of Operations for
                     the Three Months Ended September 30, 2005 and 2004.....   4
                - Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended September 30, 2005 and 2004.....   5
                - Notes to Condensed Consolidated Interim Financial
                     Statements.............................................   6

         ITEM 2 - Management's Discussion and Analysis
                     of Financial Condition and Results of Operations.......   9

         ITEM 3 - Controls and Procedures...................................  17


PART II. OTHER INFORMATION

        ITEM 1 - Legal Proceedings..........................................  18

         ITEM 2 - Changes in Securities.....................................  18

         ITEM 3 - Defaults Upon Senior Securities...........................  18

         ITEM 4 - Submission of Matters to a Vote of Security Holders.......  18

         ITEM 5 - Other Information.........................................  18

         ITEM 6 - Exhibits and Reports on Form 8-K..........................  18

         SIGNATURE..........................................................  19

                    PART I - UNAUDITED FINANCIAL INFORMATION

ITEM 1   -   CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               3SI HOLDINGS, INC.
                               ------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                               September 30,        June 30,
                                                                    2005              2005
                                     ASSETS                     (unaudited)         (audited)
                                     ------                    -------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                  $     23,363       $     2,568
    Accounts receivable                                               9,140            13,500
    Prepaid expenses                                                  3,190               483
                                                               ------------       -----------
              Total current assets                                   35,693            16,551
                                                               ------------       -----------
PROPERTY AND EQUIPMENT, at cost:
    Computer systems, software, furniture and vehicle               268,428           268,428
    Less - accumulated depreciation                                (200,003)         (191,276)
                                                               ------------       -----------
              Property and Equipment, net                            68,425            77,152
                                                               ------------       -----------
              Total assets                                     $    104,118       $    93,703
                                                               ============       ===========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                    ---------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                   $    346,776       $   187,335
    Accounts payable - related parties                               31,704            36,202
    Unearned revenue                                                 86,013           130,588
    Current portion of capital lease obligations                      7,408             7,408
    Shareholder advances (Note 3)                                   158,600           158,600
                                                               ------------       -----------
              Total current liabilities                             630,501           520,133
                                                               ------------       -----------

LONG-TERM LIABILITIES:
    Note payable--Shareholder (Note 3)                              345,000           345,000

SHAREHOLDERS' (DEFICIT):
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 39,325,943 shares outstanding
       at September 30 and June 30, 2005                            393,358           393,358
    Additional paid-in capital                                    5,617,420         5,617,420
    Accumulated (deficit)                                        (6,843,977)       (6,744,024)
    Treasury stock at cost--215,000 shares                          (38,184)          (38,184)
                                                               ------------       -----------
              Total shareholders' (deficit)                        (871,383)         (771,430)
                                                               ------------       -----------
              Total liabilities and shareholders' (deficit)    $    104,118       $    93,703
                                                               ============       ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               3SI HOLDINGS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)


                                                              For the Three Months
                                                               Ended September 30,
                                                            -----------------------
                                                                2005         2004
                                                            ----------   ----------
SOFTWARE DELIVERY, CONSULTING AND OTHER SERVICE REVENUES    $   73,217   $   53,955

COST OF REVENUES                                                43,355       78,714
                                                            ----------   ----------
              Gross profit (loss)                               29,862      (24,759)
                                                            ----------   ----------
OPERATING EXPENSES:
    Selling and administrative expenses                        122,671      197,342
                                                            ----------   ----------
(LOSS) FROM OPERATIONS                                         (92,809)    (222,101)

OTHER INCOME (EXPENSE):
    Interest income (expense)                                   (7,144)      (6,532)
                                                            ----------   ----------
NET (LOSS)                                                  $  (99,953)  $ (228,633)
                                                            ==========   ==========
NET (LOSS) PER SHARE:
    Basic and diluted net (loss) per common share           $     0.00   $    (0.01)
                                                            ==========   ==========
    Weighted average shares used in computing basic
       and diluted net (loss) per common share              39,325,943   36,325,943
                                                            ==========   ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               3SI HOLDINGS, INC.
                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                         For the Three Months
                                                                          Ended September 30,
                                                                       ------------------------
                                                                          2005          2004
                                                                       ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                         $ (99,953)    $ (228,633)
    Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities -
          Depreciation                                                     8,727         10,554
          Changes in operating assets and liabilities -
              Accounts receivable                                          4,360         28,376
              Prepaid expenses and other assets                           (2,707)        (2,121)
              Accounts payable and accrued liabilities                   154,943         21,818
              Unearned revenue                                           (44,575)       (29,268)
                                                                       ---------     ----------
                 Net cash provided by (used in) operating activities      20,795       (199,274)
                                                                       ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of capital lease obligation                                        -         (6,767)
                                                                       ---------     ----------
                 Net cash (used in) financing activities                       -         (6,767)
                                                                       ---------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      20,795       (206,041)

CASH AND CASH EQUIVALENTS, beginning of period                             2,568        258,864
                                                                       ---------     ----------
CASH AND CASH EQUIVALENTS, end of period                               $  23,363     $   52,823
                                                                       =========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                      $     244     $    6,532
                                                                       =========     ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               3SI HOLDINGS, INC.
                               ------------------

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
          ------------------------------------------------------------

                               SEPTEMBER 30, 2005
                                   (Unaudited)


(1)  ORGANIZATION AND NATURE OF BUSINESS
     -----------------------------------

3Si Holdings, Inc.  ("TSIH" or "Company") was incorporated in Wyoming in 1999.

On May 28, 1997, TSIH acquired 100% of the common stock of 3Si, Inc. ("3Si"). 3Si was incorporated in the State of Colorado in 1979. The acquisition was accounted for as a purchase of TSIH by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si shareholders.

KEWi.net, Inc. ("KEWi") was incorporated in February 1999 as a TSIH subsidiary in Colorado. TSIH owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003, we acquired the 31% minority interest in KEWi and now own 100% of KEWi.net, Inc.

We focus our efforts on the 5.0 version of our "Business Collaboration, Data Consolidation" software known as iKEW. This development includes the marketing, sales, and implementation of the family of products known as iKEW. Our principal services during the years ending June 30, 2005 and 2004 were web enabled data integration and business collaboration activities through the use of the iKEW family of products. Our principal markets continue to be large corporations. Our KEWi subsidiary is effectively dormant at this time in order to minimize cost.

Our corporate offices are located in Colorado Springs, Colorado.

At September 30, 2005, we had a shareholders' deficit of $871,383. Operations have been financed primarily through issuance of common stock.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation
     ---------------------

The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2005, current liabilities exceed current assets by $594,808, we had a shareholders' (deficit) of ($871,383) and we had incurred significant operating losses. We have limited access to additional working capital at this time. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event we cannot continue in existence.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Interim Financial Information
     -----------------------------

In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly our financial position at September 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2005 is derived from the Company's audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on 10-KSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission.

     Cash and Cash Equivalents
     -------------------------

For purposes of the statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Property, Equipment and Depreciation
     ------------------------------------

Depreciation has been provided in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated useful lives of three to seven years using the straight-line method. In prior periods, we capitalized $103,612 of equipment that was acquired through the assumption of capital lease obligations. These assets are amortized on a straight-line basis over the lesser of lease period or estimated useful life, depending on the lease terms.

     Revenue Recognition
     -------------------

Our  revenue  recognition   policies  are  in  compliance  with  all  applicable
accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-4, "Software Revenue Recognition." These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

Maintenance and support revenues are recognized ratably over the term of the related agreements.

Revenue from licensed software is recognized ratably over the license period.

     (Loss) per Share
     ----------------

Basic (loss) per share is computed by dividing (loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share, if any, reflects the potential dilution that could occur if additional equity instruments (including common stock subject to redemption) were exercised or converted into common stock. For losses, potentially dilutive securities are not included since the result would be anti-dilutive.

Since we had net (losses) for the three months ended September 30, 2005 and September 30, 2004, per share amounts were computed only on the basis of 39,325,943 and 36,325,943 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants and stock options would have had an anti-dilutive effect.

     Fair Value of Financial Instruments
     -----------------------------------

Estimated fair values of our financial instruments are as follows:

                                               As of  September 30, 2005
                                             -----------------------------
                                              Carrying
                                               Amount           Fair Value
                                             ----------         ----------
     Cash and cash equivalents               $   23,363         $  23,363
     Capital lease obligations                   (7,408)           (7,408)
     Shareholder advances                      (158,600)         (158,600)
     Note payable - shareholder                (345,000)         (345,000)

The fair value of debt is based on current rates at which we could borrow funds with similar remaining maturities.

     Income Taxes
     ------------

We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefit which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During the first three months of fiscal year 2006, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

     Software Development Costs
     --------------------------

Software development costs are expensed as research costs until we have determined that the software has achieved technological feasibility, will result in probable future economic benefit, and we have committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives. To date, all software development costs have been expensed due to the development nature of our business and products. We continue to develop our 5.0 version of iKEW at our cost.

     Recent Accounting Pronouncements
     --------------------------------

     Exchanges of Nonmonetary Assets
     -------------------------------

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. We believe this Statement will have no impact on our financial statements once adopted.

     Share-Based Payments
     --------------------

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges our equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on our current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure our liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefit, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefit associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We intend to comply with this Statement at the scheduled effective date for our relevant financial statements.

     Accounting Changes and Error Corrections
     ----------------------------------------

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. We believe this Statement will have no impact on our financial statements.


(3)  SHAREHOLDER ADVANCES AND NOTE PAYABLE TO SHAREHOLDER
     ----------------------------------------------------

Prior to 2005, the former President and CEO who is still a Director and principal stockholder had loaned $495,412 to us. As of June 30, 2005, we renegotiated that debt with the following terms and conditions:

In May 2005, $345,000 of the debt was converted to a Note from us with quarterly interest only payments at an eight percent (8%) simple annualized interest rate equaling $6,900 per payment over a period not to exceed seven years from the first payment. The last payment shall be in the principal amount of $345,000 plus the last interest amount of $6,900. The $345,000 debt has been classified as long term in the accompanying balance sheet.

During the fiscal year ending June 30, 2005, an amount of $150,000 or a portion of a currently outstanding note to a shareholder was extinguished in exchange for a cashless exercise of 3,000,000 stock options at $0.05 per share or $150,000.

At September 30, 2005 and June 30, 2005, advances from certain shareholders were outstanding in the amounts of $67,600, $43,500 and $47,500. These amounts are due on demand.

(4)  CAPITAL LEASE OBLIGATIONS
     -------------------------

We have capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of September 30, 2005, all capital lease obligations are classified as current in the accompanying balance sheet.

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Subsequent to September 30, 2005, and effective June 1, 2006, we leased additional space to replace our location in Colorado Springs, Colorado. The new space has been leased for a 36-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30, 2007, $2,524 per month through April 30, 2008, and $2,599 through April 30, 2009. Office space and other rent expense for the three months ended September 30, 2005 and 2004, was $7,425 and $7,497, respectively.

(6)  OPTIONS
     -------

During the quarter ended September 30, 2005, the Company issued to an employee 500,000 options to purchase equal shares of common stock of the Company at $.05 per share. The options vest over a period of three years and are subject to the provisions of the 1998 Stock Option Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management's Discussion and Analysis are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management's Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled "Risk Factors."

GENERAL

Management is concerned with the increase in our working capital deficit, and lack of significant cash resources, which have resulted from our operations during recent reporting periods. However, we remain confident in our sales model and products, and do not believe that our performance, over that period, is indicative of future performance or profitability. Rather, during this period we continue to experience a nominal increase in inquiries from our market segments, and positive feedback from existing customers, that it attributes to an increase in communication and increased visibility of our product, which we believe will continue to increase our potential sales pipeline when compared to prior periods.

Our sales model has been traditionally slow because of the need to educate potential customers, develop customized interfaces and migrate information from outdated and old technology or systems. Our product has the unique ability to interface with such legacy operating systems. Management therefore attributes the increase in interest to an increased awareness in the capabilities of our product. Because our customers are accustomed to protecting all trade secrets related to their systems operations, it has been difficult to communicate the full array of capabilities of our product on a case-by-case basis. However, over time, companies within our target market segments have become aware that enhancing capabilities of older operating systems is not a barrier for our product. In fact it has increased product acceptance.

Obtaining new business in our highly competitive industry will continue to require us to focus on our sales model, communicate our product's capabilities, and focus on product development: however, existing customers have expressed an appreciation for our diligence, patience, creativity and commitment to our sales model when establishing stable environments for our product applications. Moreover, as our product begins to become the subject of additional inquiry, we have increased our efforts to develop brand recognition in our products. In addition to rights provided at common law, we have submitted trademark/servicemark applications with the U.S. Patent and Trademark Office to register the marks "iKEW" and "REAL WORLD SIMPLICITY" and to have them listed in our principal register.

Our principal services will continue to be focused on Business Collaboration and Data Consolidation through the utilization of portal and collaborative tools, connectivity of legacy systems is accomplished through the use of our queue manager technology, web-site development and notification system implementation using the iKEW product, and licensing of the iKEW internet-based content management and collaboration.

We continue to experience a slow down in finalizing contracts, which we believe is the result of budget concerns under current economic conditions, and there is no guarantee that we will close our existing opportunities. We are hopeful that the agreements that we are discussing with independent contract representatives will increase this pipeline and expand our potential and actual customer base.

Company Product and Services. Our iKEW (Internet powered Knowledge, Experience and Wisdom) product provides a set of business process tools and technology (the "iKEW Product") that enable our potential and existing customers to integrate disparate data from various sources, thereby making specialized data available in a secure format for use by designated members of a small business, a division of a larger corporation or an entire enterprise. Once an interface is implemented, we can customize the features available through the integrated iKEW Product to enable our customers to choose the presentation of this information in a variety of formats and to access it from anywhere at anytime. Thus, the Real World Simplicity (SM) of iKEW empowers enterprises and facilitates increased productivity.

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

Sales Process. The sales process can be accomplished in as little as two months, but typically has involved a negotiation process of four months from the time of initial contact until an agreement is reached. During the negotiation process, we usually need to provide prototypes for the potential customer to understand the capabilities of the iKEW Product. Potential customers also like to have access to a demonstration system to better understand how they can use and manipulate the technology. This typically leads to a negotiation with their management team where the costs are reviewed and the specific designs and services to be provided by us are developed in a written Statement of Work.

It is our goal in all transactions to create a flexible agreement that refers to a Statement of Work (SOW) as the defining document to determine the requirements for each individual deliverable. This also allows us to attach future SOWs to the contract as additional tasks. As part of this strategy, we provide ourselves the flexibility to either use our ASP model (as defined below) for recurring revenue or the one time purchase of a software license with ongoing maintenance which would run concurrent with the term of the software license, typically for at least a twelve month period. In either case, the sales cycle is basically the same. Corporate financing will continue to impact the available resources that can be allocated to potential customer opportunities. Our business model allows us to capture projects as small as $50,000 and large multi-million dollar opportunities. We reserve the right to change this model at anytime.

Revenue Cycle. Our revenue cycle is a reflection of the sales cycle and nature of our product sales. When we sell a software license and install the product, there is typically a full and complete sale of that product. This may trigger revenue recognition, depending on payment terms of the product. Ongoing maintenance and/or customization of the product often provide monthly revenue and cash flow following the actual sale and installation, however is normally in much lower financial amounts than the initial sale and installation. Maintenance agreements are typically for a twelve month period but may vary based on individual contracts. As stated above, we always try to extend maintenance service for a longer period. The result of this cycle is that we benefit from significant influxes of cash but then may have extended periods of minimal cash flow. This results in wide fluctuations of cash on hand and accounts receivable.

New Revenue Sources. We have developed a number of potential contacts with individual contract sales reps and major corporate resellers. There are also additional sales opportunities to existing customers and there are a number of follow-up discussions with those organizations. As always there is no guarantee that anything will come of these opportunities but we are continuing to work to fruition.

Targeted Markets. We believe that opportunities exist for all components of the iKEW Product in enterprises ranging from small to large, including government and military, and public/private education institutions. We categorize small companies as $50 million to $500 million in revenue, medium companies as $500 million to $1 billion in revenue and enterprises as in excess of $1 billion in revenue. We will continue to pursue these opportunities as a key factor for growth and brand recognition. We anticipate that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to keep us profitable and generate positive cash flow. The architecture of iKEW allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market.

Enterprise Market. Large enterprises can reap significant benefit from installation and utilization of the iKEW Product. These companies have very large, expensive information technology staffs, and their priorities are to the mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business environments and "Internet time." our strategy for these organizations is to offer them a license, with annual maintenance. The Real World Simplicity (SM) of iKEW does not require the corporations' information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

Channel Sales. Channel sales are those sales provided by resellers of the iKEW Product. These resellers typically focus on using the iKEW Product in their vertical markets, such as professional services or price comparison products. We expect channel sales could be a significant growth vehicle because we do not have the resources to hire a global sales force at this time. To provide us with greater access to those markets, and to capitalize through these channel sales opportunities, we plan to continue to develop our reseller relationships. We have been in the process of negotiating a reseller agreement with established organizations which could provide enterprise and vertical focuses. Terms of a reseller agreement have not been completed at this time.

Vertical Markets. Education is one of the markets that we will continue to focus on. One issue that the iKEW Product addresses is how to deliver training in a cost effective manner. Customers want to limit or eliminate travel related expense to keep the cost of training as low as possible. Another issue faced is how to secure this environment over the Internet, and iKEW solves this with the ability to adopt a company's proprietary security. We continue to pursue educational initiatives through the internal organizations of various companies, as well as, public and private educational institutions.

Price Comparison Solutions is another market that we will continue to target. One example of the price comparison market is an Overnight Mail Service price comparison solution which we developed for a large financial institution. With Overnight Mail Service, addresses are certified against the United States Postal Service database, prices from different carriers are provided, labels are created, and links are available to track packages. This resulted in substantial savings in Overnight Mail Service costs with improved reliability of delivery for the large financial institution that purchased the product. This was a license sale.

Governments at all levels have time-to-market requirements as well. We believe that an implementation of iKEW could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW capabilities.

Small to Medium-sized Business Market. Small to medium sized enterprises can take advantage of strengths, low cost, and rapid implementation of iKEW. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. Our Application Service Provider (ASP) delivery model for iKEW reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW capabilities. We continue to upgrade our iKEW Product and believe that the next major release will make this market segment more accessible.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Our revenue recognition policies are in compliance with all applicable accounting regulations, including the American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") 97-2 and 98-9, "Software Revenue Recognition". These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance have occurred, the vendor's fee is fixed or determinable and collection is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software is licensed to users on a monthly subscription basis. License revenue is recognized monthly as the service is provided. We recognize software license sales as delivered under the acceptable phase defined in the statement of work.

RESULTS OF OPERATIONS

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Revenue. Revenue for the quarter ended September 30, 2005 was $73,217 compared to $53,955 for the quarter ended September 30, 2004, an increase of 36%. Revenue for the current quarter was primarily from two major customers. Revenue for the quarter ended September 30, 2004 was primarily from one customer. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue. Cost of revenue of $43,355 for the quarter ended September 30, 2005 decreased 45% compared to $78,714 for the quarter ended September 30, 2004. The decrease was a result primarily of a decrease in staff that was undertaken pursuant to our attempt to control costs. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit. Gross profit for the quarter ended September 30, 2005 was $29,862 compared to a gross loss of $(24,759) for the quarter ended September 30, 2004.

Operating expenses. Operating expenses of $122,671 for the quarter ended September 30, 2005 decreased by 38% compared to $197,342 for the quarter ended September 30, 2004. The decrease is a result primarily of a decrease in staff, marketing costs, consulting and accounting fees.

Net loss. Net loss was $(99,953) for the quarter ended September 30, 2005 compared to a net loss of $(228,633) for the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, operating funds have been provided primarily by sales of common stock, which totaled $5,617,420 through September 30, 2005, and, to a lesser degree, funds provided by revenue from our products.

Our operations provided $20,795 of cash in the three months ended September 30, 2005 on revenue of $73,217. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year ending June 30, 2006 ("FY 06"). As of September 30, 2005, we had $23,363 in cash and cash equivalents available to fund future operations. Working capital was $(594,808) at September 30, 2005 compared to $(503,582) at June 30, 2005. Current liabilities were $630,501 at September 30, 2005, compared to $520,133 at June 30, 2005.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Our trade receivables are all current. Substantially not all trade payables are current as of September 30, 2005.

Our former President and CEO extended us access to his personal line of credit. Interest is payable monthly and accrues at an interest rate equal to 8% as of September 30, 2005. We do not have any replacement financing in place if the debt was called. The current outstanding debt under this line is $345,000. There have not been any negotiations with financial institutions since the FY2005 Form 10KSB was filed. At September 30, 2005 and June 30, 2005, notes with principal amounts of $67,600, $43,500 and $47,500 are payable to certain of our shareholders. These loans are due on demand.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. As part of the terms of the Letter of Intent ("LOI"), eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of us, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, we have discontinued negotiations on this proposed transaction. It is possible that we may also owe an additional $25,000 to eSPG for a break-up fee. As of the date of this Report, we are examining our rights and obligations concerning this matter. As of September 1, 2006, this LOI was terminated. The amount loaned to us remains in accounts payable at September 30, 2005.

Our ability to meet our obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

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

We believe that lack of working capital has been the principal reason behind our inability to grow our business. This shortage of capital has caused customers as well as potential business partners to have concern about doing business with us. We have addressed this issue primarily by suggesting that source code be kept in escrow. From November 2005 through January 2006, we have seen an increased interest in our product and have signed agreements representing over $400,000. There can be no assurances that we will be able to maintain this level of business in the future.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our three months ended September 30, 2005.

INCOME TAXES

As of June 30, 2005, net operating loss carryforwards totaling approximately $1,199,000 were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended June 30, 2019. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

CONTRACTUAL OBLIGATIONS

Aside from our operating lease commitments, we do not have any material contractual commitments requiring settlement in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those reported in our annual report on Form 10-KSB for the year ended June 30, 2005.

RISK FACTORS

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Unless we continue to develop new  software  products  that are  accepted by our
--------------------------------------------------------------------------------
industry,  there is a limited window of opportunity for us to market our current
--------------------------------------------------------------------------------
products.
---------

We recognize that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that we will be able to capture and maintain enough market share to compete successfully in the future.

There can be no  assurance  that we will  generate  significant  revenues in the
--------------------------------------------------------------------------------
future from our developed  products;  and there can be no assurance that we will
--------------------------------------------------------------------------------
operate at a profitable level.
------------------------------

If we are unable to obtain customers and generate sufficient revenues so that we can profitably operate, our business will not succeed. In such event, investors in the shares of our common stock may lose their entire investment.

As a result of the fixed nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operations and financial condition.

We will need to raise  additional  capital  to expand our  operations  in future
--------------------------------------------------------------------------------
periods.  If we cannot raise  sufficient  capital,  our ability to implement our
--------------------------------------------------------------------------------
business strategies and continue to expand will be at risk.
-----------------------------------------------------------

We want to upgrade our technologies in order to expand our business. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to upgrade our technologies, and we will need to raise additional working capital to accomplish these objectives. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms that will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

Our executive officers and directors have the ability to significantly influence
--------------------------------------------------------------------------------
matters  requiring a shareholder  vote and other  shareholders  may not have the
--------------------------------------------------------------------------------
ability to influence corporate transactions.
--------------------------------------------

Currently, our existing officers and directors in the aggregate beneficially own approximately 72% of our outstanding stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. Accordingly, it could be difficult for the investors to effectuate control over our affairs. Therefore, it should be assumed that our officers and directors who control the majority of voting rights will be able, by virtue of their stock holdings, to control our affairs and policies.

There are no assurances that our business model and plan will be accepted by our
--------------------------------------------------------------------------------
target market.
--------------

We have developed and offer a subscription-based distribution model for our proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models, including but not limited to, recurring revenue. This model has not yet been proven with our target market; however, interest in this method of delivery has been expressed by the Fortune 100 corporations that have recently contracted with us.

Our business is subject to changes in technology and new service introductions.
-------------------------------------------------------------------------------

Accordingly, our ability to compete will depend upon our ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy evolving client requirements. Technological changes may create new products or services that are competitive with, superior to, or render obsolete the services currently offered.

The  implementation  of our business plan will expose us to overhead,  marketing
--------------------------------------------------------------------------------
and  support  costs and other risks  associated  with entry into new markets and
--------------------------------------------------------------------------------
solicitation of new customers.
------------------------------

We face all risks that are associated with any growing business, such as under-capitalization, cash flow problems, and personnel, financial and resource limitations, as well as special risks associated with our operations. To manage growth effectively, we will need to continue to improve and expand our operational, financial and management information systems and to expand, train, motivate and manage our employees. Should we be unable to manage growth effectively, our results of operations could be adversely affected. There is no assurance that we will be successful in implementing our business plan.

Our success in establishing an e-commerce business web site will be dependent on
--------------------------------------------------------------------------------
consumer  acceptance of  e-retailing  and an increase in the use of the Internet
--------------------------------------------------------------------------------
for e-commerce.
---------------

If the markets for e-commerce do not develop or develop more slowly than we expect, our e-commerce business may be harmed. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

Increased competition from e-commerce could result in reduced margins or loss of
--------------------------------------------------------------------------------
market share, any of which could harm both our retail and e-commerce businesses.
--------------------------------------------------------------------------------

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

If the Internet continues to experience increased numbers of users, frequency of
--------------------------------------------------------------------------------
use or increased bandwidth requirements,  the Internet infrastructure may not be
--------------------------------------------------------------------------------
able to support these increased demands or perform reliably.
------------------------------------------------------------

The Internet has experienced a variety of outages and other delays as a result of damage to portions of our infrastructure, and could face delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our web site. In addition, the Internet could lose our viability due to delays in the development or adoption of new standards and protocols to handle increased level of activity. If the Internet infrastructure is not adequately developed or maintained, use of our web site may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, we may incur substantial expenditures in order to adapt our services and products to changing Internet technologies. Such additional expenses could severely harm our financial results.

There is a risk that  government  regulation  of the Internet  could  negatively
--------------------------------------------------------------------------------
impact our operations.
----------------------

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with an online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws, or the passage of new laws intended to address these issues, could directly affect the way that we do business, or could create uncertainty in the marketplace. This could reduce demand for our services or increase the delivery costs, or could otherwise harm our business. In addition, foreign jurisdictions may claim that we are required to comply with their laws. In some jurisdictions, we will be required to collect value-added taxes on our fees. Failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer services.

There are no  automated  systems for  negotiating  trades on the OTCBB and it is
--------------------------------------------------------------------------------
possible for the price of a stock to go up or down significantly  during a lapse
--------------------------------------------------------------------------------
of time between placing a market order and its execution,  which may affect your
--------------------------------------------------------------------------------
trades in our securities.
-------------------------

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Because our stock currently  trades below $5.00 per share,  and is quoted on the
--------------------------------------------------------------------------------
OTCBB,  our stock is considered a "penny  stock" which can adversely  affect its
--------------------------------------------------------------------------------
liquidity.
----------

As the  trading  price of our Common  Stock is less than  $5.00 per  share,  our
Common Stock is considered a "penny stock," and trading in our Common Stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

"Penny Stock" rules may make buying or selling our Securities difficult.
------------------------------------------------------------------------

Trading in our Securities will be subject to the "penny stock" rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We do not  anticipate  payment  of  dividends,  and  investors  will  be  wholly
--------------------------------------------------------------------------------
dependent upon the market for the Common Stock to realize  economic benefit from
--------------------------------------------------------------------------------
their investment.
-----------------

Our shareholders will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends to holders of our Common Stock. Our board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

If our management  elects to sell their shares of our Common Stock, it will have
--------------------------------------------------------------------------------
a depressive impact on the price of our Common Stock.
-----------------------------------------------------

Our management currently owns 28,155,766 shares of our common stock. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed our affiliates (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of our common stock could be adversely affected.

FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis and Results of Operation contains "Forward-Looking Statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, our business strategies, continued growth in our markets, projections, and anticipated trends in our business and in the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions identify Forward-Looking Statements. These Forward-Looking Statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the Forward-Looking Statements, including, among others, the following: reduced or lack of increase in demand for our products, competitive pricing pressures, changes in the cost of providing Company's services and the level of expenses incurred in our operations. In light of these risks and uncertainties, there can be no assurance that the Forward-Looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update "Forward-Looking Statements."

ITEM 3   -   CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of September 30, 2005 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)      Exhibits

         31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

We did not file any reports on Form 8-K during the three-month period ended September 30, 2005, or subsequent thereto.

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 3Si HOLDINGS, INC.
                                 (Registrant)

                                 Dated: September 15, 2006



                                 By: /s/  Frederick J.  Slack
                                    --------------------------------------------
                                    Frederick J.  Slack, Chief Executive Officer