Form 10QSB
period 2005-12-31
3SI HOLDINGS INC
filed 2008-01-08
CIK 317889

U. S. Securities and Exchange Commission
                              Washington, D.C.  20549


                                    Form 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005


             For the transition period from __________ to________

                       Commission file number 000-09358



                               3Si HOLDINGS, INC.
     (Exact name of small business issuer as specified in our charter)

              Wyoming                                  83-0245581
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   19 N. Tejon Street, Colorado Springs, Colorado  80903
                        (Address of principal executive offices)

                                        (719) 302-3500
                              (Registrant's telephone number)

                       6886 S. Yosemite Street, Centennial, CO  80112
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

       Common Stock,  $.01 par value                  39,325,943 Shares
                   Class                      (outstanding at August 31, 2006)

Transitional Small Business Disclosure Format

Yes                      No          X

                                 3SI HOLDINGS, INC.

                                    FORM 10-QSB

                      For the Quarter Ended December 31, 2005


                                        INDEX


                                                                        Page
                                                                        Number

PART I.  UNAUDITED FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Interim Financial Statements:
                 Condensed Consolidated Balance Sheets as of
                 December 31, 2005 and June 30, 2005                         3
                 Condensed Consolidated Statements of Operations for
                 the Three Months Ended December 31, 2005 and 2004           4
                 Condensed Consolidated Statements of Operations for
                 the Six Months Ended December 31, 2005 and 2004             5
                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended December 31, 2005 and 2004             6
                 Notes to Condensed Consolidated Interim Financial
                 Statements                                                  7

         ITEM 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations           11

         ITEM 3  Controls and Procedures                                    19

PART II.  OTHER INFORMATION

         ITEM 6  Exhibits                                                   20

SIGNATURE                                                                   21


PART I  FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                 3SI HOLDINGS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                  December 31,        June 30,
                                                                      2005              2005
                                          ASSETS                  (unaudited)         (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 131,154           $ 2,568
  Accounts receivable                                                46,850            13,500
  Prepaid expenses                                                      918               483
                                                                ------------        -----------
  Total current assets                                              178,922            16,551
                                                                ------------        -----------

PROPERTY AND EQUIPMENT, at cost:
  Computer systems, software, furniture and vehicle                 270,871           268,428
  Less - accumulated depreciation                                  (208,278)         (191,276)
                                                                ------------        -----------
  Property and equipment, net                                        62,593            77,152
                                                                ------------        -----------
  Total assets                                                    $ 241,515          $ 93,703

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                        $ 342,512         $ 187,335
  Accounts payable-related parties                                   32,197            36,202
  Unearned revenue                                                  243,653           130,588
  Current portion of capital lease obligations                        2,483             7,408
  Shareholder advances (Note 3)                                     146,600           158,600
                                                                 ------------       -----------
  Total current liabilities                                         767,445           520,133
                                                                 ------------       -----------

LONG-TERM LIABILITIES:
  Note payable-Shareholder (Note 3)                                 345,000           345,000

SHAREHOLDERS' (DEFICIT):
  Common stock, $.01 par value, 50,000,000 shares authorized,
  39,325,943 shares outstanding at December 31 and June 30, 2005    393,358           393,358
  Additional paid-in capital                                      5,617,420         5,617,420
  Accumulated (deficit)                                          (6,843,524)       (6,744,024)
  Treasury stock at cost-215,000 shares                             (38,184)          (38,184)
                                                                 ------------       -----------
   Total shareholders' (deficit)                                   (870,930)         (771,430)
                                                                 ------------       -----------
   Total liabilities and shareholders' (deficit)                  $ 241,515         $   93,703


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        3SI HOLDINGS, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)





                                                                                For the Three Months
                                                                                 Ended December 31,
                                                                                2005            2004
SOFTWARE DELIVERY, CONSULTING AND OTHER SERVICE REVENUES                        $ 253,789       $ 98,419

COST OF REVENUES                                                                  101,703         78,159
                                                                              ------------    ------------
  Gross profit                                                                     152,086        20,260
                                                                              ------------    ------------

OPERATING EXPENSES:
  Selling and administrative expenses                                              144,705       174,475
                                                                              ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                                        7,381      (154,215)

OTHER INCOME (EXPENSE):
  Interest (expense)                                                                (6,928)       (6,854)
                                                                                 ------------  ------------

NET INCOME (LOSS)                                                                 $    453    $ (161,069)

NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per common share                            $   0.00    $     0.00

  Weighted average shares used in computing basic
  and diluted net income (loss) per common share                                39,325,943    36,325,943


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           3SI HOLDINGS, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)





                                                                                For the Six Months
                                                                                 Ended December 31,
                                                                                2005            2004
SOFTWARE DELIVERY, CONSULTING AND OTHER SERVICE REVENUES                        $ 327,006       $ 152,374

COST OF REVENUES                                                                  145,058         156,873
                                                                               ------------   ------------
  Gross profit (loss)                                                             181,948          (4,499)
                                                                               ------------   ------------

OPERATING EXPENSES:
  Selling and administrative expenses                                             267,376         371,817
                                                                               ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                                     (85,428)       (376,316)

OTHER INCOME (EXPENSE):
  Interest (expense)                                                              (14,072)        (13,386)
                                                                                ------------  ------------

NET (LOSS)                                                                     $  (99,500)     $ (389,702)

NET (LOSS) PER SHARE:
  Basic and diluted net income (loss) per common share                         $     0.00      $   ( 0.01)

  Weighted average shares used in computing basic
  and diluted net income (loss) per common share                               39,325,943      36,325,943


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           3SI HOLDINGS, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)





                                                                                For the Six Months
                                                                                 Ended December 31,
                                                                                2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                    $ (99,500)  $ (389,702)
  Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities -Depreciation                         17,002       20,670
  Changes in operating assets and liabilities -
  Accounts receivable                                                             (33,350)      49,063
  Prepaid expenses and other assets                                                  (435)      (2,121)
  Accounts payable and accrued liabilities                                         60,172       35,184
  Unearned revenue                                                                113,065      119,764
                                                                                -----------  -----------
  Net cash provided by (used in) operating activities                              56,954     (167,142)
                                                                                 ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                                                          (2,443)          --
                                                                                ------------  -----------
  Net cash (used in) investing activities                                          (2,443)          --
                                                                                ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligation                                              (4,925)       (13,768)
  Borrowings on notes payable - shareholder                                        79,000         42,882
                                                                                 -----------    ----------
  Net cash (used in) financing activities                                          74,075         29,114
                                                                                 -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              128,586        (138,028)

CASH AND CASH EQUIVALENTS, beginning of period                                      2,568         258,864
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 131,154       $ 120,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                 $     902       $  13,386


                                         3SI HOLDINGS, INC.

               NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                        DECEMBER 31, 2005
                                          (Unaudited)

(1)  ORGANIZATION AND NATURE OF BUSINESS

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

At December 31, 2005, we had a shareholders' (deficit) of $(870,930). Operations have been financed primarily through issuance of common stock.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in our Form 10-KSB filed June 14, 2006.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

     Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2005, current liabilities exceed current assets by $588,523, we had a shareholders' (deficit) of $(870,930) and we had incurred significant operating losses. We have limited access to additional working capital at this time. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event we cannot continue in existence.

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

     Income (Loss) per Share

Basic income (loss) per share is computed by dividing (loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share, if any, reflects the potential dilution that could occur if additional equity instruments (including common stock subject to redemption) were exercised or converted into common stock. For losses, potentially dilutive securities are not included since the result would be anti-dilutive.

Net income and (losses), for the three months ended December 31, 2005 and December 31, 2004, per share amounts were computed only on the basis of 39,325,943 and 36,325,943 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants and stock options would have had an anti-dilutive effect.

     Fair Value of Financial Instruments

Estimated fair values of our financial instruments are as follows:


                                                       As of  December
                                                           31, 2005

                                                       Carrying
                                                        Amount   Fair Value

Cash and cash equivalents                              $ 131,154  $  131,154
Capital lease obligations                                  3,343       3,343
Shareholder advances                                    (146,600)   (146,600)
Note payable - shareholder                              (345,000)   (345,000)

The fair value of debt is based on current rates at which we could borrow funds with similar remaining maturities.

     Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefit which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During the first six months of fiscal year 2006, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

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

     Exchanges of Nonmonetary Assets

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

At December 31, 2005, advances from certain shareholders were outstanding in the amounts of $67,600, $45,000 and $34,000. These amounts are due on demand.

(4)  CAPITAL LEASE OBLIGATIONS

We have capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of December 31, 2005, all capital lease obligations are classified as current in the accompanying balance sheet.

(5)  COMMITMENTS AND CONTINGENCIES

Subsequent to December 31, 2005, and effective June 1, 2006, we leased additional space to replace our location in Colorado Springs, Colorado. The new space has been leased for a 36-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30, 2007, $2,524 per month through April 30, 2008, and $2,599 through April 30, 2009. Office space and other rent expense for the three months ended December 31, 2005 and 2004, was $7,425 and $7,497, respectively.

(6)  OPTIONS

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

Results of Operations

For the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Revenue. Revenue for the quarter ended December 31, 2005 was $253,789 compared to $98,419 for the quarter ended December 31, 2004, an increase of 158%. Revenue for the current quarter was primarily from two major customers. Revenue for the quarter ended December 31, 2004 was primarily from one customer. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue. Cost of revenue of $101,703 for the quarter ended December 31, 2005 increased 30% compared to $78,159 for the quarter ended December 31, 2004. The increase was a result primarily of an increase in consulting fees that was partially offset by a decrease in staff that was undertaken pursuant to our attempt to control costs. Cost of revenue includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit. Gross profit for the quarter ended December 31, 2005 was $152,086 compared to a gross profit of $20,260 for the quarter ended December 31, 2004, an increase of 651%.

Operating expenses. Operating expenses of $144,705 for the quarter ended December 31, 2005 decreased by 17% compared to $174,475 for the quarter ended December 31, 2004. The decrease is a result primarily of a decrease in staff.

Net income (loss). Net income was $453 for the quarter ended December 31, 2005 compared to a net loss of $(161,069) for the quarter ended December 31, 2004.

For the six months ended December 31, 2005 compared to the six months ended December 31, 2004.

Revenue. Revenue for the six months ended December 31, 2005 was $327,006 compared to $152,374 for the six months ended December 31, 2004, an increase of 115%. Revenue for the months ended December 31, 2005 was primarily from three major customers. Revenue for the months ended December 31, 2004 was primarily from one customer. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue. Cost of revenue of $145,058 for the six months ended December 31, 2005 decreased 8% compared to $156,873 for the six months ended December 31, 2004. The decrease was a result primarily of a decrease in staff that was undertaken pursuant to our attempt to control costs and partially offset by an increase in consulting fees. Cost of revenue includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit (loss). Gross profit for the six months ended December 31, 2005 was $181,948 compared to a gross (loss) of $(4,499) for the six months ended December 31, 2004.

Operating expenses. Operating expenses of $267,376 for the six months ended December 31, 2005 decreased by 28% compared to $371,817 for the six months ended December 31, 2004. The decrease is a result primarily of a decrease in staff and travel and entertainment.

Net (loss). Net loss was $(99,500) for the six months ended December 31, 2005 compared to a net loss of $(389,702) for the six months ended December 31, 2004.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock, which totaled $5,617,420 through December 31, 2005, and, to a lesser degree, funds provided by revenue from our products.

Our operations provided $62,780 of cash in the six months ended December 31, 2005 on revenue of $327,006. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year ending June 30, 2006 ("FY 06"). As of December 31, 2005, we had $131,154 in cash and cash equivalents available to fund future operations. Working capital was $(588,523) at December 31, 2005 compared to $(503,582) at June 30, 2005. Current liabilities were $767,445 at December 31, 2005, compared to $520,133 at June 30, 2005.

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

Our trade receivables are all current. Substantially not all trade payables are current as of December 31, 2005.

Our former President and CEO extended us access to his personal line of credit. Interest is payable monthly and accrues at an interest rate equal to 8% as of December 31, 2005. We do not have any replacement financing in place if the debt was called. The current outstanding debt under this line is $345,000. There have not been any negotiations with financial institutions since the FY2005 Form 10KSB was filed. At December 31, 2005 and June 30, 2005, notes with principal amounts of $67,600, $45,000 and $34,000 are payable to certain of our shareholders. These loans are due on demand.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. As part of the terms of the Letter of Intent ("LOI"), eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of us, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, we have discontinued negotiations on this proposed transaction. It is possible that we may also owe an additional $25,000 to eSPG for a break-up fee. As of the date of this Report, we are examining our rights and obligations concerning this matter. As of September 1, 2006, this LOI was terminated. The amount loaned to us remains in accounts payable at December 31, 2005.

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

Currently, we believe we are poised to grow with new customers to take advantage of the strength iKEWT has created for customers such as MCI, Wells Fargo Service Co., SMI International and others. The current version of iKEWT has proven to be one of the most flexible and robust tools on the Collaborative Content Management market. Its tightly integrated blend of customer driven Portal Management, Request Tracking, Content Management and Work Flow Management is not found in any other product on the market today. In addition, we can provide multiple languages (due to its double byte design), custom reports, versioning control, different presentation templates and many other features in every implementation, if desired by the customer. All of this customer centric design allows for the typical iKEWT implementation to come to the customer in as little as six (6) weeks, creating a tremendous time to market advantage when compared to traditional vendors.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our three months ended December 31, 2005.

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

Unless we continue to develop new software products that are accepted by our industry, there is a limited window of opportunity for us to market our current products. We recognize that with the trend toward Internet-based software products, there is a short window of opportunity where iKEW, a developed and available product, can capture a market demanding Internet designed solutions. The risk of losing this advantage exists. There is no assurance that we will be able to capture and maintain enough market share to compete successfully in the future.

There can be no assurance that we will generate significant revenues in the future from our developed products; and there can be no assurance that we will operate at a profitable level. If we are unable to obtain customers and generate sufficient revenues so that we can profitably operate, our business will not succeed. In such event, investors in the shares of our common stock may lose their entire investment.

As a result of the fixed nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operations and financial condition.

We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk. We want to upgrade our technologies in order to expand our business. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to upgrade our technologies, and we will need to raise additional working capital to accomplish these objectives. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms that will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

Our executive officers and directors have the ability to significantly influence matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. Currently, our existing officers and directors in the aggregate beneficially own approximately 72% of our outstanding stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. Accordingly, it could be difficult for the investors to effectuate control over our affairs. Therefore, it should be assumed that our officers and directors who control the majority of voting rights will be able, by virtue of their stock holdings, to control our affairs and policies.

There are no assurances that our business model and plan will be
accepted by our target market.   We have developed and offer a
subscription-based distribution model for our proprietary products. Although subscription-based services are commonplace within the information technology industry, this model represents a significant deviation for the traditional knowledge management and support center industry. Existing support center call management products are Windows-based applications licensed on a per-user basis with an associated annual maintenance fee. A subscription-based service offers many advantages over traditional software distribution models, including but not limited to, recurring revenue. This model has not yet been proven with our target market; however, interest in this method of delivery has been expressed by the Fortune 100 corporations that have recently contracted with us.

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

The implementation of our business plan will expose us to overhead, marketing and support costs and other risks associated with entry into new markets and solicitation of new customers. We face all risks that are associated with any growing business, such as under-capitalization, cash flow problems, and personnel, financial and resource limitations, as well as special risks associated with our operations. To manage growth effectively, we will need to continue to improve and expand our operational, financial and management information systems and to expand, train, motivate and manage our employees. Should we be unable to manage growth effectively, our results of operations could be adversely affected. There is no assurance that we will be successful in implementing our business plan.

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

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

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

There is a risk that government regulation of the Internet could negatively impact our operations. We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

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

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities. Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Because our stock currently trades below $5.00 per share, and is quoted on the OTCBB, our stock is considered a "penny stock" which can adversely affect its liquidity. As the trading price of our Common Stock is less than $5.00 per share, our Common Stock is considered a "penny stock," and trading in our Common Stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment. Our shareholders will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends to holders of our Common Stock. Our board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

If our management elects to sell their shares of our Common Stock, it will have a depressive impact on the price of our Common Stock. Our management currently owns 28,155,766 shares of our common stock. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed our affiliates (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of our common stock could be adversely affected.

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

ITEM 3  CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of December 31, 2005 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)                            Exhibits

31.1     Certification of Chief Executive Officer/Chief
         Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer/Chief
         Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended December 31, 2005, or subsequent thereto.


                                           SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       3Si HOLDINGS, INC.
                                         (Registrant)

                                       Dated: July 26, 2007

                                       By: /s/  Frederick J. Slack
                                       Frederick J. Slack,
                                       Chief Executive Officer