Form 10QSB
period 2006-03-31
3SI HOLDINGS INC
filed 2008-01-08
CIK 317889

U. S. Securities and Exchange Commission
                              Washington, D.C.  20549


                                    Form 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006


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

Yes                      No          X

                                 3SI HOLDINGS, INC.

                                    FORM 10-QSB

                      For the Quarter Ended March 31, 2006


                                        INDEX


                                                                        Page
                                                                        Number

PART I.  UNAUDITED FINANCIAL INFORMATION

         ITEM 1  Condensed Consolidated Interim Financial Statements:
                 Condensed Consolidated Balance Sheets as of
                 March 31, 2006 and June 30, 2005                            3
                 Condensed Consolidated Statements of Operations for
                 the Three Months Ended March 31, 2006 and 2005              4
                 Condensed Consolidated Statements of Operations for
                 the Nine Months Ended March 31, 2006 and 2005               5
                 Condensed Consolidated Statements of Cash Flows for
                 the Nine Months Ended March 31, 2006 and 2005               6
                 Notes to Condensed Consolidated Interim Financial
                 Statements                                                  7

         ITEM 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations           11

         ITEM 3  Controls and Procedures                                    19

PART II.  OTHER INFORMATION

         ITEM 6  Exhibits                                                   20

SIGNATURE                                                                   21

PART I  FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                      3SI HOLDINGS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          March 31,         June 30,
                                                                            2006             2005
                                               ASSETS                    (unaudited)       (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 104,521         $ 2,568
  Accounts receivable                                                          450          13,500
  Prepaid expenses                                                             459             483
                                                                         ------------      -----------
  Total current assets                                                     105,430          16,551
                                                                         ------------      -----------

PROPERTY AND EQUIPMENT, at cost:
  Computer systems, software, furniture and vehicle                        271,965         268,428
  Less - accumulated depreciation                                         (216,793)       (191,276)
                                                                         ------------    -----------
  Property and equipment, net                                               55,172          77,152
                                                                         ------------    -----------
  Total assets                                                           $ 160,602        $ 93,703

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $ 310,568       $ 187,335
  Accounts payable-related parties                                          33,127          36,202
  Unearned revenue                                                         301,661         130,588
  Current portion of capital lease obligations                                  --           7,408
  Shareholder advances (Note 3)                                            145,600         158,600
                                                                        ------------     -----------
   Total current liabilities                                               790,956         520,133
                                                                        ------------     -----------


LONG-TERM LIABILITIES:
  Note payable-Shareholder (Note 3)                                        345,000          345,000

SHAREHOLDERS' (DEFICIT):
  Common stock, $.01 par value, 50,000,000 shares authorized,
  39,325,943 shares outstanding at September 30 and June 30, 2005          393,358          393,358
  Additional paid-in capital                                             5,617,420        5,617,420
  Accumulated (deficit)                                                 (6,947,948)      (6,744,024)
  Treasury stock at cost-215,000 shares                                    (38,184)         (38,184)
                                                                        ------------      -----------
   Total shareholders' (deficit)                                          (975,354)        (771,430)
                                                                        ------------      -----------
   Total liabilities and shareholders' (deficit)                        $ 160,602        $   93,703


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             3SI HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                                         For the Three Months
                                                                            Ended March 31,
                                                                         2006            2005
SOFTWARE DELIVERY, CONSULTING AND OTHER SERVICE REVENUES                 $ 93,547        $ 47,075

COST OF REVENUES                                                           53,963          80,970
                                                                        ------------   ------------
  Gross profit (loss)                                                      39,584         (33,895)
                                                                        ------------    ------------

OPERATING EXPENSES:
  Selling and administrative expenses                                     137,108           160,537
                                                                        ------------     ------------
(LOSS) FROM OPERATIONS                                                    (97,524)         (194,432)

OTHER INCOME (EXPENSE):
  Interest (expense)                                                       (6,900)           (7,652)
                                                                         ------------     ------------

NET (LOSS)                                                               $(104,424)       $(202,084)

NET (LOSS) PER SHARE:
     Basic and diluted net (loss) per common share                       $    0.00        $   (0.01)

     Weighted average shares used in computing basic
     and diluted net (loss) per common share                            39,325,943       36,325,943


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      3SI HOLDINGS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)




                                                                         For the Nine Months
                                                                            Ended March 31,
                                                                         2006            2005
SOFTWARE DELIVERY, CONSULTING AND OTHER SERVICE REVENUES                 $ 420,553       $ 199,449

COST OF REVENUES                                                           199,021         237,843
                                                                         ------------   ------------
  Gross profit (loss)                                                      221,532         (38,394)
                                                                         ------------   ------------

OPERATING EXPENSES:
  Selling and administrative expenses                                      404,484         532,353
                                                                        ------------     ------------

(LOSS) FROM OPERATIONS                                                    (182,952)       (570,747)

OTHER INCOME (EXPENSE):
  Interest (expense)                                                       (20,972)        (21,039)
                                                                         ------------    ------------

NET (LOSS)                                                               $(203,924)      $(591,786)

NET (LOSS) PER SHARE:
  Basic and diluted net (loss) per common share                          $   (0.01)         $(0.02)

  Weighted average shares used in computing basic
  and diluted net (loss) per common share                                39,325,943     36,325,943


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               3SI HOLDINGS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                                         For the Nine Months
                                                                            Ended March 31,
                                                                         2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                             $ (203,924)     $ (591,786)
  Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities - Depreciation                  25,517          30,642
  Changes in operating assets and liabilities -
  Accounts receivable                                                        13,050          51,063
  Prepaid expenses and other assets                                              24          (1,608)
  Accounts payable and accrued liabilities                                   29,158          90,262
  Unearned revenue                                                          171,073          75,189
                                                                          -----------     -----------
  Net cash provided by (used in) operating activities                        34,898        (346,238)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equipment                                                    (3,537)             --
                                                                          ------------    -----------
  Net cash (used in) investing activities                                    (3,537)             --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligation                                        (7,408)        (20,935)
  Borrowings on notes payable - stockholder                                  78,000         109,657
                                                                          -----------      ----------
  Net cash provided by (used in) financing activities                        70,592          88,722
                                                                          -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        101,953        (257,516)

CASH AND CASH EQUIVALENTS, beginning of period                                2,568         258,864
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                   $104,521       $   1,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                            $  7,172       $  21,039


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           3SI HOLDINGS, INC.

                NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                           MARCH 31, 2006
                                            (Unaudited)

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

At March 31, 2006, we had a shareholders' (deficit) of $(975,354). Operations have been financed primarily through issuance of common stock.

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

     Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2006, current liabilities exceed current assets by $685,526, we had a shareholders' (deficit) of $(975,354) and we had incurred significant operating losses. We have limited access to additional working capital at this time. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event we cannot continue in existence.

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

Since we had net (losses) for the three months ended March 31, 2006 and March 31, 2005, per share amounts were computed only on the basis of 39,325,943 and 36,325,943 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants and stock options would have had an anti-dilutive effect.

     Fair Value of Financial Instruments

Estimated fair values of our financial instruments are as follows:

                                                   As of  March 31, 2006
                                                   Carrying
                                                     Amount     Fair Value

Cash and cash equivalents                          $ 104,521    $ 104,521
Shareholder advances                                (145,600)   (145,600)
Note payable - shareholder                          (345,000)   (345,000)

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

At March 31, 2006, advances from certain shareholders were outstanding in the amounts of $67,600, $44,000 and $34,000. These amounts are due on demand.

(4)  COMMITMENTS AND CONTINGENCIES

Subsequent to March 31, 2006, and effective June 1, 2006, we leased additional space to replace our location in Colorado Springs, Colorado. The new space has been leased for a 36-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30, 2007, $2,524 per month through April 30, 2008, and $2,599 through April 30, 2009. Office space and other rent expense for the three months ended March 31, 2006 and 2004, was $7,425 and $7,497, respectively.

(5)  OPTIONS

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

Results of Operations

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenue. Revenue for the quarter ended March 31, 2006 was $93,547 compared to $47,075 for the quarter ended March 31, 2005, an increase of 99%. Revenue for the current quarter was primarily from two major customers. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue. Cost of revenue of $53,963 for the quarter ended March 31, 2006 decreased 33% compared to $80,970 for the quarter ended March 31, 2005. The decrease was a result primarily of a decrease in staff that was undertaken pursuant to our attempt to control costs. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit. Gross profit for the quarter ended March 31, 2006 was $39,584 compared to a gross loss of $(33,895) for the quarter ended March 31, 2005.

Operating expenses. Operating expenses of $137,108 for the quarter ended March 31, 2006 decreased by 15% compared to $160,537 for the quarter ended March 31, 2005. The decrease is a result primarily of a decrease in staff.

Net loss. Net loss was $(104,424) for the quarter ended March 31, 2006 compared to a net loss of $(202,084) for the quarter ended March 31, 2005.

For the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.

Revenue. Revenue for the nine months ended March 31, 2006 was $420,553 compared to $199,449 for the nine months ended March 31, 2005, an increase of 111%. Revenue for the nine months ended March 31, 2006 was primarily from three major customers. Revenue for the nine months ended March 31, 2005 was primarily from one customer. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue. Cost of revenue of $199,021 for the nine months ended March 31, 2006 decreased 16% compared to $237,843 for the nine months ended March 31, 2005. The decrease was a result primarily of a decrease in staff that was undertaken pursuant to our attempt to control costs. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit. Gross profit for the nine months ended March 31, 2006 was $221,532 compared to a gross loss of $(38,394) for the nine months ended March 31, 2005.

Operating expenses. Operating expenses of $404,484 for the nine months ended March 31, 2006 decreased by 24% compared to $532,353 for the nine months ended March 31, 2005. The decrease is a result primarily of a decrease in staff and travel and entertainment.

Net loss. Net loss was $(203,924) for the nine months ended March 31, 2006 compared to a net loss of $(591,786) for the nine months ended March 31, 2005.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock, which totaled $5,617,420 through March 31, 2006, and, to a lesser degree, funds provided by revenue from our products.

Our operations provided $34,898 of cash in the nine months ended March 31, 2006 on revenue of $420,553. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year ending June 30, 2006 ("FY 06"). As of March 31, 2006, we had $104,521 in cash and cash equivalents available to fund future operations. Working capital was $(685,526) at March 31, 2006 compared to $(503,582) at June 30, 2005. Current liabilities were $790,956 at March 31, 2006, compared to $520,133 at June 30, 2005.

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

Our trade receivables are all current. Substantially not all trade payables are current as of March 31, 2006.

Our former President and CEO extended us access to his personal line of credit. Interest is payable monthly and accrues at an interest rate equal to 8% as of March 31, 2006. We do not have any replacement financing in place if the debt was called. The current outstanding debt under this line is $345,000. There have not been any negotiations with financial institutions since the FY2005 Form 10KSB was filed. At March 31, 2006 and June 30, 2005, notes with principal amounts of $67,600, $44,000 and $34,000 are payable to certain of our shareholders. These loans are due on demand.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. ("eSPG") based in Tampa, Florida. As part of the terms of the Letter of Intent ("LOI"), eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of us, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, we have discontinued negotiations on this proposed transaction. It is possible that we may also owe an additional $25,000 to eSPG for a break-up fee. As of the date of this Report, we are examining our rights and obligations concerning this matter. As of September 1, 2006, this LOI was terminated. The amount loaned to us remains in accounts payable at March 31, 2006.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our three months ended March 31, 2006.

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

ITEM 3  CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of March 31, 2006 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)  Exhibits

31.1    Certification of Chief Executive Officer/Chief
        Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer/Chief
        Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended March 31, 2006, or subsequent thereto.


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