Form 10-K
period 2006-06-30
Bulova Technologies Group, Inc.
filed 2010-03-31
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC

(Exact name of registrant as specified in its charter)

Florida	83-0245581
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19337 U.S. Highway 19 North, Suite 525

Clearwater, Florida 33764

(Address of principal executive offices) (Zip Code)

(727) 536-6666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 29, 2010, the aggregate market value of the voting stock held by non-affiliates of the Company was $4,915,600, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of March 29, 2010, the Company had 80,052,909 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

		Page
	PART I

Item 1.	Business	3

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 8.	Consolidated Financial Statements	14

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25

Item 9A.	Controls and Procedures	25

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	26

Item 11.	Executive Compensation	27

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 13.	Certain Relationships and Related Transactions and Director Independence	29

Item 14.	Principal Accountant Fees and Services	29

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	30

	Signatures	30

EX-31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer		31

EX-31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer		32

EX-32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		33

EX-32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		34

PART I

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements,

Item 1. Business

Business Development

Bulova Technologies Group, Inc. (“we”, “us”, “our”, or the “Company”) was originally created as a Wyoming corporation formed in 1979 under the name “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We have two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which is dormant. On May 28, 1997, we acquired 3Si though a reverse merger by issuing 72% or our outstanding stock to the 3Si shareholders in exchange for 100% of their common stock. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc jointly, unless specifically stated otherwise.

For the fiscal year being reported on, the Company was engaged in the marketing, sales and integration of our proprietary software product, iKEW(TM), and the licensing of the iKEW(TM) Internet-based customer support system. The Company’s operations include data consolidation and business coordination. Our iKEW(TM) (Internet powered Knowledge, Experience and Wisdom) products provide our customers business process tools and support. Portal Management, Content Management, Request Tracking and Workflow Processing are all integrated and presented through the customer’s look and feel.

Segments

The Company does not operate in more than one business segment.

Description of Business

The Company provides the ability to create, manage, and share enterprise intelligence with anyone, anywhere, anytime over the Internet, with an easy to use, integrated suite of portal management, content management, request tracking, and workflow management technology to businesses of all sizes and types. Our principal markets have consisted of large corporations located in the United States. The principal services provided are portal and collaborative tools, web-site development and notification system implementation using the iKEW(TM) products and licensing of the iKEW(TM) Internet-based content management and collaboration.

Creating a highly customer centric experience differentiates iKEW(TM) from the traditional IT deployment model. Being customer centric means iKEW(TM) accommodates and reflects the way the customer’s business works, thus minimizing the need for training and change to their organization. Organizations typically spend thousands or millions of dollars and months or years bringing their disparate systems together. This type of deployment needs to be maintained by a specialized staff and resources, at significant expense. The simplicity of an iKEW(TM) deployment reduces the time and cost of bringing disparate systems together while enabling the customer’s IT staff to focus on their core business.

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

•	Portal Management

•	Content Management

•	Request Tracking

•	Workflow Management

•	Discussion Forums

•	Queue Manager

Portal Management encompasses document and content management, among other things. Portal Management includes the entire body of knowledge maintained by an organization and how it is packaged, presented to, and accessed by a variety of audiences. Based on need and preference, portals vary in a number of ways, including:

•	How the user is welcomed

•	Single sign-on for business applications

•	Unique branding of the user interface

•	Type of information featured and highlighted

•	Content filtering/searching, Meta tags

•	Tone of the language and graphics used

•	Access privileges within the site

•	User interface with consistent navigation elements

Content Management

By simplifying the process of knowledge capture and distribution to appropriate personnel, iKEW(TM) ensures that web sites become dynamic and efficient. They reflect what is happening in real time. Behind the scenes, valuable IT resources are freed up. This is accomplished by:

•	Capturing and creating knowledge at the source

•	Aggregating and improving that knowledge

•	Managing distribution securely through the Internet and wireless devices

•	Unifying disparate information and data

•	Inputting the knowledge is as easy as using MS Word

•

Searching using key words, proprietary algorithms, and, techniques that allow each customer to define their own organizational communication terminology. Over time the iKEW(TM) knowledge base reflects the most frequently requested information.

Request Tracking

iKEW(TM)’s request tracking is capable of reflecting requests which are part of an enterprise’s everyday work process. If a request goes out to an individual and that request is not answered in a specified amount of time, it will automatically go to the next person in line. Multiple levels of escalation are available, which can incorporate the following features:

•	Call logging

•	Escalation and notification (wireless and E-mail)

•	Two-way communication with a support representative (wireless and Internet)

•	File attachments to call tickets

•	Customer profile management

•	On-line status for customers as well as management

•	Reporting

•	Migration of solutions to the iKEW(TM) knowledge database

Workflow

Workflow Processing enables customers to define approval processes, escalate requests, and mange business processes. These functions are enabled by an easy to use Wizard interface. Workflow Processing provides the following:

•

Application features like security, personalization, content management, and search are much more powerful when shared across applications via workflow. This enables users to work across departments and applications without worrying about different logins, reducing repetitive task.

•	Approval Process - once entered, if an Approval Process is needed the Document/Content automatically gets routed to the individual who has Approval rights. Multiple levels of Approval are available.

•

Escalation Notification - if a request goes out to an individual and that request is not answered in a specified amount of time it will automatically go to the next person in line. Multiple levels of Escalation are available.

•

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

Therefore, because iKEW(TM) is a more tightly integrated product, we believe it has a broader market appeal. By marketing a tightly integrated product, we are able to provide our customers with enhanced functionality for substantially less than our competitors. We further believe that our product has an advantage over its competitors because it significantly reduces the number of technical personnel necessary to accomplish an implementation of the product. This allows us to leverage the “low cost of implementation” of the iKEW(TM) product to more companies, and thus increase our market presence and revenues.

We believe that opportunities exist for all components of iKEW(TM) in enterprises ranging from small to large, including government and military, and public/private education institutions. We will continue to pursue these opportunities as a key factor for growth and brand recognition. We anticipate that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to allow us to become profitable and generate positive cash flow. The architecture of iKEW(TM) allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market. Further, because iKEW(TM) is “Real World SimplicitySM,” customers do not require expensive information technology professionals for support. This allows iKEW to serve a broader base of customers ranging from small to the large enterprises.

In the event we are able to raise the capital necessary to allow us to expand our marketing efforts, we intend to target small businesses because we believe that once introduced to the cost saving features of using iKEW(TM), they can access the Internet as a competitive weapon against their much larger competitors. Without making a significant capital investment, they can take advantage of iKEW(TM)’s economies of scale, keeping their costs low, while enhancing their ability to compete on a global scale.

Enterprise Market

Large enterprises can reap significant benefits from installation and utilization of the iKEW(TM) Product. These companies have very large, expensive information technology staffs, and their priorities are to support and focus on mission critical systems. They tend to be geared toward large, complex projects, and find it difficult to adjust to rapidly changing business requiring web enabled technologies. Our strategy for these organizations is to offer them a license, with annual maintenance and an application tool set. The Real World SimplicitySM of iKEW(TM) does not require the corporations’ information technology human resources for implementation or maintenance, freeing them to focus on the mission critical systems.

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

Governments at all levels have time-to-market requirements as well. We believe that an iKEW(TM) product implementation could provide increased productivity achieved by simplification of information distribution, reduction in IT resources, and a reduction in travel. Significant opportunity exists within government for the complete set of iKEW(TM) capabilities. All public school districts are potential customers for iKEW(TM). iKEW(TM) provides services that cost effectively link administrators, teachers, students, and parents. Budget limitations have created an environment where school districts cannot afford expensive IT solutions, yet they need to leverage technology to maximize the tax dollars they receive. iKEW(TM) deployed as an Application Service Provider (“ASP”) service reduces or eliminates the need for schools to maintain expensive hardware platforms and provides the security schools require.

Small to Medium-Sized Business Market

Small to medium-sized enterprises can take advantage of iKEW(TM)’s strengths, low cost, and rapid implementation. These types of enterprises need to be very cost conscious and, at the same time, improve their time to market. iKEW(TM)’s ASP delivery model reduces the need for any capital investment. All that is required is access to a web browser and an Internet connection to take advantage of the iKEW(TM) capabilities. We are continuing to move forward with the design and definition of a major upgrade to our iKEW(TM) product, and believe that the next major release will make this market segment more accessible. No date has been set for completion of the upgrade.

iKEW Overview

iKEW is a total knowledge management system encompassing business collaboration and data consolidation that is delivered as an application development tool kit. The key to effective knowledge management is to consolidate data so an authorized user can discover, access and utilize it. iKEW combines the following packages under one interface: Portal Management, Content Management, Request Tracking, Workflow Processing, Authoring, Quizzing, Reporting, Scheduling, and Discussion Groups. These packages can be delivered as a combined solution under one look and feel or the customer can choose individual packages and incorporate them into their current environment. The goal is to add packages without adding additional interfaces, while cutting cost and protecting the customer’s current investments in technology. Additionally, our proprietary database interface product, Queue Manager, integrates diverse backend systems.

Employees

During fiscal year 2006, we had five employees. None of our employees are members of any union and we consider our employee labor relations to be good.

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

Patents and Trademarks

In addition to rights provided at common law, we have submitted trademark/service mark applications with the U.S. Patent & Trademark Office to register the marks “iKEW” and “REAL WORLD SIMPLICITY” and to have them listed in its principal register. In November 2005, we were advised that our applications were accepted. An application to register our trademarks has been submitted.

Item 2. Property

Our principal place of business as of June 30, 2006, the end of our fiscal year is located at Suite 100,19 N. Tejon Street, Colorado Springs, Colorado 80903, consists of 1955 square feet of general office space, and has been leased for a 36*-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30 2007, $2,524 per month through April 30, 2008, and $2,599 per month through April 30, 2009.

We own furniture, fixtures and computer equipment. In addition we have a Hosting agreement with Verizon Business for our Production Server environment.

Item 3. Legal Proceedings

There are no material legal proceedings that are pending or have been threatened against us of which our management is aware.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended Jun 30, 2006, no matters were presented to our shareholders for approval.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock was traded on the “pink sheets” operated by the National Association of Securities Dealers, Inc., under the trading symbol “TSIH” from January 2, 1987 until April 2005. Our Common Stock traded on the Over-the-Counter Bulletin Board under the same symbol, but because of our failure to timely file reports pursuant to the Securities Exchange Act of 1934, as amended, we were delisted from trading on the OTCBB. As of the date of this report, our Common Stock is traded again on the “pink sheets” under the trading symbol “BLVT” We intend to cause an application to be filed to allow us to return to the Bulletin Board once we become current in our filings. However, there can be no assurances that our application will be approved.

The range of closing bid prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending	High	Low

September 30, 2004	$0.06	$0.03
December 31, 2004	0.05	0.03
March 31, 2005	0.06	0.03
June 30, 2005	0.14	0.01

September 30, 2005	$0.75	$0.01
December 31, 2005	0.75	0.22
March 31, 2006	0.90	0.30
June 30, 2006	1.50	0.30

The closing bid price of our Common Stock on March 29, 2010 was $.134.

As of March 29, 2010, there were approximately 120 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2007.

As of the date of this Report, our Common Stock is traded on the “pink sheets” operated by the National Association of Securities Dealers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

1.

The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

Overview

Bulova Technologies Group, Inc. was originally created as a Wyoming corporation formed in 1979 under the name “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. Bulova. We have two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si”), where all of our operations were conducted, and KEWi.net, Inc., also a Colorado corporation, was dormant for the periods presented.

The Company is engaged in the marketing, sales and integration of our proprietary software product, iKEW(TM), and the licensing of the iKEW(TM) Internet-based customer support system. Our operations include data consolidation and business coordination. Our iKEW(TM) (Internet powered Knowledge, Experience and Wisdom) products provide our customers business process tools and support. Portal Management, Content Management, Request Tracking and Workflow Processing are all integrated and presented through the customer’s look and feel.

The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2006 and 2005.

We generated revenues of $881,378 during our fiscal year ended June 30, 2006, compared to revenues of $320,520 during our fiscal year ended June 30, 2005, an increase of $560,858.

Our cost of sales during our fiscal year ended June 30, 2006 was $240,100, compared to $324,521 in 2005, a decrease of $84,421.

During our fiscal year ended June 30, 2006, our operating expenses were $588,120, compared to operating expenses of $676,168 during our fiscal year ended June 30, 2005, a decrease of $88,048.

Interest expense remained relatively constant in our fiscal year ended June 30, 2006, compared to the similar period in 2005, as we incurred $27,872 in 2006, compared to $26,167 in 2005, an increase of $1,705.

As a result of the above circumstances, we incurred a profit of $25,286 for the fiscal year ended June 30, 2006, compared to incurring a loss of $706,336 during the fiscal year ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had $135,334 in cash and cash equivalents.

At June 30, 2006, we had accounts receivable in the amount of $470, compared to $13,500 at June 30, 2005.

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

We also have established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO’s personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25%. The amount outstanding as of June 30, 2006 was approximately $43,000.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of the Letter of Intent, eSPG loaned us the principal sum of $195,000. The relevant LOI does not contain a charge for interest on this loan.

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

The report issued by our independent accountants to our audited financial statements included below in this Report contains a separate paragraph stating, “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to our financial statements, we have suffered recurring losses from operations and have working capital and stockholders’ deficits. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described above, as well as in Note A. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Subsequent Event

June 17, 2007 – The Company entered into a “purchase agreement” to sell all of its current business operations, and its wholly owned subsidiaries to certain members of management in exchange for their returning all of their shares in the Company, including the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. The transaction was closed and settled effective July 1, 2007.

March 11, 2008 – the Company issued 56,000,000 shares of common stock as stock based compensation to John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company.

October 28, 2008 – the Company authorized a reverse split of its then current issued and outstanding shares of common stock in a ratio of one for fifteen, and changed its par value from $.01 to $.001 per share.

November 4, 2008 – The Company filed an amendment to its articles of incorporation and changed its legal name to “Bulova Technologies Group, Inc.,

November 4, 2008 – the Company settled the amount of the outstanding debt to eSPG of $195,000 through the issuance of 14,000,000 shares to entities affiliated with or controlled by John Stanton, our current Chairman of the Board. Mr. Stanton had financed the proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned the $195,000 balance outstanding to Mr. Stanton.

January 1, 2009 – The Company authorized with an effective date of January 1, 2009, the acquisition of 3Si Holdings, Inc., a Florida Corporation, through the issuance of 40,000,000 shares of common stock in exchange for all of its outstanding shares. As a part of consummating this transaction, the Company also authorized with the same effective date, the issuance of 8,000,000 shares to satisfy an obligation associated with warrants outstanding of 3Si Holdings, Inc., the Florida corporation.

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

Obtaining new business in our highly competitive industry will continue to require us to focus on our sales model, communication of our product’s capabilities, and focus on product development. However, existing customers have expressed an appreciation for our diligence, patience, creativity and commitment to our sales model when establishing stable environments for our product applications. Moreover, as our product begins to become the subject of additional interest in the marketplace, we have increased our efforts to develop brand recognition in our products.

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

We believe that lack of working capital has been the principal reason behind our inability to grow our business during our fiscal year ended June 30, 2006. This shortage of capital has caused customers as well as potential business partners to have concern about doing business with us. We have addressed this issue primarily by suggesting that source code be kept in escrow. There can be no assurances that we will be able to maintain this level of business in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended June 30, 2006.

Critical Accounting Policies and Estimates

We believe our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) 97-2 and 98-4, “Software Revenue Recognition.” These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the vendor’s fee is fixed or determinable and collectability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software purchased via our ASP model is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided unless the customer has purchased an enterprise site license.

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2006 and 2005, and for the years then ended. During the year ended June 30, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bulova Technologies Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Bulova Technologies Group, Inc. and Subsidiary as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2005 and for the year then ended were audited by other auditors whose report dated September 13, 2005 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. Our opinion on the statement of operations, changes in stockholders’ deficit and cash flows for the twelve month period ended June 30, 2006, insofar as it relates to amounts for the periods through June 30, 2005 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has had recurring losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3Si Holdings, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheet of 3Si Holdings, Inc. and subsidiary as of June 30, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ (deficit) for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Si Holdings, Inc. and subsidiary as of June 30, 2005, and the results of its consolidated operations and its cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s minimal revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Greenwood Village, Colorado

September 13, 2005

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS

Cash and cash equivalents	$135,334	$2,568
Accounts receivable	470	13,500
Prepaid and other	18,000	483

Total Current Assets	153,804	16,551

Computer systems and software	246,047	235,348
Furniture and fixtures	14,395	12,683
Vehicle	20,397	20,397

	280,839	268,428
Less: accumulated depreciation	(224,104)	(191,276)

Property and equipment, net	56,735	77,152

	$210,539	$93,703

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$175,831	$314,536
Unearned revenue	96,051	130,588
Shareholder advances	144,800	67,600
Current portion of capital lease obligations	—	7,408
Loan payable – eSPG	195,000	—

Total current liabilities	611,682	520,132

Note payable - stockholder	345,000	345,000

	956,682	865,132

Commitments and contingencies (Note E)	—	—

Shareholders’ deficit
Common stock, $.01 par; authorized 50,000,000 shares, 39,326,943 issued and outstanding in 2006 and 2005	393,269	393,358
Additional paid in Capital in excess of par	5,617,509	5,617,420
Retained earnings (deficit)	(6,718,737)	(6,744,023)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(746,143)	(771,429)

	$210,539	$93,703

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005
Revenues	$881,378	$320,520
Cost of revenues	240,100	324,521

Gross profit (loss)	641,278	(4,001)

Selling and administrative expenses	588,120	676,168

Income (loss) from operations	53,158	(680,169)

Other income (expense)
Interest expense	(27,872)	(26,167)

Income (loss) before income taxes	25,286	(706,336)

Income tax expense	—	—

Net Income (loss)	$25,286	$(706,336)

Basic and diluted net income (loss) per common share	$.001	$.018

Weighted average common shares, basic and diluted	39,326,943	36,597,176

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$25,286	$(706,336)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,828	39,551
Changes in assets and liabilities:
Increase in:
Prepaid and other	(17,517)	—
Accounts payable and accrued expenses	—	291,462
Unearned revenue	—	30,614
Decrease in:
Prepaid and other	—	10,852
Accounts receivable	13,030	38,063
Accounts payable and accrued expenses	(138,705)	—
Unearned revenue	(34,537)	—

Net cash used for operating activities	(119,616)	(295,794)

Cash flows from investing activities:
Purchase of property and equipment	(12,411)	—

Net cash used for investing activities	(12,411)	—

Cash flows from financing activities:
Repayments on capital lease obligations	(7,408)	(28,102)
Borrowings from shareholders	77,200	67,600
Borrowings from eSPG	195,000	—

Net cash provided by financing activities	264,792	39,498

Increase (decrease) in cash and cash equivalents	132,765	(256,296)
Cash and cash equivalents, beginning	2,568	258,864

Cash and cash equivalents, ending	$135,334	$2,568

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, June 30, 2004	36,325,943	$363,358	$5,497,420	$(6,037,687)	$(38,184)	$(215,093)

Shares issued upon exercise of stock options	3,000,000	30,000	120,000			150,000

Net (loss) for the year ended June 30, 2005				(706,336)		(706,336)

Balances, June 30, 2005	39,325,943	393,358	5,617,420	(6,744,023)	(38,184)	(771,429)

Adjustment for presentation of common stock at par	1,000	(89)	89

Net Income for the year ended June 30, 2006				25,286		25,286

Balances, June 30, 2006	39,326,943	$393,269	$5,617,509	$(6,718,737)	$(38,184)	$(746,143)

See accompanying notes to consolidated financial statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Note A - Organization and Business

Bulova Technologies Group, inc. and Corporate Structure

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the year ended June 30, 2006, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant

On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. (“3Si”). 3Si was incorporated in the State of Colorado in 1979. The acquisition was accounted for as a purchase of BLVT by 3Si, since the reverse merger resulted in 72% of the outstanding stock of TSIH being held by the 3Si stockholders.

KEWi.net, Inc. (“KEWi”) was incorporated in February 1999 as a BLVT subsidiary in Colorado. BLVT owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003 (Note I), the Company acquired the 31% minority interest in KEWi and now owns 100% of KEWi.net, Inc.

The Company focuses its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the years ended June 30, 2006 and 2005 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

The corporate offices for the fiscal year being reported on were in Centennial, Colorado.

Going Concern Contingency

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2006 had a working capital (deficit) of ($457,878) and a stockholders’ (deficit) of ($746,145). The Company has limited access to additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has no debt outstanding to financial institutions as of June 30, 2006. Significant portions of the Company’s current obligations were incurred to develop its current software products. However, management anticipates the software in its current state is technologically viable in the near term, with the need for updates requiring only minimal investment.

On August 23, 2005, the Company entered into a Letter of Intent for a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”), based in Tampa, Florida. The business combination with eSPG, as contemplated, could have provided a significant infusion of capital into the Company and provide it with the wherewithal to pursue several long-term contracts. However, this combination did not occur, and the amount of $195,000 advanced to the Company by eSPG is stated separately as a current liability on the Company’s balance sheet as of June 30, 2006.

See Note J - Subsequent Events for further information.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s majority-owned Subsidiary. All inter-company balances and transactions have been eliminated.

Business Segments

BLVT currently operates only in the business segment related to its iKEW products. iKEW is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

Depreciation expense is as follows:

Year Ended	Depreciation Expense

6/30/2006	$32,828
6/30/2005	39,551

Revenue Recognition

The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) 97-2 and 98-4, “Software Revenue Recognition”. These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collect-ability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

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

Since the Company had a small net income for the year ended June 30, 2006 and a substantial net loss for the year ended June 30, 2005, per share amounts were computed only on the basis of 39,326,943 and 36,597,176 weighted average number of common shares outstanding, respectively. Inclusion of common shares subject to warrants, and stock options would have had an anti-dilutive effect.

Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments are as follows:

	As of June 30, 2006
	Carrying Amount	Fair Value

Cash and cash equivalents	$135,334	135,334
Note payable - stockholders	(345,000)	(345,000)

The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Software Development Costs

Software development costs are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives. To date, all software development costs have been expensed due to the development nature of the Company’s business and products.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards would have a significant impact on its consolidated financial statements

Note C - Notes Payable to Shareholder

Previous to 2006, the former President and CEO who is still a Director and principal stockholder had loaned $495,412 to the Company. As of June 30, 2005, the Company renegotiated that debt with the following terms and conditions:

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

Note D - Capital Lease Obligations

The Company has capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of June 30, 2006, all capital lease obligations have been paid in full.

Note E - Commitment

Operating Lease

The Company leases office space under a month to month operating lease. Office space and other rent expense for the years ended June 30, 2006 and 2005, was $31,928 and $31,928, respectively.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Note F - Stockholders’ Equity (Deficit)

Stock Option Plan

On June 18, 1998, the stockholders approved the Company’s 1998 Stock Option Plan (the “1998 Plan”). Under the terms of the 1998 Plan, the Company may grant options for employees and directors of the Company to acquire up to 5,000,000 shares of common stock. On March 9, 2005 the Board of Directors and a majority of the stockholders approved an action to increase the number of shares authorized in the plan to 10,000,000.

The options vest over a period of three years.

	# Shares Under Option	Exercise Price*
End of period, June 30, 2004	3,597,000	$0.05

Granted	1,400,000	0.05
Exercised	(3,000,000)	(0.05)

End of period, June 30, 2005	1,997,000	0.05

Granted	500 000	0.05
Forfeited	(455,000)	(0.05)

End of Period, June 30, 2006	2,042,000	$0.05

*	Weighted average

Exercise prices of all stock options outstanding as of June 30, 2006 range from $0.05 to $0.10 per share.

Following is a summary of the status of options outstanding at June 30, 2006:

Outstanding Options		Exercisable Options
Number	Exercise Price	Term Expiration	Number

500,000	$0.05	August 2015	125,000
950,000	0.05	January 2015	475,000
250,000	0.05	December 2013	187,500
340,000	0.05	October 2011	340,000
2,000	0.10	September 2008	2,000

2,042,000			1,129,500

No compensation cost was charged to operations for either of the years ended June 30, 2006 and 2005.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Note G - Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

Prior to the year ended June 30, 2004, KEWi was excluded from the filing of a consolidated income tax return. Net operating loss carry forwards as available at June 30, 2006, expires as follows:

YEAR	TSIH	KEWi

2019	$616,000	$—
2020	196,000	413,000
2021	99,000	—
2022	135,000	—
2023	115,000	—
2024	137,000	—

	$1,298,000	$413,000

The Company’s deferred tax assets and liabilities are comprised of the following:

2006
Non-current:
Tax benefit of net operating loss carry forward	$667,000
Other	45,000

712,000
Valuation allowance	(712,000)

Net non-current	—

Net deferred tax assets	$—

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forward and reversal of timing differences. A valuation allowance of $712,000 is provided at June 30, 2006 for the benefits, which the Company may not be able to use.

Reconciliation of income taxes to Federal statutory rates is as follows:

	2005	2005
Income taxes (benefit) expense at statutory rates	$(32,000)	$(32,000)
Permanent tax differences
Other	5,600	5,600
State taxes and other	(7,000)	(7,000)
Valuation allowance	(33,400)	(33,400)

Income tax expense	$—	$—

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Note H - Related Party Transaction

As further discussed in Note C, a note payable in the amount of $345,000 is outstanding to a former President and former CEO of the Company who is still a Director and principal stockholder of the Company.

Cash advances and accrual of salaries and expenses which are listed as accounts payable to related parties were made to the Company from an individual who is an officer, director and principal stockholder of the Company and two other directors and principal stockholders of the Company. Subsequent to June 30, 2005, the advances and accruals from the stockholders were converted to notes payable.

The former CTO/CFO of the Company had extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 9.25% as of June 30, 2006. The amount outstanding at June 30, 2006 was approximately $43,000, and is included in accounts payable.

Note I - Subsequent Events

June 17, 2007 – The Company entered into a “purchase agreement” to sell all of its current business operations, and its wholly owned subsidiaries to certain members of management in exchange for their returning all of their shares in the Company, including the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. The transaction was closed and settled effective July 1, 2007.

March 11, 2008 – the Company issued 56,000,000 shares of common stock as stock based compensation to John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company.

October 28, 2008 – the Company authorized a reverse split of its then current issued and outstanding shares of common stock in a ratio of one for fifteen, and changed its par value from $.01 to $.001 per share.

November 4, 2008 – The Company filed an amendment to its articles of incorporation and changed its legal name to “Bulova Technologies Group, Inc.,

November 4, 2008 – The Company settled the amount of the outstanding debt to eSPG of $195,000 through the issuance of 14,000,000 shares to entities affiliated with or controlled by John Stanton, our current Chairman of the Board. Mr. Stanton had financed the proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG, eSPG assigned the $195,000 balance outstanding to Mr. Stanton.

January 1, 2009 – The Company authorized with an effective date of January 1, 2009, the acquisition of 3Si Holdings, Inc., a Florida Corporation, through the issuance of 40,000,000 shares of common stock in exchange for all of its outstanding shares. As a part of consummating this transaction, the Company also authorized with the same effective date, the issuance of 8,000,000 shares to satisfy an obligation associated with warrants outstanding of 3Si Holdings, Inc., the Florida corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

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

The Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, and concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the Sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Audit Committee Report” in the Company’s Definitive Proxy for the 2009 Annual Meeting of the Shareholders to be filed with the SEC.

The following are the executive officers of the Registrant:

Name	Age	Office Held
John D. Stanton (1)	57	Chairman of the Board, Chief Executive Officer, President, and Principal Finance Officer effective 7/1/07
Frederick J. Slack (2)	52	Chief Executive Officer, President and Director through 6/30/07
Felipe L. Vadez (2)	54	Secretary/Treasurer and Director through 6/30/07
Jerome K. Thorson (2)	59	Director through 6/30/07
Karen M. Harned (2)	44	Vice President, Sales and Marketing through 6/30/07
Lyndell D. Gibson (2)	55	Chief Technology Officer through 6/30/07
Amadeus Foudray (2)	32	Chief Engineer through 6/30/07

(1)	Effective July 1, 2007, John D. Stanton assumed the positions of Chairman of the Board, Chief Executive Officer, President, and Principal Finance Officer.
(2)	Effective July 1, 2007, all of the officers resigned their respective positions with the Company

Our articles of incorporation and bylaws provide that the number of members of our board of directors shall be not less than one (1) and not more than nine (9) members. Our current number of directors is three (3). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors

The following is a biographical summary of the business experience of our directors and executive officers for the year ended June 30, 2006:

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

From 1999 to December 2000, he served as president and chief operating officer of (i) Structure Inc., subsidiary of Level III Communications, a technology company located in Broomfield, Colorado. For the period of 1971 to 1999, Mr. Thorson was employed by Electronic Data Systems Corporation, located in Plano, Texas, his last position being that of a business unit president. He devotes only such time as necessary to our business activities.

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

Karen Harned, our Vice President of Sales, joined our Company July 1, 2001. Prior, from January 2000 through July 2001, Ms. Harned was a Sales Executive for (i) Structure, Louisville, Colorado where she reported to Mr. Thorson then the President of (i) Structure. From 1997 through January 2000, she was a regional manager, client services, for Iron Mountain, Denver, Colorado, a records management company. Ms. Harned obtained a Bachelor of Science degree from the University of Maryland in 1986. She devotes substantially all of her time to our business.

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

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Treasurer (who is both the principal accounting and financial officer), which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Treasurer at the Company’s principal offices. The Company intends to disclose any amendments to, or waiver of, any provisions of the Code for the Principal Executive Officer or Treasurer, or any person performing similar functions.

The additional information required by this item is incorporated by reference to the Section entitled “Corporate Governance” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2006, 2005 and 2004, of our Chief Executive Officer and those other members of our management who received aggregate compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year				Long Term Compensation			All Other Compensation ($)
		Annual Compensation			Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Underlying Options/SARs (#)	LTIP Payouts ($)

Frederick J. Slack, CEO (1)	2006	$110,000	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$110,000	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$110,000	$3,000	-0-	-0-	-0-	-0-	-0-

Frank W. Backes, CIO (1)	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$110,000	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$114,800	$3,000	-0-	-0-	-0-	-0-	-0-

Jerome K. Thorson, President	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$100,000	$2,500	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Slack held the position of Executive Vice President until January 2005, when he was appointed as our CEO/CFO and President upon the resignation of Mr. Thorson as CEO.
(2)	Mr. Backes resigned his position as our Executive Vice President and CTO in August 2005.

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

At June 30, 2006, there were 2,042,000 shares of our Common Stock subject to options under the Plan. Exercise prices of all stock options outstanding as of June 30, 2006, range from $0.05 to $0.10 per share.

Following is a summary of the status of options outstanding at June 30, 2006:

OUTSTANDING OPTIONS		EXERCISABLE OPTIONS
Number	Exercise Price	Term Expiration	Number

500,000	$0.05	January 2015	125,000
950,000	$0.05	December 2013	475,000
250,000	$0.05	November 2012	187,500
340,000	$0.05	October 2011	340,000
2,000	$.10	September 2008	2,000

2,042,000			1,129,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Frederick J. Slack(1)	8,027,444		20.4%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Felipe L. Valdez(1)	8,250,545		21.0%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Frank W. Backes(1)	8,477,777		21.6%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Jerome K. Thorson (1)	3,400,000	(2)	8.6%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	All Officers and Directors	28,155,766		71.6%
	as a Group (4 persons)

(1)	Officer and/or director as of the end of the fiscal year being reported on.
(2)	Includes 400,000 shares in the name of Mr. Thorson’s children.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Item 13. Certain Relationships and Related Transactions and Director Independence

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

We have established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO’s personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25% as of June 30, 2005. The amount outstanding as of June 30, 2006 was approximately $43,000, and is included in accounts payable.

Item 14. Principal Accountant Fees and Services

	2006	2005
Audit Fees	$5,000	$8,620

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)                The consolidated financial statements are included in Item 8.

(b)	Exhibits:

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ John D. Stanton
John D. Stanton
Principal Executive Officer

DATED: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ John D. Stanton	March 31, 2010
John D. Stanton
Principal Executive Officer

/s/ John D. Stanton	March 31, 2010
John D. Stanton
Principal Financial Officer