Form 10-Q
period 2006-09-30
Bulova Technologies Group, Inc.
filed 2010-03-31
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 29, 2010, the Company had 80,052,909 shares of Common Stock outstanding.

EXPLANATORY NOTE

The interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company’s Chief Executive Officer and Acting Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	June 30, 2006
ASSETS

Cash and equivalents	$42,275	$135,334
Accounts receivable	34,008	470
Prepaid and other	13,817	18,000

Total current assets	90,100	153,804
Computer systems and software	248,617	246,047
Furniture and fixtures	14,395	14,395
Vehicle	20,397	20,397

	283,409	280,839
Less: accumulated depreciation	(232,660)	(224,104)

Property and equipment, net	50,749	56,735

	$140,849	$210,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$161,993	$175,831
Unearned revenue	73,446	96,051
Shareholder advances	143,150	144,800
Loan payable – eSPG	195,000	195,000

Total current liabilities	573,589	611,682
Notes payable – stockholder	345,000	345,000

	918,589	956,682

Commitments and contingencies (Note 4)	—	—
Shareholders’ deficit:
Common stock, $.01 par; authorized 50,000,000 shares; 39,326,943 issued and outstanding at September 30, 2006 and June 30, 2006	393,269	393,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,750,334)	(6,718,737)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(777,740)	(746,143)

	$140,849	$210,539

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues	$204,084	$73,217
Cost of revenues	76,944	43,355

Gross profit (loss),	127,140	29,862

Selling and administrative expenses	151,837	122,671

Income (loss) from operations	(24,697)	(92,809)
Other income (expense)
Interest expense	(6,900)	(7,144)

Income (loss) before Income taxes	(31,597)	(99,953)
Income tax expense	—	—

Net income (loss)	$(31,597)	$(99,953)

Basic and diluted net income (loss) per share	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$(31,597)	$(99,953)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,556	8,727
Changes in operating assets and liabilities
Accounts receivable	(33,538)	4,360
Prepaid expenses and other assets	4,183	(2,707)
Accounts payable and accrued expenses	(13,838)	154,943
Unearned revenue	(22,605)	(44,575)

Net cash provided by (used in) operating activities	(88,839)	20,795

Cash flows from investing activities:
Purchase of property and equipment	(2,570)	—

Net cash used in investing activities	(2,570)	—

Cash flows from financing activities
Repayments of shareholder advances	(1,650)	—

Net cash used in financing activities	(1,650)	—

	(93,059)	20,795
Cash and cash equivalents, beginning	135,334	2,568

Cash and cash equivalents, ending	$42,275	$23,363

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the quarter ended September 30, 2006, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant.

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

The Company focuses its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the three months ended September 30, 2006 and 2005 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

2. Principles of consolidation and basis of presentation:

The accompanying condensed consolidated balance sheet as of June 30, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 and 2005.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company expects that none of the new standards would have a significant impact on its consolidated financial statements.

3. SHAREHOLDER ADVANCES AND NOTE PAYABLE TO SHAREHOLDER

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

Advances from certain shareholders have been made at various times. The amounts are listed separately on the balance sheet. These amounts are due on demand.

4. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased office space under a month to month operating lease. Subsequent to June 30, 2007, and effective July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

1. Overview:

Critical accounting policies:

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

Business Segments:

BLVT currently operates only in the business segment related to its iKEW products. iKEW is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States.

2. Results of operations:

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenue for the quarter ended September 30, 2006 was $204,084 compared to $73,217 for the quarter ended September 30, 2005, an increase of 179%. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue of $76,944 for the quarter ended September 30, 2006 compared to $43,355 for the quarter ended September 30, 2005 represents an increase of 77%. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit for the quarter ended September 30, 2006 was $127,140 compared to $29,862 for the quarter ended September 30, 2005.

Operating expenses of $151,837 for the quarter ended September 30, 2006 increased by 24% compared to $122,671 for the quarter ended September 30, 2005.

Net loss was $(31,597) for the quarter ended September 30, 2006 compared to a net loss of $(99,953) for the quarter ended September 30, 2005.

3. Liquidity and capital resources:

To date, operating funds have been provided primarily by sales of common stock, and to a lesser degree, funds provided by revenue from our products.

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

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of the Letter of Intent (“LOI”), eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of us, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, we have discontinued negotiations on this proposed transaction. It is possible that we may also owe an additional $25,000 to eSPG for a break-up fee.

Our ability to meet our obligations for the next twelve months will depend largely on the amount of subscription revenue generated and sales to additional prospects.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	To be filed by amendment. See Explanatory Note, page 2.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Executive Officer

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Financial Officer

DATED: March 31, 2010