Form 10-Q
period 2006-12-31
Bulova Technologies Group, Inc.
filed 2010-03-31
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	June 30, 2006
ASSETS
Cash and equivalents	$44,121	$135,334
Accounts receivable	100,365	470
Prepaid and other	9,547	18,000

Total current assets	154,033	153,804
Computer systems and software	250,514	246,047
Furniture and fixtures	15,436	14,395
Vehicle	20,397	20,397

	286,347	280,839
Less: accumulated depreciation	(241,216)	(224,104)

Property and equipment, net	45,131	56,735

	$199,164	$210,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$169,804	$175,831
Unearned revenue	207,270	96,051
Shareholder advances	139,700	144,800
Loan payable – eSPG	195,000	195,000

Total current liabilities	711,774	611,682
Notes payable – stockholder	345,000	345,000

	1,056,774	956,682

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.01 par; authorized 50,000,000 shares; 39,326,943 issued and outstanding at December 31, 2006 and June 30, 2006	393,269	393,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,830,204)	(6,718,737)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(857,610)	(746,143)

	$199,164	$210,539

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Unaudited)

	Three Months Ended December 31,		.Six Months Ended December 31
	2006	2005	2006	2005
Revenues	$154,935	$253,789	$359,019	$327,006
Cost of revenues	77,258	101,703	154,202	145,058

Gross profit (loss),	77,677	152,086	204,817	181,948
Selling and administrative expenses	150,647	144,705	302,484	267,376

Income (loss) from operations	(72,970)	7,381	(97,667)	(85,428)
Other income (expense)
Interest expense	(6,900)	(6,928)	(13,800)	(14,072)

Income (loss) before Income taxes	(79,870)	453	(31,597)	(99,500)
Income tax expense	—	—	—	—

Net income (loss)	$(79,870)	$453	$(111,467)	$(99,500)

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943	39,326,943	39,325,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$(111,467)	$(99,500)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,112	17,002
Changes in operating assets and liabilities
Accounts receivable	(99,895)	(33,350)
Prepaid expenses and other assets	8,453	(435)
Accounts payable and accrued expenses	(6,027)	60,172
Unearned revenue	111,219	113,065

Net cash provided by (used in) operating activities	(80,605)	56,954
Cash flows from investing activities:
Purchase of property and equipment	(5,508)	(2,443)

Net cash used in investing activities	(5,508)	(2,443)
Cash flows from financing activities
Payment of capital lease obligations	—	(4,925)
Borrowings on notes payable - stockholder	—	79,000
Repayments of shareholder advances	(5,100)	—

Net cash used in financing activities	(5,100)	74,075

Net Increase (Decrease) in Cash and Cash Equivalents	(91,213)	128,586
Cash and cash equivalents, beginning	135,334	2,568

Cash and cash equivalents, ending	$44,121	$131,154

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

The Company focuses its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the three months and six months ended December 31, 2006 and 2005 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

2. Principles of consolidation and basis of presentation:

The consolidated financial statements include the Company’s majority-owned Subsidiary. All inter-company balances and transactions have been eliminated

The accompanying condensed consolidated balance sheet as of June 30, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the three and six months ended December 31, 2006 and 2005.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Unaudited)

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

2. Results of operations:

For the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Revenue for the quarter ended December 31, 2006 was $154,935 compared to $253,789 for the quarter ended December 31, 2005, a decrease of 39%. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue of $77,258 for the quarter ended December 31, 2006 compared to $101,703 for the quarter ended December 31, 2005 represents a decrease of 24%. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit for the quarter ended December 31, 2006 was $77,677 compared to $152,086 for the quarter ended December 31, 2005.

Operating expenses of $150,647 for the quarter ended December 31, 2006 increased by 4% compared to $144,705 for the quarter ended December 31, 2005.

Net loss was $(79,870) for the quarter ended December , 2006 compared to a net income of $453 for the quarter ended December 31, 2005.

For the six months ended December 31, 2006 compared to the six months ended December 31, 2005.

Revenue for the six months ended December 31, 2006 was $359,019 compared to $327,006 for the six months ended December 31, 2005, an increase of 10%. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue of $154,202 for the six months ended December 31, 2006 compared to $145,058 for the six months ended December 31, 2005 represents an increase of 6%. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit for the six months ended December 31, 2006 was $127,140 compared to $29,862 for the six months ended December 31, 2005.

Operating expenses of $204,817 for the six months ended December 31, 2006 increased by 13% compared to $181,948 for the six months ended December 31, 2005.

Net loss was $(111,467) for the six months ended December , 2006 compared to a net loss of $(99,500) for the six months ended December 31, 2005.

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

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of theLetter of Intent (“LOI”), eSPG loaned us the principal sum of $170,000. The relevant LOI does not contain a charge for interest on this loan. If consummated, the proposed terms include a 50-50 split in ownership of us, provided that eSPG provides a minimum amount of working capital. As of the date of this Report, we have discontinued negotiations on this proposed transaction. It is possible that we may also owe an additional $25,000 to eSPG for a break-up fee.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer*

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	To be filed by Amendment. See Explanatory Note., page 2.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/S/ JOHN D. STANTON
John D. Stanton Principal Executive Officer

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Financial Officer

DATED: March 31, 2010