Form 10-Q
period 2007-03-31
Bulova Technologies Group, Inc.
filed 2010-03-31
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	June 30, 2006
ASSETS
Cash and equivalents	$14,603	$135,334
Accounts receivable	4,013	470
Prepaid and other	3,547	18,000

Total current assets	22,163	153,804
Computer systems and software	250,514	246,047
Furniture and fixtures	15,436	14,395
Vehicle	20,397	20,397

	286,347	280,839
Less: accumulated depreciation	(248,744)	(224,104)

Property and equipment, net	37,603	56,735

	$59,766	$210,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$231,637	$175,831
Unearned revenue	157,830	96,051
Shareholder advances	136,950	144,800
Loan payable – eSPG	195,000	195,000

Total current liabilities	721,417	611,682
Notes payable – stockholder	345,000	345,000

	1,066,417	956,682

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.01 par; authorized 50,000,000 shares; 39,326,943 issued and outstanding at March 31, 2007 and June 30, 2006	393,269	393,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,979,245)	(6,718,737)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(1,006,651)	(746,143)

	$59,7664	$210,539

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Revenues	$67,158	$93,547	$426,177	$420,553
Cost of revenues	70,517	53,963	224,719	199,021

Gross profit (loss),	(3,359)	39,584	201,458	221,532
Selling and administrative expenses	138,782	137,108	441,266	404,484

Income (loss) from operations	(152,141)	(97,524)	(239,808)	(182,952)
Other income (expense)
Interest expense	(6,900)	(6,900)	(20,700)	(20,972)

Income (loss) before Income taxes	(159,041)	(104,424)	(260,508)	(203,924)
Income tax expense	—	—	—	—

Net income (loss)	$(159,041)	$(104,424)	$(260,508)	$(203,924)

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943	39,326,943	39,325,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$(260,508)	$(203,924)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,640	25,517
Changes in operating assets and liabilities
Accounts receivable	(3,543)	13,050
Prepaid expenses and other assets	14,453	24
Accounts payable and accrued expenses	55,806	29,158
Unearned revenue	61,779	171,073

Net cash provided by (used in) operating activities	(107,373)	34,898

Cash flows from investing activities:
Purchase of property and equipment	(5,508)	(3,537)

Net cash used in investing activities	(5,508)	(3,537)

Cash flows from financing activities
Payment of capital lease obligations	—	(7,408)
Borrowings on notes payable - stockholder	—	78,000
Repayments of shareholder advances	(7,850)	—

Net cash used in financing activities	(7,850)	70,592

Net Increase (Decrease) in Cash and Cash Equivalents	(120,731)	101,953
Cash and cash equivalents, beginning	135,334	2,568

Cash and cash equivalents, ending	$14,603	$104,521

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

The Company focuses its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the nine months ended March 31, 2007 and 2006 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

2. Principles of consolidation and basis of presentation:

The consolidated financial statements include the Company’s majority-owned Subsidiary. All inter-company balances and transactions have been eliminated

The accompanying condensed consolidated balance sheet as of June 30, 2006, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the nine months ended March 31, 2007 and 2006.

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

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

2. Results of operations:

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenue for the quarter ended March 31, 2007 was $67,158 compared to $93,547 for the quarter ended March 31, 2006, a decrease of 28%. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue of $70,517 for the quarter ended March 31, 2007 compared to $53,963 for the quarter ended March 31, 2006 represents an increase of 31%. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit for the quarter ended March 31, 2007 was $(3,359) compared to $39,584 for the quarter ended March 31, 2006.

Operating expenses of $138,782 for the quarter ended March 31, 2007 increased by 1% compared to $137,108 for the quarter ended March 31, 2006.

Net loss was $(159,041) for the quarter ended March 31, 2007 compared to a net loss of $(104,424) for the quarter ended March 31, 2006.

For the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Revenue for the nine months ended March 31, 2007 was $426,177 compared to $420,553 for the nine months ended March 31, 2006, an increase of 1%. We expect that our revenue will vary for each quarter based upon the timing and magnitude of the major projects undertaken for these and other potential customers.

Cost of revenue of $224,719 for the nine months ended March 31, 2007 compared to $199,021 for the nine months ended March 31, 2006 represents an increase of 13%. Cost of revenues includes project management and software engineering costs, depreciation and subcontract labor.

Gross profit for the nine months ended March 31, 2007 was $201,458 compared to $221,532 for the nine months ended March 31, 2006.

Operating expenses of $441,266 for the nine months ended March 31, 2007 increased by 9% compared to $404,484 for the nine months ended March 31, 2006.

Net loss was $(260,508) for the nine months ended March 31, 2007 compared to a net loss of $(203,924) for the nine months ended March 31, 2006

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

Effective July 1, 2007, the Company sold all of its operations to certain members of management for the assumption of all liabilities with the exception of the $195,000 due to eSPG, as stated above. This will have the effect of eliminating the continuing losses, and allow new management to focus on the long term preservation of the Company for its shareholders. The Company will investigate other internet and software technologies for a profitable opportunity.

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