Form 10-K
period 2007-06-30
Bulova Technologies Group, Inc.
filed 2010-04-01
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

		Page

PART I

Item 1.	Business	3
Item 2.	Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 8.	Consolidated Financial Statements	10
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions and Director Independence	25
Item 14.	Principal Accountant Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	26

	Signatures	26

EX-31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer		27
EX-31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer		28
EX-32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		29
EX-32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		30

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

Business Development

Bulova Technologies Group, Inc. (“we”, “us”, “our”, or the “Company”) was originally created as a Wyoming corporation formed in 1979 under the name “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the year ended June 30, 2007, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant. On May 28, 1997, we acquired 3Si through a reverse merger by issuing 72% or our outstanding stock to the 3Si shareholders in exchange for 100% of their common stock. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc jointly, unless specifically stated otherwise.

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

We continued to experience a slowdown in finalizing contracts, which we believe was the result of budget concerns related to current economic conditions.

On June 17, 2007, the Company entered into a “purchase agreement” to sell all of its current business operations, and its wholly owned subsidiaries to certain members of management. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by the certain members of management were conveyed to the control of the management of eSPG. The transaction was closed and settled effective July 1, 2007.

Description of Products/Services – for the year ended June 30, 2007

iKEW(TM) is a collaboration of content management and business process management tools. iKEW(TM) is also provided as a series of solution sets of services. These can be contracted as a whole group, individually or in combination, including the following:

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

The individual components of iKEW(TM) can address separate markets and therefore it is very difficult to estimate the total size of the consolidated market for our integrated product. At the present time, the total worldwide market for all collaborative tools is estimated to be at least $22 billion dollars according to a Forester Report. For example, in 2002 estimates for the size of the portal market varied from $550 million to $800 million with growth rates ranging from 20 percent to 40 percent through 2007. Market share estimates also vary, with Gartner Group estimating that competing products offered by companies such as Plumtree, IBM, and SAP all had a 7 percent share (June 6, 2002). Similar variances are found in the collaboration and content management markets, but indicated that there is no dominant player in these markets.

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

We believed that opportunities exist for all components of iKEW(TM) in enterprises ranging from small to large, including government and military, and public/private education institutions. We will continue to pursue these opportunities as a key factor for growth and brand recognition. We anticipate that large enterprises will generate significant revenue from licensing and reselling. These customers are cost sensitive and will provide the user volume needed to allow us to become profitable and generate positive cash flow. The architecture of iKEW(TM) allows support for multiple customers from a single infrastructure, keeping costs low and attractive to this market. Further, because iKEW(TM) is “Real World SimplicitySM,” customers do not require expensive information technology professionals for support. This allows iKEW to serve a broader base of customers ranging from small to the large enterprises.

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

Channel Sales

Channel sales are those sales provided by resellers of the iKEW(TM) Product. These resellers typically focus on using the iKEW(TM) product in their vertical markets, such as professional services or price comparison products. Channel sales could have been a significant growth vehicle because we did not have the resources to hire a global sales force at this time.

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

Employees

During fiscal year 2007, we had five employees. None of our employees are members of any union and we consider our employee labor relations to be good.

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

Item 2. Property

Our principal place of business as of the end of this fiscal year, June 30, 2007, was located at Suite 100,19 N. Tejon Street, Colorado Springs, Colorado 80903, consists of 1955 square feet of general office space, and has been leased for a 36*-month term at an initial rent of $2,000 per month through February 28, 2007, then increasing to $2,450 per month through April 30 2007, $2,524 per month through April 30, 2008, and $2,599 per month through April 30, 2009.

We own furniture, fixtures and computer equipment. In addition we have a Hosting agreement with Verizon Business for our Production Server environment.

Item 3. Legal Proceedings

There are no material legal proceedings that are pending or have been threatened against us of which our management is aware.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended Jun 30, 2007, no matters were presented to our shareholders for approval.

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

Quarter Ending	High	Low

September 30, 2005	$0.75	$0.01
December 31, 2005	0.75	0.22
March 31, 2006	0.90	0.30
June 30, 2006	1.50	0.30

September 30, 2006	$0.75	$0.22
December 31, 2006	0.45	0.15
March 31, 2007	0.30	0.15
June 30, 2007	0.75	0.15

The closing bid price of our Common Stock on March 29, 2010 was $.134

As of March 29, 2010, there were approximately 120 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2008.

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

Overview

Bulova Technologies Group, Inc. was originally created as a Wyoming corporation formed in 1979 under the name “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. For the years ended June 30, 2007 and 2006, we had two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (“3Si”), where all of our operations were conducted, and KEWi.net, Inc., also a Colorado corporation, which was dormant for the periods presented.

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

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2007 and 2006.

We generated revenues of $549,376 during our fiscal year ended June 30, 2007, compared to revenues of $881,378 during our fiscal year ended June 30, 2006, a decrease of $332,002.

Our cost of sales during our fiscal year ended June 30, 2007 was $264,305, compared to $240,100 in 2006, an increase of $24,205.

During our fiscal year ended June 30, 2007, our operating expenses were $559,666, compared to operating expenses of $588,121 during our fiscal year ended June 30, 2006, a decrease of $28,455.

Interest expense remained relatively constant in our fiscal year ended June 30, 2007, compared to the similar period in 2006, as we incurred $28,700 in 2007, compared to $27,872 in 2006, an increase of $828.

As a result of the above circumstances, we incurred a loss of $303,295 for the fiscal year ended June 30, 2007, compared to incurring a profit of $25,286 during the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had $6,069 in cash and cash equivalents.

At June 30, 2007, we had accounts receivable in the amount of $5,952, compared to $470 at June 30, 2006.

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

We also established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO’s personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25%. The amount outstanding as of June 30, 2007 was approximately $43,000, and is included in accounts payable.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of the Letter of Intent, eSPG loaned us the principal sum of $195,000. The relevant LOI does not contain a charge for interest on this loan.

During the year ended June 30, 2007, the Company determined that it would be beneficial to the shareholders of the Company to dispose of the current business operations, as the accumulated deficit in equity had now reached in excess of $1,000,000. On June 17, 2007 – The Company entered into a “purchase agreement” to sell all of its current business operations, and its wholly owned subsidiaries to certain members of management. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by the certain members of management were conveyed to the control of the management of eSPG. The transaction was closed and settled effective July 1, 2007. This afforded the Company the opportunity, under new leadership, to forge in directions that would provide a return to the shareholders in the long run.

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

Subsequent Event

July 1, 2007 – the Company settled the agreement with certain members of management, and conveyed all of its current business operations, and it’s wholly owned subsidiaries, including the assumption of all liabilities associated with those subsidiaries, and the cancellation of all outstanding options, with the exception of the $195,000 remaining outstanding to eSPG. The management of eSPG has taken over the responsibility of managing the Company.

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

Trends

As much as our sales model was beginning to be accepted by our customer base, we believe that the amount of investment required over time to reach those companies within our target market segments has become excessive, and beyond the grasp of our financing capabilities.

We believe that the lack of working capital has been the principal reason behind our inability to grow our business during our fiscal year ended June 30, 2007, and this shortage of capital has caused customers as well as potential business partners to have concern about doing business with us.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended June 30, 2007.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2007 and 2006, and for the years then ended. During the year ended June 30, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bulova Technologies Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Bulova Technologies Group, Inc. and Subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

March 31, 2010

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006

ASSETS

Cash and cash equivalents	$6,069	$135,334
Accounts receivable	5,952	470
Prepaid and other	303	18,000

Total Current Assets	12,324	153,804

Computer systems and software	250,514	246,047
Furniture and fixtures	15,436	14,395
Vehicle	20,397	20,397

	286,347	280,839
Less: accumulated depreciation	(245,329)	(224,104)

Property and equipment, net	41,018	56,735

	$53,342	$210,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$298,253	$175,831
Unearned revenue	128,677	96,051
Shareholder advances	135,850	144,800
Loan payable – eSPG	195,000	195,000

Total current liabilities	757,780	611,682

Note payable – stockholder	345,000	345,000

	1,102,780	956,682

Commitments and contingencies (Note E)	—	—

Shareholders’ deficit
Common stock, $.01 par; authorized 50,000,000 shares, 39,326,943 issued and outstanding in 2007 and 2006	393,269	393,269
Additional paid in Capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(7,022,032)	(6,718,737)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(1,049,438)	(746,143)

	$53,342	$210,539

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006

Revenues	$549,376	$881,378
Cost of revenues	264,305	240,100

Gross profit (loss)	285,071	641,278

Selling and administrative expenses	559,666	588,120

Income (loss) from operations	(274.595)	53,158

Other income (expense)
Interest expense	(28,700)	(27,872)

Income (loss) before income taxes	(303,295)	25,286

Income tax expense	—	—

Net Income (loss)	$(303,295)	$25,286

Basic and diluted net income (loss) per common share	$(.008)	$.001

Weighted average common shares, basic and diluted	39,326,943	36,326,943

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(303,295)	$25,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,225	32,828
Changes in assets and liabilities:
Increase in:
Prepaid and other	—	(17,517)
Accounts receivable	(5,482)	—
Accounts payable and accrued expenses	122,422	—
Unearned revenue	32,626	—
Decrease in:
Prepaid and other	17,697	—
Accounts receivable	—	13,030
Accounts payable and accrued expenses	—	(138,705)
Unearned revenue	—	(34,537)

Net cash used for operating activities	(114,807)	(119,616)

Cash flows from investing activities:
Purchase of property and equipment	(5,508)	(12,411)

Net cash used for investing activities	(5,508)	(12,411)

Cash flows from financing activities:
Repayments on capital lease obligations	—	(7,408)
Borrowings from shareholders	—	77,200
Repayments on advances from shareholders	(8,950)	—
Borrowings from eSPG	—	195,000

Net cash provided (used) by financing activities	(8,950)	264,792

Increase (decrease) in cash and cash equivalents	(129,265)	132,765
Cash and cash equivalents, beginning	135,334	2,568

Cash and cash equivalents, ending	$6,069	$135,334

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, June 30, 2005	39,325,943	$393,358	$5,617,420	$(6,744,023)	$(38,184)	$(771,429)

Adjustment or presentation of common stock at par	1,000	(89)	89

Net income for the year ended June 30, 2006				25,286		25,286

Balances, June 30, 2006	39,326,943	393,269	5,617,509	(6,718,737)	(38,184)	(746,143)

Net loss for the year ended June 30, 2007				(303,295)		(303,295)

Balances, June 30, 2007	39,326,943	$393,269	$5,617,509	$(7,022,032)	$(38,184)	$(1,049,438)

See accompanying notes to consolidated financial statements

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

Note A - Organization and Business

Bulova Technologies Group, inc. and Corporate Structure

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the year ended June 30, 2007, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant

On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. (“3Si”). 3Si was incorporated in the State of Colorado in 1979.

KEWi.net, Inc. (“KEWi”) was incorporated in February 1999 as a BLVT subsidiary in Colorado. BLVT owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003, the Company acquired the 31% minority interest in KEWi and now owns 100% of KEWi.net, Inc.

The Company focused its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the years ended June 30, 2007 and 2006 were web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

Effective July 1, 2007, the Company no longer owns these two subsidiaries, and has disposed of all of the business operations carried on during the years ended June 30, 2007 and 2006.

Going Concern Contingency

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2007 had a working capital (deficit) of ($745,456) and a stockholders’ (deficit) of ($1,049,438). The Company has had limited access to additional working capital. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

On August 23, 2005, the Company entered into a Letter of Intent for a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”), based in Tampa, Florida. The business combination with eSPG, as contemplated, could have provided a significant infusion of capital into the Company and provide it with the wherewithal to pursue several long-term contracts. However, this combination did not occur, and the amount of $195,000 advanced to the Company by eSPG is stated separately as a current liability on the Company’s balance sheet as of June 30, 2007 and 2006.

See Note I - Subsequent Events for further information, as the Company has disposed of all current operations, and its two wholly owned subsidiaries, in an effort to preserve the Company’s future for its shareholders.

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

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

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

Depreciation expense is as follows:

Year Ended	Depreciation Expense

6/30/2007	$21,225
6/30/2006	32,828

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

Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments are as follows:

	As of June 30, 2007
	Carrying Amount	Fair Value

Cash and cash equivalents	$6,069	6,069
Note payable - stockholders	(345,000)	(345,000)

The fair value of debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

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

Note D - Capital Lease Obligations

The Company has capitalized the cost of computer systems and software totaling $103,612 that was acquired under the provisions of long-term capital leases. As of June 30, 2007, all capital lease obligations have been paid in full.

Note E - Commitments

Operating Lease

The Company leased office space under a month to month operating lease. Subsequent to June 30, 2007, and effective July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date

Note F - Stockholders’ Equity (Deficit)

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

The options vest over a period of three years.

	# Shares Under Option	Exercise Price*
End of period, June 30, 2005	1,997,000	$0.05

Granted	500,000	0.05
Forfeited	(455,000)	(0.05)

End of period, June 30, 2006	2 042 000	0.05

Granted	—	—
Forfeited	—	—

End of Period, June 30, 2007	2,042,000	$0.05

*	Weighted average

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

Exercise prices of all stock options outstanding as of June 30, 2007 range from $0.05 to $0.10 per share.

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Options		Exercisable Options
Number	Exercise Price	Term Expiration	Number
500,000	$0.05	August 2015	125,000
950,000	0.05	January 2015	475,000
250,000	0.05	December 2013	187,500
340,000	0.05	October 2011	340,000
2,000	0.10	September 2008	2,000

2,042,000			1,129,500

No compensation cost was charged to operations for either of the years ended June 30, 2007 and 2006.

In conjunction with, and as a condition precedent to the sale of all operations, and wholly owned subsidiaries to certain members of management, effective July 1, 2007, all options have been cancelled.

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

Prior to the year ended June 30, 2004, KEWi was excluded from the filing of a consolidated income tax return. Net operating loss carry forwards as available at June 30, 2007, expires as follows:

YEAR	TSIH	KEWi

2019	$616,000	$—
2020	196,000	413,000
2021	99,000	—
2022	135,000	—
2023	115,000	—
2024	137,000	—

	$1,298,000	$413,000

The Company’s deferred tax assets and liabilities are comprised of the following:

2007

Non-current:
Tax benefit of net operating loss carry forward	$667,000
Other	45,000

712,000
Valuation allowance	(712,000)

Net non-current	—

Net deferred tax assets	$—

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

The Company may not have sufficient taxable income in future years to obtain the benefits of the net operating loss carry forward and reversal of timing differences. A valuation allowance of $712,000 is provided at June 30, 2007 for the benefits, which the Company may not be able to use.

Reconciliation of income taxes to Federal statutory rates is as follows:

	2007	2007

Income taxes (benefit) expense at statutory rates	$(32,000)	$(32,000)
Permanent tax differences
Other	5,600	5,600
State taxes and other	(7,000)	(7,000)
Valuation allowance	(33,400)	(33,400)

Income tax expense	$—	$—

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

The former CTO/CFO of the Company had extended the Company access to his own personal $50,000 line of credit on the same terms and conditions. Interest is payable monthly and accrues at an interest rate equal to 9.25% as of June 30, 2007. The amount outstanding at June 30, 2007 was approximately $43,000, and is included in accounts payable.

Note I - Subsequent Events

June 17, 2007 – The Company entered into a “purchase agreement” to sell all of its current business operations, and its wholly owned subsidiaries to certain members of management. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by the certain members of management were conveyed to the control of the management of eSPG. The transaction was closed and settled effective July 1, 2007.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following are the executive officers of the Registrant:

Name	Age	Office Held
John D. Stanton (1)	58	Chairman of the Board, Chief Executive Officer, President and Principal Financial Officer effective 7/1/07
Frederick J. Slack (2)	53	Chief Executive Officer, President and Director through 6/30/07
Felipe L. Vadez (2)	55	Secretary/Treasurer and Director through 6/30/07
Jerome K. Thorson (2)	60	Director through 6/30/07
Karen M. Harned (2)	45	Vice President, Sales and Marketing through 6/30/07
Lyndell D. Gibson (2)	56	Chief Technology Officer through 6/30/07
Amadeus Foudray (2)	33	Chief Engineer through 6/30/07

(1)	Effective July 1, 2007, John D. Stanton assumed the positions of Chairman of the Board, Chief Executive Officer, President, and Principal Finance Officer.
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

Karen Harned, our Vice President of Sales, joined our Company July 1, 2001. Prior, from January 2000 through July 2001, Ms. Harned was a Sales Executive for (i)Structure, Louisville, Colorado where she reported to Mr. Thorson then the President of (i)Structure. From 1997 through January 2000, she was a regional manager, client services, for Iron Mountain, Denver, Colorado, a records management company. Ms. Harned obtained a Bachelor of Science degree from the University of Maryland in 1986. She devotes substantially all of her time to our business.

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

Item 11. Executive Compensation

The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2007, 2006 and 2005, of our Chief Executive Officer and those other members of our management who received aggregate compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Frederick J. Slack, CEO (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$110,000	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$110,000	-0-	-0-	-0-	-0-	-0-	-0-

Frank W. Backes, CIO (1)	2007	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$110,000	-0-	-0-	-0-	-0-	-0-	-0-

Jerome K. Thorson, President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Slack held the position of Executive Vice President until January 2005, when he was appointed as our CEO/CFO and President upon the resignation of Mr. Thorson as CEO.
(2)	Mr. Backes resigned his position as our Executive Vice President and CTO in August 2005.

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

At June 30, 2007, there were 2,042,000 shares of our Common Stock subject to options under the Plan. Exercise prices of all stock options outstanding as of June 30, 2007, range from $0.05 to $0.10 per share.

Pursuant to the agreement entered into and settled effective July 1, 2007, all options were cancelled effective that date. (see subsequent event foot note)

Following is a summary of the status of options outstanding at June 30, 2007:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Frederick J. Slack(1) 6886 S. Yosemite St. Centennial, CO 80112	8,027,444	(2)	20.4%

Common Stock	Felipe L. Valdez(1) 6886 S. Yosemite St. Centennial, CO 80112	8,250,545	(2)	21.0%

Common Stock	Frank W. Backes(1) 6886 S. Yosemite St. Centennial, CO 80112	8,477,777	(2)	21.6%

Common Stock	Jerome K. Thorson (1) 6886 S. Yosemite St. Centennial, CO 80112	3,400,000	(1,2)	8.6%

Common Stock	All Officers and Directors as a Group (4 persons)	28,155,766		71.6%

(1)	Includes 400,000 shares in the name of Mr. Thorson’s children
(2)	Except for the 400,000 shares referred to above, these shares constitute the shares conveyed to the management of eSPG as referred to in the June 17, 2007 agreement to sell the operations and wholly owned subsidiaries of the Company, as well as the certain members of management consummating the transaction.

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

We have established a line of credit with Wells Fargo Bank that was granted based upon our former CTO/CFO’s personal guarantee. This $45,000 line of credit accrues at an interest rate equal to 9.25% as of June 30, 2007. The amount outstanding as of June 30, 2007 was approximately $43,000, and is included in accounts payable.

June 17, 2007 – Certain members of management, specifically, Mr.’s Slack, Valdez, Backes and Thorson entered into a purchase agreement to acquire all of the operations and the wholly owned subsidiaries of the Company. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by these individuals were conveyed to the control of the management of eSPG. Their shares were to be conveyed to eSPG as consideration for their inability to pay back the $195,000 advanced pursuant to the August 23, 2005 letter of intent between the parties, and to convey control to its management. The transaction was closed and settled effective July 1, 2007

Item 14. Principal Accountant Fees and Services

	2007	2006
Audit fees	$5,000	$5,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)                The consolidated financial statements are included in Item 8.

(b)	Exhibits:

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, INC.

By	/s/ John D. Stanton
John D. Stanton
President and Principal Executive Officer

DATED: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ John D. Stanton	March 31, 2010
John D. Stanton
Principal Executive Officer

/s/ John D. Stanton	March 31, 2010
John D. Stanton
Principal Financial Officer