Form 10-Q
period 2007-09-30
Bulova Technologies Group, Inc.
filed 2010-04-16
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 29, 2010, the Company had 80,052,909 shares of Common Stock outstanding.

EXPLANATORY NOTE – The interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company’s Chief Executive Officer and Acting Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	June 30, 2007
ASSETS
Cash and equivalents	$—	$6,069
Accounts receivable	—	5,952
Prepaid and other	—	303

Total current assets	—	12,324
Computer systems and software	—	250,514
Furniture and fixtures	—	15,436
Vehicle	—	20,397

	—	286,347
Less: accumulated depreciation	—	(245,329)

Property and equipment, net	—	41,018

	$—	$53,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$—	$298,253
Unearned revenue	—	128,677
Shareholder advances	—	135,850
Loan payable – eSPG	195,000	195,000

Total current liabilities	195,000	757,780
Notes payable – stockholder	—	345,000

	195,000	1,102,780

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.01 par; authorized 50,000,000 shares; 39,326,943 issued and outstanding at September 30, 2007 and June 30, 2007	393,269	393,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,167,594)	(7,022,032)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(195,000)	(1,049,438)

	$—	$53,342

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit (loss),	—	—

Selling and administrative expenses	—	—

Income (loss) from operations	—	—
Other income (expense)
Interest expense	—	—

Income (loss) before Income taxes	—	—
Income tax expense	—	—

Loss from continuing operations	—	—
Income (loss) from discontinued operations (including gain on disposal of $854,438 in 2007)	854,438	(31,597)

Net income (loss)	$854,438	$(31,597)

Basic and diluted net income (loss) per share	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$854,438	$(31,597)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		8,556
(Income) loss from discontinued operations	(854,438)
Changes in operating assets and liabilities
Accounts receivable	—	(33,538)
Prepaid expenses and other assets	—	4,183
Accounts payable and accrued expenses	—	(13,838)
Unearned revenue	—	(22,605)

Net cash provided by (used in) operating activities	—	(88,839)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,570)

Net cash used in investing activities	—	(2,570)

Cash flows from financing activities
Repayments of shareholder advances	—	(1,650)
Cash disposed of with discontinued operations	(6,069)	—

Net cash used in financing activities	(6,069)	(1,650)

Increase (decrease) in cash and cash equivalents	(6,069)	(93,059)
Cash and cash equivalents, beginning	6,069	135,334

Cash and cash equivalents, ending	$—	$42,275

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the quarter ended September 30, 2006, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the prior periods covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant, On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. On July 1, 2007, we concluded a sale of all assets and the Company’s two wholly owned subsidiaries for the assumption of almost all of the liabilities of the Company. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc. jointly when referring to comparative data as pertains to the prior periods presented. All other references to us herein below include only Bulova Technologies Group, Inc. subsequent to the above sale unless specifically stated otherwise.

For the period being reported on, the Company’s focus was on initially concluding the sale of its assets and subsidiaries, and then the development of the direction of management in evaluating other software and internet technologies.

2. Principles of consolidation and basis of presentation:

The accompanying condensed consolidated balance sheet as of June 30, 2007, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three months ended September 30, 2007 and 2006.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Business Segments

The Company does not operate in more than one business segment.

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

Property and Equipment and Depreciation

Depreciation has been provided in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated useful lives of three to seven years using the straight-line method. The Company had capitalized $103,612 of equipment that was acquired through the assumption of capital lease obligations. These assets are amortized on a straight-line basis over the lesser of lease period or estimated useful life, depending on the lease terms.

Revenue Recognition

The Company did not have any revenue during the three months ended September 30, 2007.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

The Company’s revenue recognition policies pertaining to comparative data being presented herein are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) 97-2 and 98-4, “Software Revenue Recognition”. These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collect-ability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. Revenue from licensed software is recognized ratably over the license period.

Software Development Costs

The Company did not incur and software development costs during the three months ended September 30, 2007

Software development costs pertaining to comparative data presented herein are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives. To date, all software development costs have been expensed due to the development nature of the Company’s business and products.

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

3. Advances and Note Payable to Shareholder

Prior to 2005, the former President and CEO loaned $495,412 to the Company. As of June 30, 2005, we renegotiated the debt with the following terms and conditions:

In May 2005, $345,000 of the debt was converted to a Note from the Company with quarterly interest only payments at an eight percent (8%) simple annualized interest rate equaling $6,900 per payment over a period not to exceed seven years from the first payment. The last payment shall be in the principal amount of $345, 000 plus the last interest amount of $6,900. The $345,000 debt has been classified as long term in the accompanying balance sheet as of June 30, 2007.

$150,000 of the debt was extinguished in exchange for a cashless exercise of 3,000,000 stock options at $0.05 per share.

On July 1, 2007, with the sale of discontinued operations, this debt was satisfied through the assumption by the buyer.

4. Commitments and Contingencies

The Company had leased office space under a month to month operating lease. On July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date.

5. Discontinued Operations

On July 1, 2007, the Company sold all of its assets, both tangible and intangible to certain former members of management for the assumption of all liabilities with the exception of a debt to eSPG, a company associated with the new Chairman of the Board, John D. Stanton. The amount of debt remaining to eSPG is $195,000. The financial statements reflect the results of the discontinued operations as well as the gain on disposal as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the quarters ended September 30, 2007 and 2006.

	2007	2006
Revenues	$—	$204,084

Gross Profit	$—	$127,140

Gain on Disposal	$854,438	$—

Net Income (loss)	$854,438	$(31,597)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

1. Overview:

Critical accounting policies:

We believe, for the comparative data presented herein, our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) 97-2 and 98-4, “Software Revenue Recognition.” These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognized revenues from the sale of software products when it could be determined that persuasive evidence of an arrangement existed, delivery and acceptance had occurred, the vendor’s fee was fixed or determinable and collectability was probable. Revenues from other contract services were generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues were recognized ratably over the term of the related agreements. The iKEW software purchased via our ASP model was licensed to the users on a monthly subscription basis. License revenue was recognized monthly as the service is provided unless the customer has purchased an enterprise site license.

Business Segments:

The Company does not operate in more than one business segment.

2. Results of operations:

The following items are reported on separately to provide comparative analysis to those items referenced. As a consequence of the sale of all operations on July 1, 2007, the consolidated income statement combines all of these items under the caption of “Income (loss) from discontinued operations”

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The Company did not have any revenue for the quarter ended September 30, 2007, as compared to $204,084 for the quarter ended September 30, 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not have any Cost of revenues for the quarter ended September 30, 2007, as compared to $76,944 for the quarter ended September 30, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have a gross profit for the quarter ended September 30, 2007 as compared to $127,140 for the quarter ended September 30, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not incur any operating expenses for the quarter ended September 30, 2007 as compared to $151,837 for the quarter ended September 30, 2006. This is due to the sale of all operations on July 1, 2007

Income (loss) from discontinued operations for the quarter ended September 30, 2007 represents the gain on the disposal of operations on July 1, 2007 in the amount of $854,438. The amount reported for the quarter ended September 30, 2006 represents the net operational loss of the discontinued business operation disposed of in the amount of $(31,597).

Net Income for the quarter ended September 30, 2007 consisted entirely of the gain on the disposal of discontinued operations in the amount of $854,438, as compared to a net loss of $(31,597) for the quarter ended September 30, 2006, which consisted entirely of the operational loss of the discontinued operation.

3. Liquidity and capital resources:

To date, operating funds have been provided primarily by sales of common stock, and to a lesser degree, funds provided by revenue from our products.

Through the disposal of discontinued operations, the Company has eliminated the recurring losses that needed to be funded on an annual basis. The Company is looking forward cautiously evaluating various software and internet technologies for an appropriate profit opportunity. The elimination of the recurring overhead associated with the discontinued operations affords the Company the opportunity to be selective.

On August 23, 2005, we entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of the Letter of Intent (“LOI”), eSPG loaned us the principal sum of $195,000. The relevant LOI does not contain a charge for interest on this loan.

On July 1, 2007, the Company disposed of business operations that had accumulated an equity deficit in excess of $1,000,000. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by the certain members of management were conveyed to the control of the management of eSPG. This sale afforded the Company, under the new leadership to forge in directions that will provide a return to the shareholders in the long run.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	To be filed by amendment. See Explanatory Note, page 2

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/S/ JOHN D. STANTON
John D. Stanton Principal Executive Officer

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Financial Officer

DATED: April 16, 2010