Form 10-Q
period 2007-12-31
Bulova Technologies Group, Inc.
filed 2010-04-16
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (unaudited)	June 30, 2007
ASSETS
Cash and equivalents	$—	$6,069
Accounts receivable	—	5,952
Prepaid and other	—	303

Total current assets	—	12,324
Computer systems and software	—	250,514
Furniture and fixtures	—	15,436
Vehicle	—	20,397

	—	286,347
Less: accumulated depreciation	—	(245,329)

Property and equipment, net	—	41,018

	$—	$53,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$—	$298,253
Unearned revenue	—	128,677
Shareholder advances	—	135,850
Loan payable – eSPG	195,000	195,000

Total current liabilities	195,000	757,780
Notes payable – stockholder	—	345,000

	195,000	1,102,780

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.01 par; authorized 50,000,000 shares; 39,326,943 issued and outstanding at December 31, 2007 and June 30, 2007	393,269	393,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,167,594)	(7,022,032)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(195,000)	(1,049,438)

	$—	$53,342

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit (loss),	—	—	—	—
Selling and administrative expenses	—	—	—	—

Income (loss) from operations	—	—	—	—
Other income (expense)
Interest expense	—	—	—	—

Income (loss) before Income taxes	—	—	—	—
Income tax expense	—	—	—	—

Income (loss) from continuing operations	—	—	—	—
Income (loss) from discontinued operations (including gain on disposal of $854,438 in 2007)	—	(79,870)	854,438	(111,467)

Net income (loss)	$—	$(79,870)	$854,438	$(111,467)

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943	39,326,943	39,325,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$854,438	$(111,467)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		17,112
(Income) loss from discontinued operations	(854,438)
Changes in operating assets and liabilities
Accounts receivable	—	(99,895)
Prepaid expenses and other assets	—	8,453
Accounts payable and accrued expenses	—	(6,027)
Unearned revenue	—	111,219

Net cash provided by (used in) operating activities	—	(80,605)

Cash flows from investing activities:
Purchase of property and equipment	—	(5,508)

Net cash used in investing activities	—	(5,508)

Cash flows from financing activities
Cash disposed of with discontinued operations	(6,069)
Repayments of shareholder advances	—	(5,100)

Net cash used in financing activities	(6,069)	(5,100)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,069)	(91,213)
Cash and cash equivalents, beginning	6,069	135,334

Cash and cash equivalents, ending	$—	$44,121

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the quarter ended December 31, 2006, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the prior periods covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant, On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. On July 1, 2007, we concluded a sale of all assets and the Company’s two wholly owned subsidiaries for the assumption of almost all of the liabilities of the Company. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc. jointly when referring to comparative data as pertains to the prior periods presented. All other references to us herein below include only Bulova Technologies Group, Inc. subsequent to the above sale unless specifically stated otherwise.

For the period being reported on, the Company’s focus was on initially concluding the sale of its assets and subsidiaries, and then the development of the direction of management in evaluating other software and internet technologies.

2. Principles of consolidation and basis of presentation:

The accompanying condensed consolidated balance sheet as of June 30, 2007, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the three and six months ended December 31, 2007 and 2006.

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

Revenue Recognition

The Company did not have any revenue during the three and six months ended December 31, 2007.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

Software Development Costs

The Company did not incur and software development costs during the three and six months ended December 31, 2007

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

5. Discontinued Operations

On July 1, 2007, the Company sold all of its assets, both tangible and intangible to certain former members of management for the assumption of all liabilities with the exception of a debt to eSPG, a company associated with the new Chairman of the Board, John D. Stanton. The amount of debt remaining to eSPG is $195,000. The financial statements reflect the results of the discontinued operations as well as the gain on disposal as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Revenues	$—	$154,935	$—	$359,019

Gross Profit	$—	$152,086	$—	$204,817

Gain on Disposal	$—	$—	$854,438	$—

Net Income (loss)	$—	$(79,870)	$854,438	$(111,467)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2. Results of operations:

The following items are reported on separately to provide comparative analysis to those items referenced. As a consequence of the sale of all operations on July 1, 2007, the consolidated income statement combines all of these items under the caption of “Income (loss) from discontinued operations”

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

The Company did not have any revenue for the quarter ended December 31, 2007 as compared to $154,935 for the quarter ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have any Cost of revenues for the quarter ended December 31, 2007 as compared to $77,258 for the quarter ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have a gross profit for the quarter ended December 31, 2007 as compared to $77,677 for the quarter ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not incur any operating expenses for the quarter ended December 31, 2007 as compared to $150,647 for the quarter ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have any Income or loss from discontinued operations for the quarter ended December 31, 2007. This is due to the sale of all operations on July 1, 2007. The amount reported for the quarter ended December 31, 2006 represents the net operational loss of the discontinued business operation disposed of in the amount of $(79,870).

The Company did not have any Income or loss for the quarter ended December 31, 2006. This is due to the sale of all operations on July 1, 2007. The net loss for the quarter ended December 31, 2006 was $(79,870), which consisted entirely of the operational loss of the discontinued operation.

For the six months ended December 31, 2007 compared to the six months ended December 31, 2006.

The Company did not have any revenue for the six months ended December 31, 2007 as compared to $359,019 for the six months ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have any Cost of revenues for the six months ended December 31, 2007 as compared to $154,202 for the six months ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

The Company did not have a gross profit for the six months ended December 31, 2007 as compared to $127,140 for the six months ended December 31, 2006 . This is due to the sale of all operations on July 1, 2007.

The Company did not incur and operating expenses for the six months ended December 31, 2007 as compared to $204,817 for the six months ended December 31, 2006. This is due to the sale of all operations on July 1, 2007.

Income (loss) from discontinued operations for the six months ended December 31, 2007 represents the gain on the disposal of operations on July 1, 2007 in the amount of $854,438. The amount reported for the six months ended December 31, 2006 represents the net operational loss of the discontinued business operation disposed of in the amount of $(111,467).

Net Income for the six months ended December 31, 2007 consisted entirely of the gain on the disposal of discontinued operations in the amount of $854,438, as compared to a net loss of $(111,467) for the six months ended December 31, 2006, which consisted entirely of the operational loss of the discontinued operation.

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