Form 10-K
period 2008-06-30
Bulova Technologies Group, Inc.
filed 2010-04-16
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

As of March 29, 20110, the Company had 80,052,909 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

		Page
	PART I

Item 1.	Business	2

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 8.	Consolidated Financial Statements	9

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19

Item 9A.	Controls and Procedures	19

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	20

Item 11.	Executive Compensation	20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions and Director Independence	22

Item 14.	Principal Accountant Fees and Services	23

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	24

	Signatures	24

EX-31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer		25

EX-31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer		26

EX-32.1 Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		27

EX-32.2 Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		28

PART I

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements,

Item 1 . Business

Business Development

Bulova Technologies Group, Inc. (“we”, “us”, “our”, or the “Company”) was originally created as a Wyoming corporation formed in 1979 under the name “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the year ended June 30, 2007, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted during the period covered by this report, and KEWi.net, Inc., also a Colorado corporation, which was dormant. On May 28, 1997, we acquired 3Si through a reverse merger by issuing 72% or our outstanding stock to the 3Si shareholders in exchange for 100% of their common stock. On July 1, 2007 we concluded a sale of all assets the Companies two wholly owned subsidiaries for the assumption of almost all of the liabilities of the Company. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc jointly when referring to comparative data as pertains to the prior year ended June 30, 2007, All other references to us herein below include only Bulova Technologies Group, Inc subsequent to the above sale unless specifically stated otherwise.

For the fiscal year ended June 30, 2008, the Company’s focus was on initially concluding the sale of its assets and subsidiaries, and then the development of the direction of management in evaluating other software and internet technologies.

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

•	Call logging

•	Escalation and notification (wireless and E-mail)

•	Two-way communication with a support representative (wireless and Internet)

•	File attachments to call tickets o Customer profile management

•	On-line status for customers as well as management

•	Reporting

•	Migration of solutions to the iKEW(TM) knowledge database

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

Employees

During fiscal year 2008, The company had no employees.

Competitive Conditions

Our industry is highly competitive and includes both small firms and large diversified firms that have greater financial, technical and marketing capabilities than we currently have available. Our industry is not dominated by any one firm.

Government Regulations

We are not subject to any extraordinary government regulations.

Item 2. Property

Upon the disposal of all operations, the Company did not have a leased facility as its principal place of business. All leases in place prior to July 1, 2007 were assumed in the sale.

Item 3. Legal Proceedings

There are no material legal proceedings that are pending or have been threatened against us of which our management is aware.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended Jun 30, 2008, no matters were presented to our shareholders for approval.

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

Quarter Ending	High	Low

September 30, 2006	$0.75	$0.22
December 31, 2006	0.45	0.15
March 31, 2007	0.30	0.15
June 30, 2007	0.75	0.15

September 30, 2007	$0.75	$0.16
December 31, 2007	0.45	0.16
March 31, 2008	0.60	0.18
June 30, 2008	0.67	0.22

The closing bid price of our Common Stock on March 29, 2010 was $.134

As of March 29, 2010, there were approximately 120 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2009.

As of the date of this Report, our Common Stock is traded on the “pink sheets” operated by the National Association of Securities Dealers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

1 .

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

Results of Operations

Comparison of our Results of Operations for the Fiscal Years Ended June 30, 2008 and 2007.

The Company generated no revenue during our fiscal year ended June 30, 2008 as compared to revenues of $549,376 during our fiscal year ended June 30, 2007. This was a result of the discontinuance and disposal of operations effective July 1, 2007, when the Company decided to change directional focus due to the continuing losses previously sustained.

The Company had no cost of sales during our fiscal year ended June 30, 2008 as compared to cost of sales during our fiscal year ended June 30, 2007 of $264,305. This was a result of the discontinuance and disposal of operations effective July 1, 2007, when the Company decided to change directional focus due to the continuing losses previously sustained.

The Company had no operational expenses during our fiscal year ended June 30, 2008 as compared to operating expenses during our fiscal year ended June 30, 2007 of $559,666. This was a result of the discontinuance and disposal of operations effective July 1, 2007, when the Company decided to change directional focus due to the continuing losses previously sustained.

Related party stock based compensation for the year ended June 30, 2008 in the amount of $560,000 was a one time transaction representative of compensation for the services of John Stanton, Chairman of the Board of Directors in formulating the direction of the Company,

The Company had no Interest expense during our fiscal year ended June 30, 2008 as compared to Interest expense during our fiscal year ended June 30, 2007 of $28,700. All debts bearing interest were eliminated effective July 1, 2007 as a part of the discontinuance and disposal of operations.

Liquidity and Capital Resources

At June 30, 2008, we had no cash and cash equivalents.

At June 30, 2008, we had no accounts receivable.

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

Our ability to utilize net operating loss carryforwards may be limited

As of June 30, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $1.5 million for federal income tax purposes that will begin to expire between the years of 2019 and 2027. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Subsequent Event

October 28, 2008 – the Company authorized a reverse split of its then current issued and outstanding shares of common stock in a ratio of one for fifteen. Simultaneously, the Company changed its par value from $.01 to $.001 per share.

November 4, 2008 – The Company filed an amendment to its articles of incorporation and changed its legal name to “Bulova Technologies Group, Inc.,

November 4, 2008 – the Company settled a portion of the amount of the outstanding debt to eSPG of $195,000 through the issuance of 14,000,000 shares to entities affiliated with or controlled by John Stanton, our current Chairman of the Board. Mr. Stanton had financed the proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned the $195,000 balance outstanding to Mr. Stanton.

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

Critical Accounting Policies and Estimates

We believe our revenue recognition policies are in compliance with all applicable accounting regulations, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition.” These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the vendor’s fee is fixed or determinable and collectability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The iKEW software purchased via our ASP model is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided unless the customer has purchased an enterprise site license.

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2008 and 2007, and for the years then ended.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bulova Technologies Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Bulova Technologies Group, Inc. and Subsidiary as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

April 16, 2010

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS

Cash and cash equivalents	$—	$6,069
Accounts receivable	—	5,952
Prepaid and other	—	303

Total Current Assets	—	12,324

Computer systems and software	—	250,514
Furniture and fixtures	—	15,436
Vehicle	—	20,397

	—	286,347
Less: accumulated depreciation	—	(245,329)

Property and equipment, net	—	41,018

	$—	$53,342

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$—	$298,253
Unearned revenue	—	128,677
Shareholder advances	—	135,850
Loan payable – eSPG	195,000	195,000

Total current liabilities	195,000	757,780

Note payable - stockholder	—	345,000

	195,000	1,102,780

Commitments and contingencies (Note 3)	—	—

Shareholders’ deficit
Common stock, $.01 par; authorized 150,000,000 shares, 95,326,943 and 39,326,943 issued and outstanding in 2008 and 2007	953,269	393,269
Additional paid in Capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,727,594)	(7,022,032)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(195,000)	(746,143)

	$—	$210,539

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007
Revenues	$—	$—
Cost of revenues	—	—

Gross profit (loss)	—	—

Selling and administrative expenses	—	—

Related party stock based compensation	560,000	—

Loss from operations	(560,000)	—

Other income (expense)
Interest expense	—	—

Loss before income taxes	(560,000)	—

Income tax expense	—	—
Loss from continuing operations	(560,000)	—

Income (loss) from discontinued operations (including gain on disposal of $854,438 in 2008)	854,438	(303,295)

Net Income (loss)	$294,438	$(303,295)

Basic and diluted net income (loss) per common share	$.005	$(.008)

Weighted average common shares, basic and diluted	56,357,080	39,326,943

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$294,438	$(303,295)
Adjustments to reconcile net income to net cash provided by operating activities: Related party compensation funded through stock issuance	560,000
Depreciation		21,225
(Income) loss from discontinued operations	(854,438)
Changes in assets and liabilities:
Increase in:
Accounts receivable		(5,482)
Accounts payable and accrued expenses		122,422
Unearned revenue		32,626
Decrease in:
Prepaid and other		17,697
Unearned revenue

Net cash used for operating activities	(114,807)	(114,807)

Cash flows from investing activities:
Purchase of property and equipment		(5,508)

Net cash used for investing activities		(5,508)

Cash flows from financing activities:
Repayments on advances from shareholders		(8,950)
Cash disposed of with discontinued operations	(6,069)

Net cash provided (used) by financing activities	(6,069)	(8,950)

Increase (decrease) in cash and cash equivalents	(6,069)	(129,265)
Cash and cash equivalents, beginning	6,069	135,334

Cash and cash equivalents, ending	$—	$6,069

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, June 30, 2006	39,326,943	$393,269	$5,617,509	$(6,718,737)	$(38,184)	$(746,143)

Net loss for the year ended June 30, 2007				(303,295)		25,286

Balances, June 30, 2007	39,326,943	393,269	5,617,509	(7,022,032)	(38,184)	(1,049,438)

Executive Stock Based Compensation	56,000,000	560,000				560,000

Net Income for the year ended June 30, 2008				294,438		294,438

Balances, June 30, 2008	95,326,943	$953,269	$5,617,509	$(6,727,594)	$(38,184)	$(195,000)

See accompanying notes to consolidated financial statements

Note A - Organization and Business

Bulova Technologies Group, inc. and Corporate Structure

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. We had two wholly owned subsidiaries for the year ended June 30, 2007, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were conducted, and KEWi.net, Inc., also a Colorado corporation, which was dormant.

On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. (“3Si”). 3Si was incorporated in the State of Colorado in 1979.

KEWi.net, Inc. (“KEWi”) was incorporated in February 1999 as a BLVT subsidiary in Colorado. BLVT owned 69% of the outstanding common stock of KEWi as of June 30, 2003. Effective September 23, 2003, the Company acquired the remaining 31% minority interest in KEWi .net, Inc.

The Company focused its efforts on the marketing, sales, and integration of KEWI products including its iKEW product line. The Company’s principal services provided during the year ended June 30, 2007 was web site development using the iKEW products, and the licensing of the iKEW Internet-based customer support system.

Effective July 1, 2007, the Company no longer owns these two subsidiaries, and has disposed of all of the business operations carried on during the year ended June 30, 2007.

For the fiscal year ended June 30, 2008, the Company’s focus was on initially concluding the sale of its assets and subsidiaries, and then the development of the direction of management in evaluating other software and internet technologies.

Going Concern Contingency

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and as of June 30, 2008 had a working capital (deficit) of ($195,000) and a stockholders’ (deficit) of ($195,000). The Company has had limited access to additional working capital. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

On August 23, 2005, the Company entered into a Letter of Intent for a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”), based in Tampa, Florida. The business combination with eSPG, as contemplated, could have provided a significant infusion of capital into the Company and provide it with the wherewithal to pursue several long-term contracts. However, this combination did not occur, and the amount of $195,000 advanced to the Company by eSPG is stated separately as a current liability on the Company’s balance sheet as of June 30, 2008 and 2007.

Effective July 1, 2007, the Company disposed of all operations and subsidiaries, eliminating the continuing losses sustained by the Company, and affording new management to determine the direction of the Company to the benefit of the shareholders.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s majority-owned Subsidiaries for the years ended June 30, 2008 and 2007, and all inter-company balances and transactions have been eliminated for that period.

Business Segments

BLVT operated only in the business segment related to its iKEW products. iKEW is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues were all attributed to operations within the United States. Long-lived assets were all located within the United States.

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

YEARS ENDED JUNE 30, 2008 AND 2007

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment and Depreciation

Depreciation has been provided in amounts sufficient to allocate the costs of depreciable assets to operations over their estimated useful lives of three to seven years using the straight-line method. The Company had capitalized $103,612 of equipment that was acquired through the assumption of capital lease obligations. These assets were amortized on a straight-line basis over the lesser of lease period or estimated useful life, depending on the lease terms.

Depreciation expense is as follows:

Year Ended	Depreciation Expense

6/30/2008	$—
6/30/2007	21,225

Revenue Recognition

The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition”. These statements provide criteria to be met in order for revenue to be recognized. In summary, the Company recognizes revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collect-ability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements.

Maintenance and support revenues were recognized ratably over the term of the related agreements.

Revenue from licensed software was recognized ratably over the license period.

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

Software Development Costs

Software development costs were expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives. To date, all software development costs have been expensed due to the development nature of the Company’s business and products.

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

$345,000 of the debt was converted to a Note from the Company with quarterly interest only payments at an eight percent (8%) simple annualized interest rate equaling $6,900 per payment over a period not to exceed seven years from the first payment. Effective July 1, 2007, this note has been assumed in the disposal of the discontinued operations of the Company.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008 AND 2007

Note D - Commitment

Operating Lease

The Company leased office space under a month to month operating lease. Subsequent to June 30, 2007, and effective July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date

Note E - Stockholders’ Equity (Deficit)

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

Stock Authorization Increase

On February 26, 2008, the Company amended its Articles of Incorporation with the Wyoming Secretary of State to increase its authorized common shares to 150,000,000.

Stock Based Compensation

On March 11, 2008, the Company issued 56,000,000 shares of common stock as stock based compensation to John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company. The Company valued this restricted stock issuance at par ($.01), taking into consideration liquidity and marketability as it pertains to the Company’s stock, as well as the dilution effect of the issuance.

Note F - Income Taxes

As of June 30, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $1.5 million for federal income tax purposes that will begin to expire between the years of 2019 and 2027.

We have provided a full valuation allowance on net deferred tax assets, in accordance with FASB ASC 740, Accounting for Income Taxes. Because of our continued losses, management assessed the realizability of the Company’s net deferred tax assets as being less than the “more-likely-than-not” criterion set forth by FASB ASC 740. Furthermore, Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforward could be restricted.

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There are no current income tax audits in any jurisdictions for open tax years and, as of June 30, 2008, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008 AND 2007

Note G - Related Party Transaction

As further discussed in Note C, the note payable in the amount of $345,000 outstanding to a former President and former CEO of the Company as of June 30, 2007 has been satisfied through an assumption of the debt with the disposal of discontinued operations effective July 1, 2007.

On March 11, 2008, the Company issued 56,000,000 shares of common stock as stock based compensation to John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company. The Company valued this restricted stock issuance at par ($.01), taking into consideration liquidity and marketability as it pertains to the Company’s stock, as well as the dilution effect of the issuance.

Note H - Discontinued Operations

Effective July 1, 2007, the Company sold all of its assets, both tangible and intangible to certain former members of management for the assumption of all liabilities with the exception of a debt to eSPG, a company associated with the new Chairman of the Board, John D. Stanton. The amount of debt remaining to eSPG is $195,000. The financial statements reflect the results of the discontinued operations as well as the gain on disposal as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the years ended June 30, 2008 and 2007:

	2008	2007
Revenues	$—	$549,376

Gross Profit	$—	$285,071

Gain on Disposal	$854,438	$—

Net Income (loss)	$854,438	$(303,295)

Note I - Subsequent Events

October 28, 2008 – the Company authorized a reverse split of its then current issued and outstanding shares of common stock in a ratio of one for fifteen. Simultaneously, the Company changed its par value from $.01 to $.001 per share.

November 4, 2008 – The Company filed an amendment to its articles of incorporation and changed its legal name to “Bulova Technologies Group, Inc.,

November 4, 2008 – the Company settled a portion of the amount of the outstanding debt to eSPG of $195,000 through the issuance of 14,000,000 shares to entities affiliated with or controlled by John Stanton, our current Chairman of the Board. Mr. Stanton had financed the proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned the $195,000 balance outstanding to Mr. Stanton.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following are the executive officers of the Registrant:

Name	Age	Office Held
John D. Stanton	60	Chairman of the Board, Chief Executive Officer and Principal Financial Officer

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

John D. Stanton assumed the role of Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer on July 1, 2007. Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

John D. Stanton, Pres / CEO (1)
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Frederick J. Slack, CEO (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$110,000	-0-	-0-	-0-	-0-	-0-	-0-

Frank W. Backes, CIO (3)	2008	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$110,000	-0-	-0-	-0-	-0-	-0-	-0-

Jerome K. Thorson, President	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Stanton assumed the position of President and CEO on July 1, 2007, upon the Sale of the discontinued operations.
(2)	Mr. Slack held the position of Executive Vice President until January 2005, when he was appointed as our CEO/CFO and President upon the resignation of Mr. Thorson as CEO. Mr. Slack resigned effective July 1, 2007.
(3)	Mr. Backes resigned his position as our Executive Vice President and CTO in August 2005.

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

At June 30, 2008, there were no shares of our Common Stock subject to options as all options were cancelled effective July 1, 2007 in conjunction with the disposal of discontinued operations.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	John D. Stanton	56,000,000		58.7%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Frederick J. Slack	8,027,444	(2)	8.4%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Felipe L. Valdez	8,250,545	(2)	8.7%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Frank W. Backes	8,477,777	(2)	8.9%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	Jerome K. Thorson	3,400,000	(1,2)	3.6%
	6886 S. Yosemite St.
	Centennial, CO 80112

Common Stock	All Officers and Directors as a Group	56,000,000		58.7%

(1)	Includes 400,000 shares in the name of Mr. Thorson’s children
(2)	Except for the 400,000 shares referred to above, these shares constitute the shares conveyed to the management of eSPG as referred to in the June 17, 2007 agreement to sell the operations and wholly owned subsidiaries of the Company, as well as the certain members of management consummating the transaction.

Item 13. Certain Relationships and Related Transactions and Director Independence

June 17, 2007 – Certain members of management, specifically, Mr.’s Slack, Valdez, Backes and Thorson entered into a purchase agreement to acquire all of the operations and the wholly owned subsidiaries of the Company. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by these individuals were conveyed to the control of the management of eSPG. . Their shares were to be conveyed to eSPG as consideration for their inability to pay back the $195,000 advanced pursuant to the August 23, 2005 letter of intent between the parties, and to convey control to its management. The transaction was closed and settled effective July 1, 2007

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Randall N. Drake, CPA, PA; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$8,000.00
2007	$8,000.00

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0.00
2007	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0.00
2007	$0.00

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0.00
2007	$0.00

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

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

DATED: April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ John D. Stanton	April 16, 2010
John D. Stanton
Principal Executive Officer

/s/ John D. Stanton	April 16, 2010
John D. Stanton
Principal Financial Officer