Form 10-Q/A
period 2006-09-30
Bulova Technologies Group, Inc.
filed 2010-05-21
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

Except for the addition of the aforementioned certifications, this Form 10Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on March 31, 2010. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q/A

(Amendment No. 1)

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

The Company focuses its efforts on the marketing, sales, and integration of KEWi products including its KEWi product line. The Company’s principal services provided during the three months ended September 30, 2006 and 2005 were web site development using the KEWi products, and the licensing of the KEWi Internet-based customer support system.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b) Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Executive Officer

By	/S/ JOHN D. STANTON
John D. Stanton
Principal Financial Officer

DATED: May 21, 2010