Form 10-Q/A
period 2006-12-31
Bulova Technologies Group, Inc.
filed 2010-05-21
CIK 317889

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

Except for the addition of the aforementioned certifications, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on March 31, 2010. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues	$154,935	$253,789	$359,019	$327,006
Cost of revenues	77,258	101,703	154,202	145,058

Gross profit (loss)	77,677	152,086	204,817	181,948
Selling and administrative expenses	150,647	144,705	302,484	267,376

Income (loss) from operations	(72,970)	7,381	(97,667)	(85,428)
Other income (expense)
Interest expense	(6,900)	(6,928)	(13,800)	(14,072)

Income (loss) before Income taxes	(79,870)	453	(31,597)	(99,500)
Income tax expense	—	—	—	—

Net income (loss)	$(79,870)	$453	$(111,467)	$(99,500)

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943	39,326,943	39,325,943

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

The Company focuses its efforts on the marketing, sales, and integration of KEWi products including its KEWi product line. The Company’s principal services provided during the three months and six months ended December 31, 2006 and 2005 were web site development using the KEWi products, and the licensing of the KEWi Internet-based customer support system.

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

Business Segments

BLVT currently operates only in the business segment related to its KEWi products. KEWi is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States.

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

1. Overview:

Critical accounting policies:

We believe our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) 97-2 and 98-4, “Software Revenue Recognition.” These statements provide criteria to be met in order for revenue to be recognized. In summary, we recognize revenues from the sale of software products when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the vendor’s fee is fixed or determinable and collectability is probable. Revenues from other contract services are generally recognized under the percentage-of-completion method, as measured by achievement of the milestones specified in the agreements. Maintenance and support revenues are recognized ratably over the term of the related agreements. The KEWi software purchased via our ASP model is licensed to the users on a monthly subscription basis. License revenue is recognized monthly as the service is provided unless the customer has purchased an enterprise site license.

Business Segments:

BLVT currently operates only in the business segment related to its KEWi products. KEWi is a family of software products that provide collaboration, content management, and business process management tools to corporations. Revenues are all attributed to operations within the United States. Long-lived assets are all located within the United States.

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

Net loss was $(79,870) for the quarter ended December 31, 2006 compared to a net income of $453 for the quarter ended December 31, 2005.

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

Gross profit for the six months ended December 31, 2006 was $204,187 compared to $181,948 for the six months ended December 31, 2005.

Operating expenses of $302,484 for the six months ended December 31, 2006 increased by 13% compared to $267,376 for the six months ended December 31, 2005.

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