Form 10-Q/A
period 2007-03-31
Bulova Technologies Group, Inc.
filed 2010-05-21
CIK 317889

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

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

FOR THE QUARTER ENDED MARCH 31, 2007

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues	$67,158	$93,547	$426,177	$420,553
Cost of revenues	70,517	53,963	224,719	199,021

Gross profit (loss)	(3,359)	39,584	201,458	221,532
Selling and administrative expenses	138,782	137,108	441,266	404,484

Income (loss) from operations	(152,141)	(97,524)	(239,808)	(182,952)
Other income (expense)
Interest expense	(6,900)	(6,900)	(20,700)	(20,972)

Income (loss) before Income taxes	(159,041)	(104,424)	(260,508)	(203,924)
Income tax expense	—	—	—	—

Net income (loss)	$(159,041)	$(104,424)	$(260,508)	$(203,924)

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	39,326,943	39,325,943	39,326,943	39,325,943

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

The Company focuses its efforts on the marketing, sales, and integration of KEWi products including its KEWi product line. The Company’s principal services provided during the nine months ended March 31, 2007 and 2006 were web site development using the KEWi products, and the licensing of the KEWi Internet-based customer support system.

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