Form 10-Q/A
period 2007-09-30
Bulova Technologies Group, Inc.
filed 2010-05-27
CIK 317889

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

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

Except for the addition of the aforementioned certifications, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on April 16, 2010. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q/A

Amendment No. 1

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$854,438	$(31,597)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		8,556
Gain on Disposal of discontinued operations	(854,438)
Changes in operating assets and liabilities
Accounts receivable	—	(33,538)
Prepaid expenses and other assets	—	4,183
Accounts payable and accrued expenses	—	(13,838)
Unearned revenue	—	(22,605)

Net cash provided by (used in) operating activities	—	(88,839)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,570)

Net cash used in investing activities	—	(2,570)

Cash flows from financing activities
Repayments of shareholder advances	—	(1,650)
Cash disposed of with discontinued operations	(6,069)	—

Net cash used in financing activities	(6,069)	(1,650)

Increase (decrease) in cash and cash equivalents	(6,069)	(93,059)
Cash and cash equivalents, beginning	6,069	135,334

Cash and cash equivalents, ending	$—	$42,275

Supplemental information:

July 1, 2007, the Company sold its operations. The amounts reported for 2006 relate specifically to discontinued operations and are presented for comparative analysis of those items affecting cash flows for that period.

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

Software Development Costs

The Company did not incur any software development costs during the three months ended September 30, 2007.

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

2. Results of operations:

The following items are reported on separately to provide comparative analysis to those items referenced. As a consequence of the sale of all operations on July 1, 2007, the consolidated income statement combines all of these items under the caption of “Income (loss) from discontinued operations”.

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

On July 1, 2007, the Company disposed of business operations that had accumulated an equity deficit in excess of $1,000,000. The transaction conveyed all equity interests in 3Si, Inc., and KEWi.net, Inc., all assets, tangible and intangible, the cancellation of all outstanding options, and the assumption of all liabilities, with the exception of the $195,000 remaining outstanding to eSPG. In addition, all shares owned by the certain members of management were conveyed to the control of the management of eSPG. This sale afforded the Company, under the new leadership, to forge in directions that will provide a return to the shareholders in the long run.

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

DATED: May 27, 2010