Form 10-Q/A
period 2007-12-31
Bulova Technologies Group, Inc.
filed 2010-05-27
CIK 317889

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

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

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