Form 10-Q/A
period 2008-03-31
Bulova Technologies Group, Inc.
filed 2010-05-27
CIK 317889

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

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, as the interim financial statements contained in this report have now been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. This Amendment is being filed to include the required certifications of the Company’s principal executive officer and principal financial officer previously omitted.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$294,438	$(260,508)
Adjustments to reconcile net income to net cash provided by operating activities:
Related party compensation funded through stock issuance	560,000	—
Depreciation	—	25,517
Gain on disposal of discontinued operations	(854,438)	—
Changes in operating assets and liabilities
Accounts receivable	—	(3,543)
Prepaid expenses and other assets	—	14,453
Accounts payable and accrued expenses	—	55,806
Unearned revenue	—	61,779

Net cash provided by (used in) operating activities	—	(107,373)

Cash flows from investing activities:
Purchase of property and equipment	—	(5,508)

Net cash used in investing activities	—	(5,508)

Cash flows from financing activities
Cash disposed of with discontinued operations	(6,069)	—
Repayments of shareholder advances	—	(7,850)

Net cash used in financing activities	(6,069)	(7,850)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,069)	(120,731)
Cash and cash equivalents, beginning	6,069	135,334

Cash and cash equivalents, ending	$—	$14,603

Supplemental information:

July 1, 2007, the Company sold its operations. The amounts reported for 2007 relate specifically to discontinued operations and are presented for comparative analysis of those items affecting cash flows for that period.

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

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

6. Related Party Transactions

On March 11, 2008, the Company issued 56,000,000 shares of common stock as stock based compensation to John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company. These shares were valued at $560,000.

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