Form 10-QT
period 2008-09-30
Bulova Technologies Group, Inc.
filed 2010-06-01
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2008 to September 30, 2008

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

As of May 26, 2010, the Company had 80,052,909 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	June 30, 2008
ASSETS

Cash and equivalents	$—	$—
Accounts receivable	—	—

Total current assets	—	—

Property and equipment	—	—

	—	—

Less: accumulated depreciation	—	—

Property and equipment, net	—	—

	$—	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$—	$—
Loan payable – eSPG	195,000	195,000

Total current liabilities	195,000	195,000

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.01 par; authorized 150,000,000 shares; 95,326,943 issued and outstanding at September 30, 2008 and June 30, 2008	953,269	953,269
Additional paid in capital in excess of par	5,617,509	5,617,509
Retained earnings (deficit)	(6,727,594)	(6,727,594)
Treasury stock at cost – 45,000 shares	(38,184)	(38,184)

	(195,000)	(195,000)

	$—	$—

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
Revenues	$—	$—
Cost of revenues	—	—

Gross profit (loss),	—	—

Selling and administrative expenses	—	—

Income (loss) from operations	—	—

Other income (expense)
Interest expense	—	—

Income (loss) before Income taxes	—	—

Income tax expense	—	—

Loss from continuing operations	—	—

Income (loss) from discontinued operations (including gain on disposal of $854,438 in 2007)	—	854,438

Net income (loss)	$—	$854,438

Basic and diluted net income (loss) per share	$.00	$.02

Weighted average shares used in computing basic and diluted net (loss) per common share	95,326,943	39,326,943

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$—	$854,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—
(Income) loss from discontinued operations	—	(854,438)
Changes in operating assets and liabilities
Accounts receivable	—	—
Accounts payable and accrued expenses	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Purchase of property and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Cash disposed of with discontinued operations	—	(6,069)

Net cash used in financing activities	—	(6,069)

Increase (decrease) in cash and cash equivalents	—	(6,069)
Cash and cash equivalents, beginning	—	6,069

Cash and cash equivalents, ending	$—	$—

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

1.	Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. Previously, the Company had two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were previously conducted, and KEWi.net, Inc., also a Colorado corporation, which was dormant. On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. On July 1, 2007, the Company concluded a sale of all assets and the Company’s two wholly owned subsidiaries for the assumption of almost all of the liabilities of the Company. All references to us herein below include Bulova Technologies Group, Inc. and 3Si, Inc. jointly when referring to comparative data as pertains to the prior periods presented. All other references to us herein below include only Bulova Technologies Group, Inc. subsequent to the above sale unless specifically stated otherwise.

On July 1, 2008, the Company changed its fiscal year end from June 30 to September 30. This quarterly report is the transitional filing of the Company for the transitional period of July 1, 2008 to September 30, 2008.

For the current period being reported on, the Company’s focus was the development of the direction of management in evaluating other software and internet technologies.

2.	Principles of consolidation and basis of presentation:

The accompanying condensed consolidated balance sheet as of June 30, 2008, has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three months ended September 30, 2008 and 2007.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalents as of September 30, 2008 and 2007.

Property and Equipment and Depreciation

All assets were disposed of as of July 1, 2007, and consequently there is no provision for depreciation for the quarters ended September 30, 2008 and 2007.

Revenue Recognition

The Company did not have any revenue during the three months ended September 30, 2008 and 2007.

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

Prior to 2005, the former President and CEO loaned $495,412 to the Company. As of June 30, 2005, we renegotiated the debt with the following terms and conditions:

In May 2005, $345,000 of the debt was converted to a Note from the Company with quarterly interest only payments at an eight percent (8%) simple annualized interest rate equaling $6,900 per payment over a period not to exceed seven years from the first payment. The last payment was scheduled to be in the principal amount of $345, 000 plus the last interest amount of $6,900.

$150,000 of the debt was extinguished in exchange for a cashless exercise of 3,000,000 stock options at $0.05 per share.

On July 1, 2007, with the sale of discontinued operations, this debt was satisfied through the assumption by the buyer.

4.	Commitments and Contingencies

Prior to July 1, 2007, the Company had leased office space under a month to month operating lease. On July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date.

5.	Discontinued Operations

On July 1, 2007, the Company sold all of its assets, both tangible and intangible to certain former members of management for the assumption of all liabilities with the exception of a debt to eSPG, a company associated with the new Chairman of the Board, John D. Stanton. The amount of debt remaining to eSPG is $195,000. The financial statements reflect the results of the discontinued operations as well as the gain on disposal as a separate line item after continuing operations. The following summarizes key financial data for discontinued operations for the quarters ended September 30, 2008 and 2007.

	2008	2007

Revenues	$—	$—

Gross Profit	$—	$—

Gain on Disposal	$—	$854,438

Net Income (loss)	$—	$854,438

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

Critical accounting policies:

In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Business Segments:

The Company does not operate in more than one business segment.

2.	Results of operations:

The following items are reported on separately to provide comparative analysis to those items referenced. As a consequence of the sale of all operations on July 1, 2007, the consolidated income statement combines all of these items under the caption of “Income (loss) from discontinued operations”

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The Company did not have any revenue for the quarters ended September 30, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not have any cost of revenues for the quarters ended September 30, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not have a gross profit for the quarters ended September 30, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not incur any operating expenses for the quarters ended September 30, 2008 and 2007. This is due to the sale of all operations on July 1, 2007

The Company did not incur any income (loss) from discontinued operations for the quarter ended September 30, 2008, as compared to $854,438 for the quarter ended September 30, 2007, which consisted entirely of gain on the disposal of operations on July 1, 2007 in the amount of $854,438.

The Company did not have any Net Income for the quarter ended September 30, 2008. Net Income for the quarter ended September 30, 2007 consisted entirely of the gain on the disposal of discontinued operations in the amount of $854,438.

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

DATED: June 1, 2010