Form 10-Q
period 2008-12-31
Bulova Technologies Group, Inc.
filed 2010-06-25
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Common Stock, $.001 par value

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

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I

Item 1. Financial Statements

BULOVA TECHNOLOGIES GROUP, INC.

BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008 (unaudited)
ASSETS

Cash and equivalents	$—	$—
Accounts receivable	—	—
Prepaid and other	—	—

Total current assets	—	—

Computer systems and software	—	—
Furniture and fixtures	—	—
Vehicle	—	—

	—	—
Less: accumulated depreciation	—	—

Property and equipment, net	—	—

	$—	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$—	$—
Unearned revenue	—	—
Shareholder advances	—	—
Loan payable – related party—eSPG	24,375	195,000

Total current liabilities	24,375	195,000

Notes payable – stockholder	—	—

	24,375	195,000

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 20,355,910 and 6,355,910 issued and 20,352,910 and 6,352,910 outstanding at December 31, 2008 and September 30, 2008	20,355	6,355
Additional paid in capital in excess of par	6,721,048	6,564,423
Retained earnings (deficit)	(6,727,594)	(6,727,594)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(24,375)	(195,000)

	$—	$—

See notes to financial statements.

BULOVA TECHNOLOGIES GROUP, INC.

STATEMENTS OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	2008	2007

Revenues	$—	$—
Cost of revenues	—	—

Gross profit (loss),	—	—

Selling and administrative expenses	—	—

Income (loss) from operations	—	—

Other income (expense)
Interest expense	—	—

Income (loss) before Income taxes	—	—

Income tax expense	—	—

Net income (loss)	$—	$—

Basic and diluted net income (loss) per share	$.00	$.00

Weighted average shares used in computing basic and diluted net (loss) per common share	15,122,141	2,619,577

See notes to financial statements.

BULOVA TECHNOLOGIES GROUP, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—
Changes in operating assets and liabilities
Accounts receivable	—	—
Prepaid expenses and other assets	—	—
Accounts payable and accrued expenses	—	—
Unearned revenue	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Purchase of property and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Cash disposed of with discontinued operations	—	—

Net cash used in financing activities	—	—

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•

November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – related party—eSPG, reducing the outstanding balance as of December 31, 2008 to $ 24,375.

See notes to financial statements.

BULOVA TECHNOLOGIES GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

FOR THE PERIOD FROM JUNE 30, 2008 TO DECEMBER 31, 2008

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, June 30, 2008 – par $.01	95,326,943	$953,269	$5,617,509	$(6,727,594)	$(38,184)	$(195,000)

Net Income (loss) for the transitional three months ended September 30, 2008				—		—

Balances, September 30, 2008 –as previously stated—par $.01	95,326,943	953,269	5,617,509	(6,727,594)	(38,184)	(195,000)

Adjustment to reflect reverse split of 1 for 15 common shares	(88,971,033)	(889,710)	889,710			—

Adjustment to reflect change in par value from $.01 to $.001		(57,204)	57,204			—

Balances, September 30, 2008 – as restated—par $.001	6,355,910	6,355	6,564,423	(6,727,594)	(38,184)	(195,000)

Issuance of shares for reduction of related party debt	14,000,000	14,000	156,625			170,625

Net Income (loss) for the three months ended December 31, 2008				—		—

Balances, December 31, 2008 – par $.001	20,355,910	$20,355	$6,721,048	$(6,727,594)	$(38,184)	$(24,375)

See notes to financial statements.

BULOVA TECHNOLOGIES GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 under the name of “Tyrex Oil Company”. In 2008, the Company filed for domestication to the State of Florida, and in November 2008, the Company changed its name to Bulova Technologies Group, Inc. Previously, the Company had two wholly owned subsidiaries, including 3Si, Inc., a Colorado corporation (3Si), where all of our operations were previously conducted, and KEWi.net, Inc., also a Colorado corporation, which was dormant, On May 28, 1997, BLVT acquired 100% of the common stock of 3Si, Inc. On July 1, 2007, the Company concluded a sale of all assets and the Company’s two wholly owned subsidiaries for the assumption of almost all of the liabilities of the Company. All other references to us herein below include only Bulova Technologies Group, Inc. subsequent to the above sale unless specifically stated otherwise.

On July 1, 2008, the Company changed its fiscal year end from June 30 to September 30. This quarterly report is the first filing of the Company for the new fiscal period of October 1, 2008 to September 30, 2009.

For the current period being reported on, the Company’s focus was the development of the direction of management in evaluating other technologies.

2. Principles of consolidation and basis of presentation:

The accompanying condensed balance sheet as of September 30, 2008, has been derived from unaudited financial statements reported on in the Company’s transitional filing on form 10-Q for the three months then ended, which represented the Company’s change in its fiscal year end from June 30 to September 30. The unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the three months ended December 31, 2008 and 2007.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalents as of December 31, 2008 and 2007.

Property and Equipment and Depreciation

All assets were disposed of as of July 1, 2007, and consequently there is no provision for depreciation for the quarters ended December 31, 2008 and 2007.

Revenue Recognition

The Company did not have any revenue during the three months ended December 31, 2008 and 2007.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. The Company does not believe any of the subsequently issued accounting pronouncements would necessiate restatement of the financial statements for the quarter ended December 31, 2008.

3. Commitments and Contingencies

On July 1, 2007, the Company sold its operations to certain members of management, who assumed all operations and corresponding commitments and liabilities. Consequently, the Company has no further lease commitments beyond that date.

4. Common Stock Transactions and Reverse Split

November 4, 2008, the Company effected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,352,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – eSPG, reducing the outstanding balance as of December 31, 2008 to $ 24,375.

5. Related Party Transaction

November 4, 2008, the Company settled a portion of the amount of the outstanding debt to eSPG through the issuance of 14,000,000 shares to entities affiliated with or controlled by our Chairman of the Board. Our Chairman had financed a proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned its $195,000 balance outstanding to him, and he subsequently assigned it to other parties, some of which are the beneficiary of this share issuance. As a result of this issuance the balance remaining outstanding is $24,375.

The acquisition of 3Si Holdings, Inc., which occurred on January 1, 2009, after the current balance sheet date, had certain preexisting relationships. Our Chairman of the Board owned and/or beneficially controlled 43.5% of 3Si Holdings, Inc. prior to the acquisition. Our current Chief Executive Officer owned and/or beneficially controlled 35% of 3Si Holdings, Inc. prior to the acquisition. Our current Chief Executive Officer did not own any shares of Bulova Technologies Group, Inc. before this acquisition. Neither our Chairman nor our current Chief Executive Officer individually own and/or beneficially control more than 50% of Bulova Technologies Group, Inc. after the acquisition.

6. Subsequent Events

January 1, 2009 – The Company authorized with an effective date of January 1, 2009, the acquisition of 3Si Holdings, Inc., a Florida Corporation, through a tax free exchange of shares by the issuance of 40,000,000 shares of common stock in exchange for 100% of its outstanding shares. The assets and operations of 3Si are accounted for in three operating subsidiaries, BT Manufacturing Company, LLC., Bulova Technologies Ordnance Systems, LLC., and Bulova Technologies Combat Systems, LLC.

•

BT Manufacturing Company, LLC, – located in Melbourne, Florida, in a 35,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. BT manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance.

•

Bulova Technologies Ordnance Systems, LLC. – located on 261 acres in Mayo, Florida is a load, assembly, and pack (L.A.P.) facility specializing in fuzes, safe and arming devices and explosive simulators. Ordnance produces a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other Allied Governments throughout the world.

•

Bulova Technologies Combat Systems, LLC – co-located with the corporate headquarters of the Company in Clearwater, Florida, Combat Systems is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC) as a broker which allows for the movement of military articles across friendly borders to support military soldiers throughout the world

As a part of consummating this transaction, the Company also authorized with the same effective date, the issuance of 8,000,000 shares to satisfy an obligation associated with warrants outstanding of 3Si Holdings, Inc., the Florida corporation.

May 24, 2009 – The Company formed Bulovatech Labs, Inc., a Florida corporation, as a wholly owned subsidiary. This subsidiary was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

1 . Overview:

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

2. Results of operations:

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

The Company did not have any revenue for the quarters ended December 31, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not have any cost of revenues for the quarters ended December 31, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not have a gross profit for the quarters ended December 31, 2008 and 2007. This is due to the sale of all operations on July 1, 2007.

The Company did not incur any operating expenses for the quarters ended December 31, 2008 and 2007. This is due to the sale of all operations on July 1, 2007

3. Liquidity and capital resources:

To date, operating funds have been provided primarily by sales of common stock, and to a lesser degree, funds provided by revenue from operations.

Through the disposal of discontinued operations, the Company eliminated the recurring losses that needed to be funded on an annual basis. The Company is looking forward cautiously evaluating various software and internet technologies for an appropriate profit opportunity. The elimination of the recurring overhead associated with the discontinued operations affords the Company the opportunity to be selective.

On August 23, 2005, the Company entered into a Letter of Intent to engage in a business combination with Entellectual Solutions Properties Group, Inc. (“eSPG”) based in Tampa, Florida. As part of the terms of the Letter of Intent (“LOI”), eSPG loaned us the principal sum of $195,000. The relevant LOI does not contain a charge for interest on this loan. On November 4, 2008, the Company issud 14,000,000 shares of common stock to reduce the amount of this debt by $170,625, leaving a remaining balance of $24,375 as of December 31, 2008.

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

November 4, 2008, the Company effected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,352,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

With the acquisition on January 1, 2009 of 3Si Holdings, Inc., the Company anticipates funds to be provided through the operations of its newly acquired subsidiaries.

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

DATED: June 25, 2010