Form 10-Q
period 2009-03-31
Bulova Technologies Group, Inc.
filed 2010-08-24
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010, the Company had 80,052,909 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008 (unaudited)
ASSETS

Cash and equivalents	$346,453	$—
Accounts receivable	5,373,452	—
Contract claim receivable – (note 4)	—	—
Inventory	2,981,618	—
Other current assets	11,581	—

Total current assets	8,713,104	—

Property, plant and equipment - net	3,953,448	—
Other assets	112,607	—

	$12,779,159	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$4,313,096	$—
Advance payments and billings in excess of cost	4,906,015	—
Current portion of long term debt	753,549	—

Total current liabilities	9,972,660	—

Shareholder loans	1,776,439	195,000
Long term debt , net of current portion	1,568,896	—

	13,317,995	195,000

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 68,355,910 and 6,355,910 issued and 68,352,910 and 6,352,910 outstanding at March 31, 2009 and September 30, 2008	68,355	6,355
Additional paid in capital in excess of par	6,384,784	6,564,423
Retained earnings (deficit)	(6,953,791)	(6,727,594)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(538,836)	(195,000)

	$12,779,159	$—

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31
	2009	2008	2009	2008

Revenues	$12,741,590	$—	$12,741,590	$—
Cost of revenues	10,920,536	—	10,920,536	—

Gross profit	1,821,054	—	1,821,054	—

Selling and administrative expense	1,894,203	—	1,894,203	—
Depreciation and amortization expense	139,607	—	139,607	—
Interest expense	19,159	—	19,159	—
Related party stock based compensation	—	560,000	—	560,000

Total expenses	2,052,969	560,000	2,052,969	560,000

Income (loss) from operations	(231,915)	(560,000)	(231,915)	(560,000)

Other income (expense)
Other income	5,718	—	5,718	—

Income (loss) before Income taxes	(226,197)	(560,000)	(226,197)	(560,000)

Income tax expense	—	—	—	—

Net loss	$(226,197)	$(560,000)	$(226,197)	$(560,000)

Basic and diluted net income (loss) per share	$(.003)	$(.16)	$(.005)	$(.18)

Weighted average shares used in computing basic and diluted net (loss) per common share	68,355,910	3,449,873	41,328,286	3,030,163

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(226,197)	$(560,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Related party compensation funded through stock issuance		560,000
Depreciation and amortization	139,607
Changes in operating assets and liabilities
Accounts receivable	(5,373,452)	—
Inventory	171,537	—
Prepaid expenses and other assets	(87,592)	—
Accounts payable and accrued expenses	3,211,968	—
Advance payments and billings in excess of costs	1,705,418	—

Net cash provided by (used in) operating activities	(458,711)	—

Cash flows from investing activities:
Cash acquired in business acquisition	21,662	—
Purchase of property and equipment	(71,243)	—

Net cash used in investing activities	(49,581)	—

Cash flows from financing activities
Shareholder advances	1,058,587	—
Repayments of long term debt	(203,842)	—

Net cash provided by financing activities	854,745	—

Net Increase (Decrease) in Cash and Cash Equivalents	346,453	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$346,453	$—

Supplemental schedule of non-cash financing and investing activities:

During 2009, the Company:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – related party – eSPG, reducing the remaining balance to $24,375

•

January 1, 2009, the Company issued 8,000,000 shares of common stock in conjunction with the acquisition of 3Si Holdings, Inc. The shares have been issued as satisfaction of a warrant obligation assumbed, and are being held in trust for the warrant holder, Webster Business Capital Corporation.

•	January 1, 2009, the Company issued 40,000,000 shares of common stock in exchange for the stock of 3Si Holdings, Inc. valued as follows:

Cash	$21,662
Inventory	3,153,155
Contract claim receivable	3,200,597
Contract claim reserve	(3,200,597)
Property and equipment - net	4,021,146
Other assets	37,262
Accounts payable and accrued expenses	(1,101,128)
Advance payments on government contracts	(3,200,597)
Shareholder loans payable	(693,477)
Long term debt	(2,526,287)
Deficit equity acquired	288,264

Value of common stock issued	$—

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2009

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, September 30, 2008 –as previously stated -par $.01	95,326,943	953,269	5,617,509	(6,727,594)	(38,184)	(195,000)
Adjustment to reflect reverse split of 1 for 15 common shares	(88,971,033)	(889,710)	889,710			—
Adjustment to reflect change in par value from $.01 to $.001		(57,204)	57,204			—

Balances, September 30, 2008 – as restated - par $.001	6,355,910	6,355	6,564,423	(6,727,594)	(38,184)	(195,000)
Issuance of shares for reduction of related party debt	14,000,000	14,000	156,625			170,625
Issuance of shares to acquire 3Si Holdings, Inc.	40,000,000	40,000	(40,000)			—
Deficit equity acquired with the acquisition of 3Si Holdings, Inc.			(288,264)			(288,264)
Issuance of shares in satisfaction of warrant obligation	8,000,000	8,000	(8,000)			—
Net Income (loss) for the six months ended March 31, 2009				(226,197)		(226,197)

Balances, March 31, 2009 – par $.001	68,355,910	$68,355	$6,384,784	$(6,953,791)	$(38,184)	$(538,836)

See notes to consolidated financial statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

1.	Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of a private company that was under common control and began operations in Florida. The Company operates as a government contractor and a contract manufacturer in the United States. Headquarter facilities are in Clearwater and Brandon, Florida and its operating facilities are located in Clearwater, Mayo and Melbourne, Florida.

2.	Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. as of September 30, 2008 and the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of March 31, 2009. The results of operations for the acquired company and subsidiaries have been included from the date of acquisition, January 1, 2009 through March 31, 2009. All material intercompany transactions have been eliminated.

The accompanying condensed consolidated balance sheet as of September 30, 2008 has been derived from unaudited financial statements reported in the Company’s transitional filing on form 10-Q for the three months then ended, which represented the Company’s change in its fiscal year end from June 30 to September 30.

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Form 10-K issued for the fiscal year ended June 30, 2008.

On January 1, 2009, the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a privately held Florida corporation controlled by the majority stockholder of the Company in exchange for 40,000,000 shares of its common stock. The assets and operations of 3Si are accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies Combat Systems LLC.

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 35,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance.

Bulova Technologies Ordnance Systems LLC. – located on 261 acres in Mayo, Florida is a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produces a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world.

Bulova Technologies Combat Systems LLC – located in the Company’s corporate headquarters in Clearwater, Florida, Combat Systems was formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. Bulova Technologies Combat Systems LLC functions as a broker to facilitate the movement of military articles across friendly borders to support soldiers throughout the world.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three and six months ended March 31, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments, government contracting and contract manufacturing.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximated fair value due to the short-term maturity of the instruments. Debt obligations were carried at cost, which approximated fair value due to the prevailing market rate for similar instruments.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements. This value was evaluated on a recurring basis (at least annually). Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits in major financial institutions in the United States. At times deposits within a bank may exceed the amount of insurance provided on such deposits. Generally, these deposits are redeemed upon demand and, therefore, are considered by management to bear minimal risk.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

The majority of the Company’s revenues and accounts receivable pertain to contracts with the US Government.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at March 31, 2009 and September 30, 2008 is as follows:

	March 31, 2009	September 30, 2008
Finished goods	$17,966	$—
Work in process	69,678	—
Materials and supplies	2,893,974	—

Total inventory	$2,981,618	$—

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 10 to 20 years for buildings and improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is valued at fair value.

At March 31, 2009 and September 30, 2008, property, plant and equipment are comprised of the following:

	March 31, 2009	September 30, 2008
Land	$1,225,000	$—
Buildings and improvements	315,764	—
Machinery and equipment	2,661,327	—
Furniture and fixtures	87,025	—

	4,289,116	—

Less accumulated depreciation	(335,668)	—

Net Property, plant and equipment	$3,953,448	$—

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell

Revenue Recognition

Sales revenue is generally recognized upon the shipment of product to customers or the acceptance by customers of the product. Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances were recognized. The majority of the Company’s revenue is generated under various fixed and variable price contracts as follows:

Revenues on fixed-price type contracts are recognized using the Percentage-Of-Completion (POC) method of accounting as specified in government contract accounting standards and the particular contract. Revenues earned on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recognized as units are delivered based on their contractual selling prices (the “Units-of-Delivery” basis of determination). Sales and profits on each fixed-price production contract under which units are not produced in a continuous or sequential process are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “Cost-to-Cost” basis of determination). Under both types of basis for determining revenue earned, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. The estimated total profit margin is evaluated on a periodic basis by management throughout the term of an individual contract to determine if the estimated total profit margin should be adjusted.

The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.

Cost of Revenues

The cost of revenues include direct materials and labor costs, and indirect labor associated with production and shipping costs.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses.

Shipping Costs

The Company includes shipping costs in cost of goods sold.

Income Taxes

Income tax benefits or provisions are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled. Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The Company follows the guidance provided by FIN 48, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management and evaluated for the potential effect on these consolidated financial statements include:

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).

Management does not believe any of the subsequent pronouncements noted above will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2009 through the date these financial statements were issued.

3.	Acquisition of 3Si Holdings, Inc.

On December 16, 2008, BT Acquisition Company LLC purchased from Webster Business Credit Corporation, various assets including inventory, machinery and equipment, and the membership interest of Bulova Technologies Ordnance Systems LLC, an operating company, under Section 9 of the Uniform Commercial Code as enacted in the state of New York. The primary reason for the acquisition was to acquire the rights to current and future government contracts and the operating assets of Bulova Technologies Ordinance Systems LLC to complete those contracts.

BT Acquisition Company LLC accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning before December 15, 2008 (formerly SFAS No. 141, Business Combinations). As such, the recorded costs of the assets acquired was limited to the consideration given, and consequently not recorded at the fair market value of the assets received. The values recorded as of the date of acquisition are as follows:

Contract Claim	$3,200,597
Reserve against claim	(3,200,597)
Inventory	3,153,155
Property plant and equipment	4,021,146
Other assets	34,745

Total assets acquired	$7,209,046

Current liabilities assumed	$4,195,135
Long term debt assumed	1,603,911
Shareholder loans	585,000
Acquisition debt	825,000

Total consideration given	$7,209,046

On December 17, 2008 BT Manufacturing Company LLC was formed. Everything acquired from Webster Business Credit Corporation except for what was part of Bulova Technologies Ordnance LLC was placed into BT Manufacturing Company LLC with the intent of starting a contract manufacturing business. During December 2008 BT Manufacturing Company LLC incurred various liabilities and paid certain expenses as a part of this process.

On January 1, 2009, Bulova Technologies Group, Inc. acquired 100% of the outstanding stock of 3Si Holdings, Inc. (Florida) by issuing 40,000,000 shares of its common stock.

The majority shareholder of Bulova Technologies Group, Inc. also held a majority interest in 3Si Holdings, Inc. and maintained his controlling interests in both entities both before and after the transaction. Accordingly, the acquisition of 3Si Holdings, Inc. (Florida) has been accounted for as a corporate re-organization because of the retention of common control. The book value of 3Si Holdings, Inc. (Florida) at the time of the acquisition was as follows:

Cash	$41,793
Contract Claim	3,200,597
Reserve against claim	(3,200,597)
Inventory	3,153,155
Property plant and equipment	4,021,146
Other assets	37,262

Total assets	$7,253,356

Current liabilities assumed	$5,244,232
Shareholder loans assumed	693,477
Long term debt assumed	1,603,911
Equity deficit acquired	(288,264)

Total liabilities and deficit	$7,253,356

Pro forma results of operations for the six months ended March 31, 2009 and 2008 as though this acquisition had taken place at October 1, 2007 are as follows:

	Six Months Ended March 31,
	2008	2009

Revenues	$155,661	$13,173,525

Net loss	$(421,558)	$(452,151)

Net loss per share	$(0.01)	$(0.01)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on October 1, 2007.

4.	Contract Claim Receivable

The acquisition of 3Si Holdings, Inc. included the membership interest in Bulova Technologies Ordnance Systems LLC which had certain obligations to perform on then existing contracts with the US Government. Bulova Technologies Ordnance Systems, LLC had received advance funding under these contracts by the US Government through Performance-Based-Payments, a method of financing designed by the government to provide working capital to small business contractors so they can purchase the materials needed to fulfill the contract. At the time of the acquisition, the US Government had provided advance financing on the assumed contracts in the amount of $3,200,597.

In accordance with the provisions of Section 9-610 of the Uniform Commercial Code as enacted in the state of New York these cash funds amounting to $3,200,597 were retained by Webster Business Capital Corporation, the secured lender that had acquired the assets pursuant to the Section 9 foreclosure proceedings. The Company has performed under the contract and has filed a claim against the secured lender, Webster Bank, for the recovery of these funds.

The Company is attempting to resolve this matter, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

5.	Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments – The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balance outstanding as of March 31, 2009 is $3.087.035.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of March 31, 2009 are $1,818,980.

6.	Long Term Debt

Long term debt consisted of the following as of March 31, 2009:

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at March 31, 2009.	$643,980

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at March 31, 2009. Final payment is due on March 10, 2021.	690,190

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at March 31, 2009. Final payment is due on December 1, 2020.	936,724

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	69,741

2,322,445
Less current portion	(753,549)

$1,568,896

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2009 are as follows:

Period ended March 31,
2010	$753,549
2011	114,016
2012	118,831
2013	124,046
2014	129,694
Thereafter	1,082,309

$2,322,445

7.	Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards. The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the ability to realize its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts, its projections and considers if those estimates satisfy the realization standard. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through September 30, 2008 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not. Based on current events management has re-assessed the valuation allowance and the recognition of its deferred tax assets attributable to the net operating losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods. The tax benefit for the prior periods, in the amount of approximately $525,000 arising from operating losses in the amount of approximately $1,500,000 and other temporary differences, has been off-set by an equal valuation allowance. The operating losses begin to expire for tax purposes during 2019.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets was no longer impaired and the allowance was no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	March 31, 2009	September 30, 2008
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	(0.03%)	(0.03%)
Net operating loss (NOL) for which no tax benefit was available.	-37.57%	-37.57%

Net tax rate	0.00%	0.00%

8.	Commitments and Contingencies

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida. During the quarter ended March 31, 2009, the Clearwater location was leased for a monthly base rent of $4,170 with an original expiration date of May 31, 2010. Effective May 1, 2009, this lease was been amended to increase the square footage and increase the base rental to $6,717 per month, increased by 3% each year through the new expiration date of April 30, 2012 The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

The Company operated its contract manufacturing business segment in facilities located in Melbourne, Florida at a monthly rental of $20,000. This facility is owned by an independent third party, and the use of the facility was provided for by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company through November of 2009, at which time the Company relocated to a different facility under a new lease.

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month. In December 2009, the Company purchased the equipment under this lease cancelling any future obligation under this lease from that point forward.

The Company leases certain equipment used in its contract manufacturing segment from Fleetwood Leasing, LLC, under various leases. The lease terms are for three years with an expiration date of April 2012. The total of the monthly lease payments through December 2009 are $6,000. The leases were modified effective January 1, 2010 whereby the monthly lease payments were reduced to $3,371 for the remainder of the lease term.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2009 are as follows:

Period ended March 31,
2010	$963,680
2011	554,462
2012	554,462
2013	440,117
2014	433,400
Thereafter	2,774,967

$5,721,088

9.	Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

On November 4, 2008, the Company settled a portion of the amount of the outstanding debt to eSPG through the issuance of 14,000,000 shares to entities affiliated with or identified by our Chairman of the Board. Our Chairman, John D. Stanton had financed a proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned its $195,000 balance outstanding to him, and he subsequently assigned it to other parties, some of which are the beneficiary of this share issuance. As a result of this issuance the balance remaining outstanding is $24,375, and is included in shareholder loans.

The acquisition of 3Si Holdings, Inc., which occurred on January 1, 2009, had certain preexisting relationships. Our Chairman of the Board, John D. Stanton owned and/or beneficially controlled 43.5% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer owned and/or beneficially controlled 35% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer did not own any shares of Bulova Technologies Group, Inc. before this acquisition.

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a commission for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Commissions paid to Ramal for the six months ended March 31, 2009 was $562,927.

10.	Stockholders’ Equity

On November 4, 2008, the Company affected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,355,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

On November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – eSPG, reducing the outstanding balance as of March 31, 2009 to $24,375.

On January 1, 2009, the Company authorized, with an effective date of January 1, 2009, the acquisition of 3Si Holdings, Inc., a Florida corporation, through a tax free exchange of shares by the issuance of 40,000,000 shares of its common stock in exchange for 100% of the outstanding shares of 3Si Holdings, Inc.

On January 1, 2009, the Company, as a part of consummating the acquisition of 3Si Holdings, Inc., authorized, with an effective date of January 1, 2009, the issuance of 8,000,000 shares to satisfy an obligation associated with warrants outstanding of 3Si Holdings, Inc., at the date of the acquisition.

11.	Subsequent Events

On May 24, 2009 – The Company formed Bulovatech Labs, Inc., a Florida corporation, as a wholly owned subsidiary. This subsidiary was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies, some of which have reached a level of ownership requiring additional disclosure in future periods.

On November 6, 2009 - BT Manufacturing Company LLC, entered into a lease for a 35,000 square foot facility in Melbourne, Florida to relocate its contract manufacturing operation. The base rent for the new facility is $18,841 per month commencing on January 1, 2010. The term of the lease is from November 2009 through November 2014.

Subsequent to March 31, 2009, the Company issued additional shares of its common stock as follows:

June 17, 2009 – 2,000,000 shares to securitize a credit line

July 13, 2009 – 2,000,000 shares to satisfy balance of eSPG related party debt

October 16, 2009 – 249,999 shares issued to creditors of a target company

November 24, 2009 – 2,100,000 shares issued in satisfaction of debt.

December 16, 2009 – 2,500,000 shares issued as additional collateral for an equipment loan

January 20, 2010 – 2,000,000 shares issued to securitize debt

February 8, 2010 – 850,000 shares issued to various individuals

12.	Segment Information

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other allied governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies Combat Systems LLC, The Contract Manufacturing segment produces cable assemblies as well as complete systems, and is accounted for through BT Manufacturing Company LLC, another of its wholly owned subsidiaries.

(UNAUDITED)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2009 IS AS FOLLOWS:

	Government	Contract
	Contracting	Manufacturing	Total

Revenue	$12,253,930	$487,660	$12,741,590
Cost of Sales	10,458,454	462,082	10,920,536

Gross profit (loss)	1,795,476	25,578	1,821,054
Selling, general and administrative expenses	828,984	724,634	1,553,618
Depreciation and interest expense	47,443	110,741	158,184

Income (loss) from operations	919,049	(809,797)	109,252

Other income (expense)	(235)	5,953	5,718

Net Income (loss)	$918,814	$(803,844)	$114,970

Total Assets	$8,677,686	$4,039,043	$12,716,729

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$12,741,590

Total consolidated revenue	$12,741,590

Net loss
Total income for reportable segments	$114,970
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses	(340,585)
Depreciation and amortization expense	(582)

Total consolidated net loss	$(226,197)

Assets
Total assets for reportable segments	$12,716,729
Corporate investments and other assets	62,430

Total consolidated assets	$12,779,159

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Bulova Technologies Group, Inc. currently operates in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies Combat Systems LLC, The Contract Manufacturing segment produces cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries.

Application of critical accounting policies:

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.	Results of operations:

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The Company’s revenue for the quarter ended March 31, 2009 of $12,741,590 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the quarter ended March 31, 2008.

The Company’s cost of sales for the quarter ended March 31, 2009 of $10, 920,536 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the quarter ended March 31, 2008.

The Company’s gross profit for the quarter ended March 31, 2009 of $1,821,054 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the quarter ended March 31, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the quarter ended March 31, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the quarter ended March 31, 2008.

The Company did not have any related party stock based compensation for the quarter ended March 31, 2009. Related party stock based compensation for the quarter ended March 31, 2008 in the amount of $560,000 was a one-time transaction representative of compensation for the services of the Chairman of the Board.

The Company’s net loss for the quarter ended March 31, 2009 of $226,197 has all been generated through the subsidiaries acquired on January 1, 2009. The net loss for the quarter ended March 31, 2008 of $560,000 consisted entirely of the related party stock based compensation incurred.

For the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

The Company’s revenue for the six months ended March 31, 2009 of $12,741,590 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the six months ended March 31, 2008.

The Company’s cost of sales for the six months ended March 31, 2009 of $10, 920,536 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the six months ended March 31, 2008.

The Company’s gross profit for the six months ended March 31, 2009 of $1,821,054 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the six months ended March 31, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the six months ended March 31, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the six months ended March 31, 2008.

The Company did not have any related party stock based compensation for the six months ended March 31, 2009. Related party stock based compensation for the six months ended March 31, 2008 in the amount of $560,000 was a one-time transaction representative of compensation for the services of the Chairman of the Board.

The Company’s net loss for the six months ended March 31, 2009 of $226,197 has all been generated through the subsidiaries acquired on January 1, 2009. The net loss for the six months ended March 31, 2008 of $560,000 consisted entirely of the related party stock based compensation incurred.

3.	Liquidity and capital resources:

As of March 31, 2009, the Company’s sources of liquidity were a combination of cash flows generated from operations, and loans from shareholders.

As of March 31, 2009, we had $346,453 in cash and cash equivalents.

Cash flows used in operating activities was $458,711 for the six months ended March 31, 2009.

Cash flows used in investing activities was $49,579 for the six months ended March 31, 2009 and consisted primarily of acquisitions of property, plant and equipment of $71,243.

Cash flows from financing activities were $854,745 for the six months ended March 31, 2009, and included loans from shareholders in the amount of $1,058,587.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate substantial operating cash flows.

The Company’s business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

While the Company believes that anticipated revenues resulting from additional contract awards accompanied by its efforts will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

The Company has made numerous changes in its internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Board of Directors and the Company’s auditors.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(b)	Exhibits:

10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc and the shareholders of 3Si Holdings Inc., dated January 1, 2009

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer*

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

By	/s/ John D. Stanton
John D. Stanton
Principal Financial Officer

DATED: August 23, 2010