Form 10-Q
period 2009-06-30
Bulova Technologies Group, Inc.
filed 2010-10-20
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 14, 2010, the Company had 89,496,870 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30, 2008 (unaudited)
ASSETS

Cash and equivalents	$189,710	$—
Accounts receivable	1,196,021	—
Contract claim receivable – (note 4)	—	—
Inventory	2,756,575	—
Other current assets	41,410	—

Total current assets	4,183,716	—

Property, plant and equipment - net	3,866,300	—
Investments	1,307,586
Other assets	545,505	—

	$9,903,107	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$221,067	$—
Advance payments and billings in excess of cost	6,429,209	—
Current portion of long term debt	935,648	—

Total current liabilities	7,585,924	—

Deferred revenue	591,662	—
Shareholder loans	2,574,295	195,000
Long term debt, net of current portion	1,540,812	—

	12,292,693	195,000

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 70,355,910 and 6,355,910 issued and 70,352,910 and 6,352,910 outstanding at June 30, 2009 and September 30, 2008	70,355	6,355
Additional paid in capital in excess of par	6,384,784	6,564,423
Retained earnings (deficit)	(8,806,541)	(6,727,594)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(2,389,586)	(195,000)

	$9,903,107	$—

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30
	2009	2008	2009	2008

Revenues	$3,335,171	$—	$16,076,761	$—
Cost of revenues	2,743,842	—	13,664,378	—

Gross profit	591,329	—	2,412,383	—

Selling and administrative expense	2,342,443	—	4,236,647	—
Depreciation and amortization expense	142,800	—	282,406	—
Interest expense	24,961	—	44,121	—
Related party stock based compensation	—	—	—	560,000

Total expenses	2,510,204	—	4,563,174	560,000

Income (loss) from operations	(1,918,875)	—	(2,150,791)	(560,000)

Other income (expense)
Other income	66,126	—	71,844	—

Income (loss) before income taxes	(1,852,749)	—	(2,078,947)	(560,000)

Income tax expense	—	—	—	—

Net loss	$(1,852,749)	$—	$(2,078,947)	$(560,000)

Basic and diluted net income (loss) per share	$(.03)	$—	$(.04)	$(.14)

Weighted average shares used in computing basic and diluted net (loss) per common share	68,644,799	6,355,910	50,466,204	4,138,745

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(2,078,947)	$(560,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Related party compensation funded through stock issuance	—	560,000
Issuance of common stock for securitization	2,000	—
Depreciation and amortization	282,406	—
Recognition of deferred revenue	(21,913)	—
Changes in operating assets and liabilities
Accounts receivable	(1,196,021)	—
Inventory	396,580	—
Prepaid expenses and other assets	(550,985)	—
Accounts payable and accrued expenses	(880,061)	—
Advance payments and billings in excess of costs	3,228,612	—

Net cash provided by (used in) operating activities	(818,329)	—

Cash flows from investing activities:
Cash acquired in business acquisition	21,662	—
Investments in multiple companies	(694,011)	—
Purchase of property and equipment	(126,228)	—

Net cash used in investing activities	(798,577)	—

Cash flows from financing activities
Shareholder advances	1,856,443	—
Repayments of long term debt	(49,827)	—

Net cash provided by financing activities	1,806,616	—

Net Increase (Decrease) in Cash and Cash Equivalents	189,710	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$189,710	$—

Supplemental schedule of non-cash financing and investing activities:

During 2009, the Company:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – related party – eSPG, reducing the remaining balance to $24,375

•

January 1, 2009, the Company issued 8,000,000 shares of common stock in conjunction with the acquisition of 3Si Holdings, Inc. The shares have been issued as satisfaction of a warrant obligation assumbed, and are being held in trust for the warrant holder, Webster Business Capital Corporation.

•	January 1, 2009, the Company issued 40,000,000 shares of common stock in exchange for the stock of 3Si Holdings, Inc. valued as follows:

Cash	$21,662

Inventory	3,153,155

Contract claim receivable	3,200,597

Contract claim reserve	(3,200,597)

Property and equipment - net	4,021,146

Other assets	37,262

Accounts payable and accrued expenses	(1,101,128)

Advance payments on government contracts	(3,200,597)

Shareholder loans payable	(693,477)

Long term debt	(2,526,287)

Deficit equity acquired	288,264

Value of common stock issued	$—

•	May 7, 2009, the Company received 45,000,000 shares of Pangenex Corporation common stock in exchange for a license to certain technologies owned by the company. The shares were valued at $613,575.

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2009

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, September 30, 2008 – as previously stated - par $.01	95,326,943	953,269	5,617,509	(6,727,594)	(38,184)	(195,000)

Adjustment to reflect reverse split of 1 for 15 common shares	(88,971,033)	(889,710)	889,710			—

Adjustment to reflect change in par value from $.01 to $.001		(57,204)	57,204			—

Balances, September 30, 2008 – as restated - par $.001	6,355,910	6,355	6,564,423	(6,727,594)	(38,184)	(195,000)

Issuance of shares for reduction of related party debt	14,000,000	14,000	156,625			170,625

Issuance of shares to acquire 3Si Holdings, Inc.	40,000,000	40,000	(40,000)			—

Deficit equity acquired with the acquisition of 3Si Holdings, Inc.			(288,264)			(288,264)

Issuance of shares in satisfaction of warrant obligation	8,000,000	8,000	(8,000)			—

Issuance of shares for securitization	2,000,000	2,000				2,000

Net Income (loss) for the nine months ended June 30, 2009				(2,078,947)		(2,078,947)

Balances, June 30, 2009 – par $.001	70,355,910	$70,355	$6,384,784	$(8,806,541)	$(38,184)	$(2,389,586)

See notes to consolidated financial statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

2. Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. as of September 30, 2008 and the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of June 30, 2009. The results of operations for the acquired company and subsidiaries have been included from the date of acquisition, January 1, 2009 through June 30, 2009. All material intercompany transactions have been eliminated.

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

Bulova Technologies Combat Systems LLC – located in the Company’s corporate headquarters in Clearwater, Florida, Combat Systems was formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. Bulova Technologies Combat Systems LLC functions as a broker to facilitate the movement of military articles across friendly borders to support soldiers throughout the world

On May 24, 2009 – The Company formed Bulovatech Labs, Inc., a Florida corporation, as a wholly owned subsidiary. This subsidiary was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and nine months ended June 30, 2009 and 2008.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at June 30, 2009 and September 30, 2008 is as follows:

	June 30, 2009	September 30, 2008

Finished goods	$17,279	$—

Work in process	274,147	—

Materials and supplies	2,465,149	—

Total inventory	$2,756,575	$—

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

At June 30, 2009 and September 30, 2008, property, plant and equipment are comprised of the following:

	June 30, 2009	September 30, 2008
Land	$1,225,000	$—
Buildings and improvements	315,764	—
Machinery and equipment	2,716,312	—
Funiture and fixtures	87,025	—

	4,344,101	—
Less accumulated depreciation	(477,801)	—

Net Property, plant and equipment	$3,866,300	$—

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.

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

Cost of Revenues

The costs of revenues include direct materials and labor costs, and indirect labor associated with production and shipping costs.

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

Management does not believe any of the subsequent pronouncements noted above will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2009 through the date these financial statements were issued.

3. Acquisition of 3Si Holdings, Inc.

On December 16, 2008, BT Acquisition Company LLC purchased from Webster Business Credit Corporation, various assets including inventory, machinery and equipment, and the membership interest of Bulova Technologies Ordnance Systems LLC, an operating company, under Section 9 of the Uniform Commercial Code as enacted in the state of New York. The primary reason for the acquisition was to acquire the rights to current and future government contracts and the operating assets of Bulova Technologies Ordnance Systems LLC to complete those contracts.

BT Acquisition Company LLC accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning before December 15, 2008 (formerly SFAS No. 141, Business Combinations). As such, the recorded costs of the assets acquired were limited to the consideration given, and consequently not recorded at the fair market value of the assets received. The values recorded as of the date of acquisition are as follows:

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

Pro forma results of operations for the nine months ended June 30, 2009 and 2008 as though this acquisition had taken place at October 1, 2007 are as follows:

	Nine Months Ended June 30,
	2008	2009

Revenues	$726,022	$16,508,696

Net loss	$(656,947)	$(2,304,901)

Net loss per share	$(0.16)	(0.05)

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

5. Investments

Investments represent various loans and investments in both private and public companies through Bulovatech Labs. Loans are reported at cost and equity investments are valued at fair value. Equity investments are primarily in technology development companies and are not held for resale.

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balance outstanding as of June 30, 2009 is $2,988,292.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts - The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2009 are $3,440,917.

7. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the three and nine months ended June 30, 2009 is $21,913.

8. Long Term Debt

Long term debt consisted of the following as of June 30, 2009:

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at June 30, 2009.	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at June 30, 2009. Final payment is due on March 10, 2021.	658,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at June 30, 2009. Final payment is due on December 1, 2020.	924,623

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	68,837

2,476,460

Less current portion	(935,648)

$1,540,812

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2009 are as follows:

Period ended June 30,

2010	$935,648

2011	115,184

2012	120,096

2013	125,416

2014	131,178

Thereafter	1,048,938

$2,476,460

8. Income Taxes

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

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through September 30, 2008 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not. Based on current events management has re-assessed the valuation allowance and the recognition of its deferred tax assets attributable to the net operating losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods. The tax benefit for current and prior periods, in the amount of approximately $1,500,000 arising from operating losses in the amount of approximately $3,500,000 and other temporary differences, has been off-set by an equal valuation allowance. The operating losses begin to expire for tax purposes during 2019.

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

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	June 30, 2009	September 30, 2008
U.S. statutory federal rate, graduated	34.00%	34.00%

State income tax rate, net of Federal	3.6%	3.6%

Permanent book-tax differences	(0.03%)	(0.03%)

Net operating loss (NOL) for which no tax benefit was available.	-37.57%	-37.57%

Net tax rate	0.00%	0.00%

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

Total rent expense for the three and nine months ended June 30, 2009, was approximately $375,000 and $750,000 respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2009 are as follows:

Period ended June 30,

2010	$819,866

2011	554,462

2012	514,082

2013	433,400

2014	433,400

Thereafter	2,610,092

$5,365,302

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a commission for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Commissions paid to Ramal for the nine months ended June 30, 2009 was $696,286.

10. Stockholders’ Equity

On November 4, 2008, the Company affected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,355,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

On November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – eSPG, reducing the outstanding balance as of June 30, 2009 to $24,375.

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

On June 17, 2009, the Company issued 2,000,000 shares of common stock to securitize a loan.

11. Subsequent Events

On November 6, 2009 - BT Manufacturing Company LLC, entered into a lease for a 35,000 square foot facility in Melbourne, Florida to relocate its contract manufacturing operation. The base rent for the new facility is $18,841 per month commencing on January 1, 2010. The term of the lease is from November 2009 through November 2014.

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT),

Subsequent to June 30, 2009, the Company issued additional shares of its common stock as follows:

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

December 16, 2009 – 2,500,000 shares issued as additional collateral for an equipment loan

January 20, 2010 – 2,000,000 shares issued to securitize debt

February 8, 2010 – 850,000 shares issued to various individuals

August 2010 – 1,849,496 shares issued to various individuals

October 2010 – 7,591,465 shares issued to various individuals

10. Segment Information

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other allied governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC and Bulova Technologies Combat Systems LLC. The Contract Manufacturing segment produces cable assemblies as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries.

(UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30, 2009 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total
Revenue	$2,425,713	$887,545	$3,313,258
Cost of Sales	2,023,391	720,451	2,743,842

Gross profit	402,322	167,094	569,416
Selling, general and administrative expenses	498,601	1,274,972	1,773,573
Depreciation and interest expense	53,510	112,504	166,014

Income (loss) from operations	(149,789)	(1,220,382)	(1,370,171)

Other income (expense)	(749)	66,875	66,126

Net Income (loss)	$(150,538)	$(1,153,507)	$(1,304,045)

Total Assets	$3,749,096	$4,236,942	$7,986,038

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments			$3,313,258
Unallocated amounts relating to corporate operations
License fee revenue			21,913

Total consolidated revenue			$3,335,171

Net loss

Total loss for reportable segments			$(1,304,045)

Unallocated amounts relating to corporate operations
License fee revenue			21,913
Selling, general and administrative expenses			(568,870)
Depreciation and amortization expense			(1,747)

Total consolidated net loss			$(1,852,749)

Assets

Total assets for reportable segments			$7,986,038

Corporate investments and other assets			1,917,069

Total consolidated assets			$9,903,107

(UNAUDITED)

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2009 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total
Revenue	$14,679,643	$1,375,205	$16,054,848
Cost of Sales	12,481,845	1,182,533	13,664,378

Gross profit	2,197,798	192,672	2,390,470
Selling, general and administrative expenses	1,327,585	1,999,606	3,327,191
Depreciation and interest expense	100,953	223,245	324,198

Income (loss) from operations	769,260	(2,030,179)	(1,260,919)

Other income (expense)	(984)	72,828	71,844

Net Income (loss)	$768,276	$(1,957,351)	$(1,189,075)

Total Assets	$3,749,096	$4,236,942	$7,986,038

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments			$16,054,848
Unallocated amounts relating to corporate operations
License fee revenue			21,913

Total consolidated revenue			$16,076,761

Net loss

Total loss for reportable segments			$(1,189,075)

Unallocated amounts relating to corporate operations
License fee revenue			21,913
Selling, general and administrative expenses			(909,456)
Depreciation and amortization expense			(2,329)

Total consolidated net loss			$(2,078,947)

Assets

Total assets for reportable segments			$7,986,038

Corporate investments and other assets			1,917,069

Total consolidated assets			$9,903,107

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

2. Results of operations:

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The Company’s revenue for the quarter ended June 30, 2009 of $3,335,171 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the quarter ended June 30, 2008.

The Company’s cost of sales for the quarter ended June 30, 2009 of $2,743,842 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the quarter ended June 30, 2008.

The Company’s gross profit for the quarter ended June 30, 2009 of $591,329 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the quarter ended June 30, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the quarter ended June 30, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the quarter ended June 30, 2008.

The Company’s net loss for the quarter ended June 30, 2009 of $1,852,749 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur either a net income or loss for the quarter ended March 31, 2008.

For the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.

The Company’s revenue for the nine months ended June 30, 2009 of $16,076,761 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the nine months ended June 30, 2008.

The Company’s cost of sales for the nine months ended June 30, 2009 of $13,664,378 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the nine months ended June 30, 2008.

The Company’s gross profit for the nine months ended June 30, 2009 of $2,412,383 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the nine months ended June 30, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the nine months ended June 30, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the nine months ended June 30, 2008.

The Company did not have any related party stock based compensation for the nine months ended June 30, 2009. Related party stock based compensation for the nine months ended June 30, 2008 in the amount of $560,000 was a one-time transaction representative of compensation for the services of the Chairman of the Board.

The Company’s net loss for the nine months ended June 30, 2009 of $2,087,947 has all been generated through the subsidiaries acquired on January 1, 2009. The net loss for the nine months ended June 30, 2008 of $560,000 consisted entirely of the related party stock based compensation incurred.

3. Liquidity and capital resources:

As of June 30, 2009, the Company’s sources of liquidity were a combination of cash flows generated from operations, and loans from shareholders.

As of June 30, 2009, we had $189,710 in cash and cash equivalents.

Cash flows used in operating activities was $818,329 for the nine months ended June 30, 2009.

Cash flows used in investing activities was $798,577 for the nine months ended June 30, 2009 and consisted primarily of acquisitions of property, plant and equipment of $126,228 and investments through Buovatech Labs of $694,011.

Cash flows from financing activities were $1,806,616 for the nine months ended June 30, 2009, and included loans from shareholders in the amount of $1,856,443.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate substantial operating cash flows.

The Company‘s business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

There are no off-balance sheet arrangements.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

DATED: October 20, 2010