Form 10-K
period 2009-09-30
Bulova Technologies Group, Inc.
filed 2010-11-16
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 13, 2010, the aggregate market value of the voting stock held by non-affiliates of the Company was $1,376,906, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of October 13, 2010, the Company had 89,496,870 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

EX-31.1 Rule 13a-14(a) Certification of President and Principal Executive Officer

EX-31.2 Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 100,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance.

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

Bulova Technologies Combat Systems LLC – located in the Company’s corporate headquarters in Clearwater, Florida, Combat Systems was formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. Bulova Technologies Combat Systems LLC functions as a broker to facilitate the movement of military articles across friendly borders to support soldiers throughout the world

Bulovatech Labs, Inc., located in Clearwater, Florida was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies.

Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments, government contracting and contract manufacturing.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of these risks could materially adversely affect our business and our financial condition, results of operations and cash flows, which could in turn materially adversely affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall Department of Defense (DoD) spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending.

Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Given the potential for uncertainty in the DoD fiscal process as we begin a new political era in the United States, and given the dangerous and volatile global condition in which the U.S. is a primary stabilizing force, our approach to future business planning will include our best assessments and judgments on how to account for change and adapt to new conditions and circumstances.

We rely predominantly on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows.

At September 30, 2009, we had 4 contracts (revenue arrangements) with individual estimated contract values in excess of $1 million. Our largest contract (revenue arrangement) in terms of annual sales was the U.S. Army RDECOM CTR contract, which generated approximately 81% of our sales, which provides for various weapons production and delivery to IRAQ to support U.S. military operations

A substantial majority of our total sales are for products and services under contracts with various agencies and procurement offices of the DoD or with prime contractors to the DoD. Although these various agencies, procurement offices and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. Because of this concentration of contracts, if a significant number of our DoD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and cash flows.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Iraq, Afghanistan or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations.

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts;

•	audit our contract-related costs and fees, including allocated indirect costs; and

•	control and potentially prohibit the export of our products.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors

General routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which would have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our government contracts are subject to competitive bidding. We obtain many of our U.S. Government contracts through a competitive bidding process. We may not be able to continue to win competitively awarded contracts. In addition, awarded contracts may not generate sales sufficient to result in our profitability. We are also subject to risks associated with the following:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us;

•	design complexity and rapid technological obsolescence; and

•	the constant need for design improvement.

In addition to these U.S. Government contract risks, we are required to obtain licenses from U.S. Government agencies to export many of our products and systems. Additionally, we are not permitted to export some of our products. Failure to receive required licenses would eliminate our ability to sell our products outside the United States.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to potential future claims and these levels of insurance may not be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The defense industry and the other industries in which our businesses operate and the market for defense applications is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have.

Our level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

With our January 1 2009 acquisition of 3Si Holdings, Inc., we assumed a certain amount of indebtedness associated with the business operations acquired. At September 30, 2009, we had approximately $2.9 million in aggregate principal amount of outstanding debt.

In addition, at September 30, 2009, we had approximately $4.3 million of indebtedness to shareholders under revolving credit facilities with our Chairman and Chief Executive Officer.

In the future, we may need to increase our borrowings, subject to limitations imposed on us by our debt agreements. Further discussion concerning the scheduled maturity of our outstanding debt, is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt, including the scheduled maturities of our outstanding debt, depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the defense industry, as well as commercial industries in which we operate. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements.

Our level of indebtedness has important consequences to us. These consequences may include:

•

requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•

limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	increasing interest expenses due to higher interest rates on our borrowings that have variable interest rates;

•

heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•

impacting debt covenants that limit our ability to borrow additional funds, dispose of assets, or repurchase shares of our common stock. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Environmental laws and regulations may subject us to significant liability.

Our operations are subject to various U.S. federal, state and local laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations.

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur a significant amount of additional costs in the future and could decrease the amount of free cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Termination of our backlog of orders could negatively impact our results of operations and cash flows.

We currently have a backlog of orders, primarily under contracts with the U.S. Government. As described above, the U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Global economic recession, continued tightening of credit markets, and U.S. Government intervention in financial and other industries may adversely affect our results.

Domestic and foreign economies and equity and fixed income markets have recently experienced significant declines, and severely diminished liquidity and credit availability. These economic conditions are currently negatively impacting, and could continue to adversely affect, our sales to the commercial markets in which we operate, including our contract manufacturing business.

Additionally, while we are unable to predict the impact and outcome of these economic events and the U.S. Government’s intervention to shore up financial and other industries, these events could also negatively affect future U.S. defense budgets and spending and, consequently, our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

At September 30, 2009 the Company operated corporate and administrative offices in two leased facilities, one in Clearwater, Florida, approximating 2,400 square feet, and the other in Brandon, Florida, approximating 5,000 square feet.

The Company temporarily operated its contract manufacturing business segment in a 100,000 square facility located in Melbourne, Florida through November of 2009, at which time the operation was relocated to a new location of approximately 35,000 square feet.

Our government contracting business segment is located on 261 acres owned by the Company in Mayo, Florida, where we operate a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. There are more than 38 buildings on the property consisting of warehouses, storage, and manufacturing facilities.

Item 3.	Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the year ended September 30, 2009 no matters were presented to our shareholders for approval.

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

Quarter Ending	High	Low

December 31, 2007	$0.45	$0.16
March 31, 2008	0.60	0.18
June 30, 2008	0.67	0.22
September 30, 2008	0.52	0.15

December 31, 2008	$3.30	$0.15
March 31, 2009	3.30	0.15
June 30, 2009	2.75	1.00
September 30, 2009	1.50	0.30

The closing bid price of our Common Stock on October 25, 2010, was $.06

As of October 25, 2010, there were approximately 1,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2010.

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

Results of operations for the year ended September 30, 2009:

The Company’s revenue for the year ended September 30, 2009 of $21,497,542 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the year ended September 30, 2008.

The Company’s cost of sales for the year ended September 30, 2009 of $17,821,871 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the year ended September 30, 2008.

The Company’s gross profit for the year ended September 30, 2009 of $3,675,671 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the year ended September 30, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the quarter ended September 30, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the year ended September 30, 2008.

The Company did not have any related party stock based compensation for the year ended September 30, 2009. Related party stock based compensation for the year ended September 30, 2008 in the amount of $560,000 was a one-time transaction representative of compensation for the services of the Chairman of the Board.

The Company’s net loss for the year ended September 30, 2009 of $3,829,283 has all been generated through the subsidiaries acquired on January 1, 2009. The net loss for the year ended September 30, 2008 of $560,000 consisted entirely of the related party stock based compensation incurred.

Liquidity and capital resources:

As of September 30, 2009, the Company’s sources of liquidity were a combination of cash flows generated from operations, and loans from shareholders.

As of September 30, 2009, we had $69,295 in cash and cash equivalents.

Cash flows used in operating activities was $2,216,716 for the year ended September 30, 2009.

Cash flows used in investing activities was $990,507 for the year ended September 30, 2009 and consisted of acquisitions of property, plant and equipment of $239,859 and investments in multiple companies through Buovatech Labs of $772,310.

Cash flows from financing activities were $3,276,518 for the year ended September 30, 2009, and included loans from shareholders in the amount of $3,353,612.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2009, the Company had net operating loss carry forwards (NOLs) of approximately $3.7 million for federal income tax purposes that will begin to expire between the years of 2019 and 2027. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL 33760

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bulova Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

November 16, 2010

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008

ASSETS

Cash and cash equivalents	$69,295	$—
Accounts receivable	1,147,321	—
Contract claim receivable	—	—
Inventory	2,617,817	—
Other current assets	56,252	—

Total Current Assets	3,890,685	—

Property, plant and equipment	3,926,829	—
Investments	2,058,385	—
Other assets	549,839	—

	$10,425,738	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$2,504,026	$—
Advance payments and billings in excess of cost	4,327,946	—
Current portion of long term debt	1,361,749	—

Total current liabilities	8,193,721	—

Deferred revenue	540,531	—
Shareholder loans and accrued interest	4,294,589	195,000
Long term debt, net of current portion–	1,512,444	—

	14,541,285	195,000

Commitments and contingencies	—	—

Shareholders’ deficit
Common stock, $.001 par; authorized 150,000,000 shares, 72,355,910 and 6,355,910 issued and 72,352,910 and 6,352,910 outstanding at September 30, 2009 and 2008	72,355	6,355
Additional paid in Capital in excess of par	6,407,159	6,564,423
Retained earnings (deficit)	(10,556,877)	(6,727,594)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(4,115,547)	(195,000)

	$10,425,738	$—

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008

Revenues	$21,497,542	$—
Cost of revenues	17,821,871	—

Gross profit	3,675,671	—

Selling and administrative expenses	7,100,724	—
Depreciation and amortization expense	336,174
Interest expense	153,854
Related party stock based compensation	—	560,000

Total expenses	7,590,752	560,000

Loss from operations	(3,915,081)	(560,000)

Other income (expense)
Other income	85,798	—

Loss before income taxes	(3,829,283)	—

Income tax expense	—	—

Net loss	$(3,829,283)	$(560,000)

Basic and diluted net loss per common share	$(.06)	$(.12)

Weighted average common shares, basic and diluted	55,927,339	4,697,592

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,829,283)	$(560,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Related party compensation funded through stock issuance	—	560,000
Issuance of common stock for securitization	2,000	—
Depreciation and amortization	336,174	—
Recognition of deferred revenue	(73,044)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,147,321)	—
Inventory	535,338	—
Prepaid expenses and other assets	(570,827)	—
Accounts payable and accrued expenses	1,402,898	—
Advance payments and billings in excess of costs	1,127,349	—

Net cash used by operating activities	(2,216,716)	—

Cash flows from investing activities:	21,662	—
Cash acquired in business acquisition
Investments in multiple companies	(772,310)	—
Purchase of property and equipment	(239,859)	—

Net cash used by investing activities	(990,507)	—

Cash flows from financing activities:
Shareholder advances	3,353,612	—
Repayments of long term debt	(77,094)	—

Net cash provided by financing activities	3,276,518	—

Increase in cash and cash equivalents	69,295	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$69,295	$—

Supplemental schedule of non-cash financing and investing activities:

Cash paid for interest	$108,254	$—

Cash paid for taxes	$—	$—

During 2009, the Company:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – related party – eSPG, reducing the remaining balance to $24,375

•

January 1, 2009, the Company issued 8,000,000 shares of common stock in conjunction with the acquisition of 3Si Holdings, Inc. The shares have been issued as satisfaction of a warrant obligation assumed, and are being held in trust for the warrant holder, Webster Business Capital Corporation.

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

•

July 1, 2009, the Company received 48,083,333 shares of New Green Technologies, Inc. common stock as satisfaction of a loan receivable from New Green. The shares were valued at the face amount of the receivable satisfied of $672,500.

•	July 13, 2009, the Company issued 2,000,000 shares of common stock to pay off the remaining amount of loan payable – related party – eSPG in the amount of $24,375

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, September 30, 2008 –as previously stated - par $.01	95,326,943	953,269	5,617,509	(6,727,594)	(38,184)	(195,000)
Adjustment to reflect reverse split of 1 for 15 common shares	(88,971,033)	(889,710)	889,710			—
Adjustment to reflect change in par value from $.01 to $.001		(57,204)	57,204			—

Balances, September 30, 2008 – as restated - par $.001	6,355,910	6,355	6,564,423	(6,727,594)	(38,184)	(195,000)
Issuance of shares for reduction of related party debt	14,000,000	14,000	156,625			170,625
Issuance of shares to acquire 3Si Holdings, Inc.	40,000,000	40,000	(40,000)			—
Deficit equity acquired with the acquisition of 3Si Holdings, Inc.			(288,264)			(288,264)
Issuance of shares in satisfaction of warrant obligation	8,000,000	8,000	(8,000)			—
Issuance of shares for securitization	2,000,000	2,000				2,000
Issuance of shares for reduction of related party debt	2,000,000	2,000	22,375			24,375
Net loss for the year ended September 30, 2009				(3,829,283)		(3,829,283)

Balances, September 30, 2009 – par $.001	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

2. Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. as of September 30, 2008 and the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2009. The results of operations for the acquired company and subsidiaries have been included from the date of acquisition, January 1, 2009 through September 30, 2009. All material intercompany transactions have been eliminated.

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 100,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance.

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

Bulova Technologies Combat Systems LLC – located in the Company’s corporate headquarters in Clearwater, Florida, Combat Systems was formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. Bulova Technologies Combat Systems LLC functions as a broker to facilitate the movement of military articles across friendly borders to support soldiers throughout the world

Bulovatech Labs, Inc., located in Clearwater, Florida was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the years ended September 30, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through November 12, 2010 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments, government contracting and contract manufacturing.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at September 30, 2009 and 2008 is as follows:

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	As of September 30,
	2009	2008
Finished goods	$18,760	$—
Work in process	295,952	—
Materials and supplies	2,303,105	—

Total inventory	$2,617,817	$—

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 10 to 20 years for buildings and improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value.

Property, plant and equipment are comprised of the following at September 30, 2009 and 2008

	As of September 30,
	2009	2008
Land	$1,225,000	$—
Buildings and improvements	1,170,194	—
Machinery and equipment	1,919,035	—
Furniture and fixtures	93,507	—

	4,407,736	—
Less accumulated depreciation	(480,907)	—

Net Property, plant and equipment	$3,926,829	$—

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

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the years ended September 30, 2009 and 2008 were $21,109 and $0, respectively.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, to provide guidance on the fair value measurement of liabilities.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Management does not believe any of the subsequent pronouncements noted above will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2009 through the date these financial statements were issued.

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

The majority shareholder of Bulova Technologies Group, Inc. also held a majority interest in 3Si Holdings, Inc. and

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Pro forma results of operations for the years ended September 30, 2009 and 2008 as though this acquisition had taken place at October 1, 2007 are as follows:

	Years Ended September 30,
	2008	2009
Revenues	$1,364,230	$21,929,477

Net loss	$(964,822)	$(4,055,237)

Net loss per share	$(0.21)	$(0.07)

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

5. Investments

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

At September 30, 2009 the carrying and fair values of the investments were as follows:

Investments

	Carrying Value	Gain	Loss	Fair Value
Level 1 Equity Investments	$672,500	$—	$—	$672,500
Level 2 Equity Investments	938,575	—	—	938,575
Level 2 Loans	447,561	—	—	447,561

	$2,058,636	$—	$—	$2,058,636

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments – The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balance outstanding as of September 30, 2009 is $1,487,638.

Advanced payments

	2009	2008

Initial Funding	$3,200,597	$—

Amount billed to date	1,903,288	—
Amount received 10%	190,329	—

Net amount from advanced funding	1,712,959	—

Remaining advanced funding	$1,487,638	$—

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of September 30, 2009 are $2,840,308.

Billing in Excess

	2009	2008

Total contract amount	$23,674,556	$—

Total estimated costs	20,090,239	—
Amount incurred to date	14,440,539	—

Percentage complete	72%

Amount earned to date	17,016,888	—
Amount Received to date	19,857,197	—

Billing in excess of costs plus earning on uncompleted contracts	$2,840,308	$—

7. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the year ended September 30, 2009 is $73,044.

Deferred revenue to be recognized over the next five years is as follows:

Years ended September 30, 2010	$204,525
2011	204,525
2012	131,481
2013	—
2014	—

$540,531

8. Long Term Debt

Long term debt consisted of the following as of:

	September 30,
	2009	2008

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2009.	$825,000	$—

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2009. Final payment is due on March 10, 2021.	644,000	—

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2009. Final payment is due on December 1, 2020.	912,279	—

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	67,914	—

Loan payable to an individual in the amount of $300,000, non interest bearing and unsecured. This note is payable through the issuance of 1,500,000 shares of common stock on November 24,2009	300,000	—

Loan payable to an individual in the amount of $125,000, non interest bearing and unsecured. This note is payable through the issuance of 600,000 shares of common stock on November 24, 2009	125,000	—

	2,874,193	—

Less current portion	(1,361,749)	—

	$1,512,444	$—

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2009 are as follows:

Period ended September 30,
2010	$1,361,749
2011	116,376
2012	121,387
2013	126,814
2014	132,691
Thereafter	1,015,176

$2,874,193

9. Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry forwards. The Company evaluates temporary differences resulting from the different treatment of items for tax and accounting purposes and records deferred tax assets and liabilities on the balance sheet using the tax rates expected when the temporary differences reverse.

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company’s common stock. For income tax purposes this transaction has been treated as a tax free reorganization under the provisions of Section 368A of

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

the Internal Revenue Code. 3SI Holdings had various net operating loss carry overs. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

The income tax provision consists of the following for the years ending September 30 2009 and 2008:

	9/30/2009	9/30/2008
Current
Federal	$—	$—
State	—	—

	$—	$—

Deferred - Continuing Operations
Federal	$—	$—
State	—	—

	$—	$—

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2008 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2009 the Company had federal net operating loss carry forwards of approximately $3,725,000 and Florida net operating loss carry forwards of approximately $3,600,000. The federal net operating loss carry forwards will expire in 2020 through 2029 and state net operating loss carry forwards that will expire in 2028 through 2029.

The components of deferred tax assets and liabilities as of September 30, 2009 and 2008 is as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carry forwards	$—	1,404,085
Property & Equipment	—	12,808
Accrued Comp	109,880	—
Accrued Interest	17,160	—
Accrued Marketing Fee	26,936	—
Share based Compensation	—	210,728

	153,976	1,627,621

Valuation Allowance	(153,976)	(1,627,621)

Net Deferred Tax Asset	$—	$—

Deferred tax (liabilities):
Net Deferred Tax Liability	$—	$—

Net deferred tax asset (liability)	$—	$—

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The change in the valuation allowance is as follow:

September 30, 2008	$—
September 30, 2009	1,781,597

Increase in valuation allowance	$1,781,597

The Company increased the valuation allowance by approximately $378,000 in the period ending September 30 2009. The valuation allowance was increased to offset the current year net operating loss and the net operating losses acquired from 3SI Holdings, Inc. as well as the other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2009	9/30/2008

Expected provision at US statutory rate	34.00%	—
State income tax net of federal benefit	3.63%	—
Permanent and Other Differences	—	—
Valuation Allowance	(37.63)%	—

Effective Income Tax Rate	$—	$—

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2009, the tax returns for the Company for the years ending 2008 and 2009 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

The Company has adopted a policy to recognize interest and penalties accrued related to unrecognized tax benefits in its income tax provision. The Company has evaluated its unrecognized tax benefits and determined that due to the NOL carry forwards, that no accrual of interest and penalties is required in the current period.

10. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

The Company operated its contract manufacturing business segment in facilities located in Melbourne, Florida at a monthly rental of $111,111. This facility is owned by an independent third party, and the use of the facility was provided for by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company through November of 2009, at which time the Company relocated to a different facility under a new lease.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Total rent expense for the year ended September 30, 2009, was approximately $1,871,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2009 are as follows:

Period ended September 30
2010	$673,506
2011	554,462
2012	493,931
2013	433,400
2014	433,400
Thereafter	2,558,266

$5,146,965

11. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

On November 4, 2008, and then on July 13, 2009, the Company settled the full amount of the amount of the outstanding debt to eSPG through the issuance of 14,000,000 shares and 2,000,000 shares respectively, to entities affiliated with or identified by our Chairman of the Board. Our Chairman, John D. Stanton had financed a proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned its $195,000 balance outstanding to him, and he subsequently assigned it to other parties, some of which are the beneficiary of these share issuances. As a result of these issuances the balance has been satisfied in full.

The acquisition of 3Si Holdings, Inc., which occurred on January 1, 2009, had certain preexisting relationships. Our Chairman of the Board, John D. Stanton owned and/or beneficially controlled 44% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer owned and/or beneficially controlled 35% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer did not own any shares of Bulova Technologies Group, Inc. before this acquisition.

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the year ended September 30, 2009 was $785,133.

The Company has received loans from the two (2) major shareholders in the amount of $4,294,589 and $195,000 as of September 30, 2009 and 2008, respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of September 30, 2009.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

12. Stockholders’ Equity

On November 4, 2008, the Company affected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,355,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

On November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – eSPG, reducing the outstanding balance at that time to $24,375.

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

On July 13, 2009, the Company issued 2,000,000 shares of common stock to pay the balance of the loan payable – eSPG of $24,375 satisfying the balance in full.

13. Subsequent Events

On November 6, 2009 - BT Manufacturing Company LLC, entered into a lease for a 35,000 square foot facility in Melbourne, Florida to relocate its contract manufacturing operation. The base rent for the new facility is $18,841 per month commencing on January 1, 2010. The term of the lease is from November 2009 through November 2014.

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT). The market value of the stock received was $1,000,000. The fair value of the stock received had not been determined at the date of this filing.

Subsequent to September 30, 2009, the Company issued additional shares of its common stock as follows:

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

January 20, 2010 – 2,000,000 shares issued to securitize debt

February 8, 2010 – 850,000 shares issued to various individuals

August 2010 – 1,849,496 shares issued to various individuals

October 2010 – 7,591,465 shares issued to various individuals

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

14. Segment Information

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE YEAR ENDED SEPTEMBER 30, 2009 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total

Revenue	$19,091,025	$2,333,473	$21,424,498
Cost of Sales	15,955,909	1,865,962	17,821,871

Gross profit	3,135,116	467,511	3,602,627
Selling, general and administrative expenses	1,878,577	3,751,286	4,809,863
Depreciation and interest expense	182,663	217,658	400,321

Income (loss) from operations	1,073,876	(3,501,433)	(2,427,557)

Other income (expense)	6,431	79,367	85,798

Net Income (loss)	$1,080,307	$(3,422,066)	$(2,341,759)

Total Assets	$4,996,360	$3,326,271	$8,322,631

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$21,424,498
Unallocated amounts relating to corporate operations
License fee revenue	73,044

Total consolidated revenue	$21,497,542

Net loss

Total loss for reportable segments	$(2,341,759)

Unallocated amounts relating to corporate operations
License fee revenue	73,044
Selling, general and administrative expenses	(1,470,861)
Depreciation and interest expense	(89,707)

Total consolidated net loss	$(3,829,283)

Assets

Total assets for reportable segments	$8,322,631

Corporate investments and other assets	2,103,107

Total consolidated assets	$10,425,738

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows:

Name	Age	Office Held
John D. Stanton	62	Chairman of the Board and Principal Financial Officer

Stephen L. Gurba	54	Chief Executive Officer and President

Our bylaws provide that the number of members of our board of directors shall have up to (5) members. Our current number of directors is two (2). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors

The following is a biographical summary of the business experience of our directors and executive officers:

John D. Stanton is the Chairman of the Board of Directors and also serves as our Principal Financial Officer. Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Stephen L. Gurba is our Chief Executive Officer and President. Mr. Gurba has over 30 years of experience in the design, development, production, and management of complex systems for the defense ammunition industry as well as commercial products. His experience has included responsibility for companies with sales of up to $300 million annually and employing as many as 2000 employees. Mr. Gurba has previously held the position of Senior Vice President of General Defense Corporation Vice President of Marketing for Olin Ordnance, President of Valentec International Corporation, President and CEO of National Manufacturing Corporation, and President, CEO, and Owner of Bulova Technologies, LLC. Mr. Gurba received a BA in Mathematics & Natural Science in 1978, an MBA in Executive Management and Administration in 1988, and a PhD in Business administration in 1991.

Audit Committee

The Company’s Board of Directors currently serves as the Audit Committee.

Code of Ethics:

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and its subsidiaries including the Principal Executive Officer and the Principal Financial Officer, which meets the requirement of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Code to shareholders pursuant to any request directed to the Company’s principal offices.

Item 11.	Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Financial Officer and Principal Executive Officer.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

John D. Stanton, Chairman of the Board and Principal Financial Officer (1)	2008	$—	$—	$560,000	$—	$—	$—	$—	$560,000
	2009	$180,000	$—	$—	$—	$—	$—	$—	$180,000

Stephen L. Gurba, Chief Executive Officer and President	2008	$—	$—	$—	$—	$—	$—	$—	$—
	2009	$252,000	$—	$—	$—	$—	$—	$—	$252,000

		$432,000	$—	$560,000	$—	$—	$—	$—	$992,000

(1) – Mr. Stanton’s compensation is accrued at $20,000 per month; none of this compensation has been paid.

The following table summarizes that the Company does not have any Outstanding Equity Awards at fiscal year ended September 30, 2009

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options, # Exercisable	Number of Securities Underlying Unexercised Options, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John D. Stanton	—	—	—	$—	—	—	$—	—	—
Stephen L. Gurba	—	—	—	$—	—	—	$—	—	—

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

John D. Stanton	$—	—	—	—	$—	$—	$—
Stephen L. Gurba	$—	—	—	—	$—	$—	$—

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 72,355,910 shares of common stock outstanding on September 30, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	John D. Stanton 19337 US Hwy 19, Suite 525. Clearwater, Fl 33764	21,333,334	(1)	29.5%

Common Stock	Stephen L. and Evelyn Gurba 19337 US Hwy 19, Suite 525 Clearwater, Fl 33764	16,000,000	(2)	22.1%

(1)	Includes 1,000,000 shares in the name of Mr. Stanton’s minor children
(2)	Includes 2,000,000 shares issued in the name of Stephen L and Evelyn Gurba, but being held as security for a loan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company operated its contract manufacturing business segment in facilities located in Melbourne, Florida at a monthly rental of $111,111. This facility is owned by an independent third party, and the use of the facility was provided for by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company through November of 2009, at which time the Company relocated to a different facility under a new lease.

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month. In December 2009, the Company purchased the equipment under this lease cancelling any future obligation under this lease from that point forward.

On November 4, 2008, and then on July 13, 2009, the Company settled the full amount of the amount of the outstanding debt to eSPG through the issuance of 14,000,000 shares and 2,000,000 shares respectively, to entities affiliated with or identified by our Chairman of the Board. Our Chairman, John D. Stanton had financed a proposed merger transaction, which letter of intent was dated August 23, 2005 through eSPG. eSPG assigned its $195,000 balance outstanding to him, and he subsequently assigned it to other parties, some of which are the beneficiary of these share issuances. As a result of these issuances the balance has been satisfied in full.

The acquisition of 3Si Holdings, Inc., which occurred on January 1, 2009, had certain preexisting relationships. Our Chairman of the Board, John D. Stanton owned and/or beneficially controlled 44% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer owned and/or beneficially controlled 35% of 3Si Holdings, Inc. prior to the acquisition. Stephen L Gurba, our Chief Executive Officer did not own any shares of Bulova Technologies Group, Inc. before this acquisition.

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the year ended September 30, 2009 was $785,133.

The Company has received loans from the two (2) major shareholders in the amount of $4,294,589 and $195,000 as of September 30, 2009 and 2008, respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of September 30, 2009.

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

2009	$109,109
2008	$13,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0.00
2008	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0.00
2008	$0.00

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0.00
2008	$0.00

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) and (c) The consolidated financial statements are included in Item 8.

(b) Exhibits:

10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements – Bulova Technologies Ordnance Systems, LLC, for the years ended December 31, 2008 and 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, INC.

By	/S/ STEPHEN L. GURBA
Stephen L. Gurba
Principal Executive Officer

DATED: November 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/S/ STEPHEN L. GURBA	November 16, 2010
Stephen L. Gurba
Principal Executive Officer

/S/ JOHN D. STANTON	November 16, 2010
John D. Stanton
Principal Financial Officer