Form 10-Q
period 2009-12-31
Bulova Technologies Group, Inc.
filed 2010-12-30
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of December 24, 2010, the Company had 141,269,127 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	September 30, 2009
ASSETS

Cash and equivalents	$547,436	$69,295
Accounts receivable	196,018	1,147,321
Contract claim receivable	—	—
Inventory	2,605,900	2,617,817
Other current assets	44,270	56,252

Total current assets	3,393,624	3,890,685

Property, plant and equipment	5,166,756	3,926,829
Investments	2,330,840	2,058,385
Other assets	1,028,036	549,839

	$11,919,256	$10,425,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$2,354,780	$2,504,026
Advance payments and billings in excess of cost	3,529,720	4,327,946
Current portion of long term debt	3,143,433	1,361,749

Total current liabilities	9,027,933	8,193,721

Deferred revenue	489,400	540,531
Shareholder loans and accrued interest	4,844,945	4,294,589
Long term debt, net of current portion	3,021,787	1,512,444

	17,384,065	14,541,285

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 77,205,909 and 72,355,910 issued and 77,202,909 and 72,352,910 outstanding at December 31, 2009 and September 30, 2009	77,205	72,355
Additional paid in capital in excess of par	7,461,247	6,407,159
Retained deficit	(12,965,077)	(10,556,877)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(5,464,809)	(4,115,547)

	$11,919,256	$10,425,738

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	2009	2008

Revenues	$3,073,048	$—
Cost of revenues	2,512,600	—

Gross profit	560,448	—

Selling and administrative expenses	2,753,565	—
Depreciation and amortization expense	138,546
Interest expense	92,633

Total expenses	2,984,744

Loss from operations	(2,484,296)	—

Other income (expense)
Other income	16,096	—

Loss before Income taxes	(2,408,200)	—

Income tax expense	—	—

Net income (loss)	$(2,408,200)	$—

Basic and diluted net income (loss) per share	$(.03)	$.00

Weighted average common shares, basic and diluted	73,830,634	15,122,141

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,408,200)	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,546	—
Recognition of deferred revenue	(51,131)	—
Lease settlement expense	400,000
Changes in operating assets and liabilities
Accounts receivable	951,303	—
Inventory	11,917	—
Prepaid expenses and other assets	(191,881)	—
Accounts payable and accrued expenses	(149,246)	—
Advance payments and billings in excess of costs	(798,226)	—

Net cash provided by (used in) operating activities	(2,096,918)	—

Cash flows from investing activities:
Investments in multiple companies	(169,955)	—
Purchase of property and equipment	(105,356)	—

Net cash used in investing activities	(275,311)	—

Cash flows from financing activities
Shareholder advances	550,356	—
Increases in long term debt	2,327,549	—
Repayments of long term debt	(27,535)	—

	2,850,370

Increase (decrease) in cash and cash equivalents	478,141	—
Cash and cash equivalents, beginning	69,295	—

Cash and cash equivalents, ending	$547,436	$—

Cash paid for interest	$35,866	$—

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to reduce related party debt.

•	October 16, 2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, October 1, 2009	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)

Issuance of shares to acquire Cybercare	249,999	250	102,250			102,500

Issuance of shares in satisfaction of debt	2,100,000	2,100	422,900			425,000

Issuance of shares for securitization	2,500,000	2,500	272,500			275,000

Issuance of warrants associated with new debt			256,438			256,438

Net loss for the three months ended December 31, 2009				(2,408,200)		(2,408,200)

Balances, December 31, 2009	77,205,909	$77,205	$7,461,247	$(12,965,077)	$(38,184)	$(5,464,809)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

2. Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2009, has been derived from audited financial statements.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included n annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Form 10-K.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the three months ended December 31, 2009 and 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through December 22, 2010 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at December 31, 2009 and 2008 is as follows:

	As of December 31,
	2009	2008
Finished goods	$18,543	$—
Work in process	247,566	—
Materials and supplies	2,339,791	—

Total inventory	$2,605,900	$—

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

Property, plant and equipment are comprised of the following at December 31, 2009 and 2008

	As of December 31,
	2009	2008
Land	$1,225,000	$—
Buildings and improvements	1,170,194	—
Machinery and equipment	3,206,843	—
Funiture and fixtures	93,507
Leasehold improvements	90,000	—

	5,785,544	—
Less accumulated depreciation	(618,788)	—

Net Property, plant and equipment	$5,166,756	$—

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the three months ended December 31, 2009 and 2008 were $10,155 and $0, respectively.

Shipping Costs

The Company includes shipping costs in cost of goods sold.

Income Taxes

Income tax benefits or provisions are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled. Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The Company follows the guidance provided by ASC 740, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

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

Pro forma results of operations for the three months ended December 31, 2009 and 2008 as though this acquisition had taken place at October 1, 2008 are as follows:

	Three Months Ended December 31,
	2009	2008
Revenues	$3,073,048	$431,935

Net loss	$(2,408,200)	$(225,954)

Net loss per share	$(0.03)	$(0.01)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on October 1, 2008.

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

The Company is attempting to resolve this matter, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue if and when such claims are settled.

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

At December 31, 2009 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$672,500	$—	$—	$672,500
Level 2 Equity Investments	1,303,499	—	—	1,303,499
Level 2 Loans	354,841	—	—	354,841

	$2,330,840	$—	$—	$2,330,840

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments – The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of December 31, 2009 and 2008 are $1,244,617 and $0 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of December 31, 2009 and 2008 are $2,285,103 and $0 respectively.

Billing in Excess

	2009	2008
Total contract amount	$23,674,556	$—
Total estimated costs	20,090,239	—
Amount incurred to date	15,783,539	—
Percentage complete	79%	—
Amount earned to date	18,599,494	—
Amount Received to date	20,884,597	—
Billing in excess of costs plus earning on uncompleted contracts	$2,285,103	$—

7. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the three months ended December 31, 2009 is $51,131.

Deferred revenue to be recognized over the next five years is as follows:

Years ended December 31,	2010	$204,525
	2011	204,525
	2012	80,350
	2013	—
	2014	—

		$489,400

8. Long Term Debt

Long term debt consisted of the following as of:

	December 31,
	2009	2008

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at December 31, 2009.	$825,000	$—

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at December 31, 2009. Final payment is due on March 10, 2021.	630,000	—

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at December 31, 2009. Final payment is due on December 1, 2020.	899,686	—

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	66,972	—

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by all personal property of BT Manufacturing Company, LLC with carrying values of approximately $4,000,000 at December 31, 2009. Final balloon payment is due December 22, 2011.	2,000,000	—

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 net of debt discount of $256,438, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at December 31, 2009. Final payment is due July 31, 2010.	1,743,562	—

	6,165,220	—

Less current portion	(3,143,433)	—

	$3,021,787	$—

Principal maturities of long term debt for the next five years and thereafter as of December 31, 2009 are as follows:

Period ended December 31,
2010	$3,143,433
2011	1,655,591
2012	122,703
2013	128,240
2014	134,235
Thereafter	981,018

$6,165,220

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

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company’s common stock. For income tax purposes this transaction has been treated as tax free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carryovers. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2009 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2009 the Company had federal net operating loss carry forwards of approximately $3,725,000 and Florida net operating loss carry forwards of approximately $3,600,000. The federal net operating loss carry forwards will expire in 2020 through 2029 and state net operating loss carry forwards that will expire in 2028 through 2029.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/3/2009	9/30/2009
Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	—	—
Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$—	$—

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

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida. During the quarter ended December 31, 2009, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012 The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

In November 2009 the Company relocated its contract manufacturing business segment to a new facility also located in Melbourne, Florida at a monthly rental of $18,842. The new lease expires November 2014.

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month. In December 2009, the Company bought out this lease cancelling any future obligation under this lease from that point forward and recorded $1,272,451 in equipment and a lease termination cost of $400,000, which is included in selling general and administrative expenses.

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

Total rent expense for the three months ended December 31, 2009, was approximately $250,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2009 are as follows:

Period ended December 31
2010	$554,462
2011	554,462
2012	470,383
2013	433,400
2014	414,558
Thereafter	2,694,900

$5,122,165

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the three months ended December 31, 2009 was $188,401.

The Company has received loans from the two (2) major shareholders totaling $4,844,945 and $4,294,589 as of December 31, 2009 and September 30, 2009 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of December 31, 2009.

12. Stockholders’ Equity

On November 4, 2008, the Company affected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,355,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01to $0.001

On November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – eSPG, reducing the outstanding balance at that time to $24,375.

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

On October 16, 2009, the Company issued 249,999 shares of common stock as satisfaction of the reorganization plan of Cybercare, a company acquired in Bulovatech Labs

On November 24, 2009, the Company issued 2,100,000 shares of common stock as satisfaction of debt to unrelated parties in the amount of $425,000.

On December 16, 2009 the Company authorized the issuance of 2,500,000 shares to securitized its new debt with Sovereign Bank.

On December 22, 2009 the Company issued debt in the amount of $2,000,000 with detachable warrants. These warrants provide for the purchase of 2,500,000 shares of the Company’s stock at $.10 per share for a period of 5 years. The warrants have a fair value of $256,438 which is accounted for as a discount to the debt and amortized over the life of the debt which is 7 months.

13. Subsequent Events

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

Subsequent to December 31, 2009, the Company issued additional shares of its common stock as follows:

January 20, 2010 – 2,000,000 shares issued to securitize debt

February 8, 2010 – 850,000 shares issued to various individuals

August 2010 – 1,849,496 shares issued to various individuals

October 2010 – 59,366,722 shares issued to various individuals

The Company declared a distribution of 141,272,127 shares of its 200,000,000 shares of Growth Technologies International, Inc. to the shareholders of record as of October 29, 2010

14. Segment Information

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total
Revenue	$2,700,043	$321,874	$3,021,917
Cost of Sales	2,169,766	342,834	2,512,600

Gross profit	530,277	(20,960)	509,317
Selling, general and administrative expenses	505,516	1,610,768	2,116,284
Depreciation and interest expense	75,428	96,913	172,341

Income (loss) from operations	(50,667)	(1,728,641)	(1,779,308)

Other income (expense)	(607)	16,703	16,096

Net Income (loss)	$(51,274)	$(1,711,938)	$(1,763,212)

Total Assets	$4,946,435	$4,461,219	$9,407,654

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments	$3,021,917
Unallocated amounts relating to corporate operations
License fee revenue	51,131

Total consolidated revenue	$3,073,048

Net loss
Total loss for reportable segments	$(1,763,212)
Unallocated amounts relating to corporate operations
License fee revenue	51,131
Selling, general and administrative expenses	(637,281)
Depreciation and interest expense	(58,838)

Total consolidated net loss	$(2,408,200)

Assets
Total assets for reportable segments	$9,407,654
Corporate investments and other assets	2,511,602

Total consolidated assets	$11,919,256

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

2. Results of operations:

For the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

The Company’s revenue for the quarter ended December 31, 2009 of $3,073,048 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any revenue for the quarter ended December 31, 2008.

The Company’s cost of sales for the quarter ended December 31, 2009 of $2,512,600 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any cost of sales for the quarter ended December 31, 2008.

The Company’s gross profit for the quarter ended December 31, 2009 of $560,448 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not have any gross profit for the quarter ended December 31, 2008.

The Company’s operating expenses consisting of selling, general and administrative, depreciation and amortization, and interest for the quarter ended December 31, 2009 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur any operating expenses for the quarter ended December 31, 2008.

The Company’s net loss for the quarter ended December 31, 2009 of $2,408,200 has all been generated through the subsidiaries acquired on January 1, 2009. The Company did not incur either a net income or loss for the quarter ended December 31, 2008.

3. Liquidity and capital resources:

As of December 31, 2009, the Company’s sources of liquidity were, new debt and loans from shareholders.

As of December 31, 2009, we had $547,436 in cash and cash equivalents.

Cash flows used in operating activities was $2,096,918 for the three months ended December 31, 2009.

Cash flows used in investing activities was $275,311 for the three months ended December 31, 2009 and consisted primarily of acquisitions of property, plant and equipment of $105,356 and investments through Buovatech Labs of $169,955.

Cash flows from financing activities were $2,850,370 for the three months ended December 31, 2009, and included new debt in the amount of $2,327,459 and increased loans from shareholders in the amount of $550,356.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ John D. Stanton
John D. Stanton
Principal Financial Officer

DATED: December 30, 2010