Form 10-Q
period 2010-03-31
Bulova Technologies Group, Inc.
filed 2010-12-30
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I

Item 1.	Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	September 30, 2009
ASSETS

Cash and equivalents	$241,405	$69,295
Accounts receivable	290,356	1,147,321
Contract claim receivable	—	—
Inventory	2,578,497	2,617,817
Other current assets	8,360	56,252

Total current assets	3,118,618	3,890,685

Property, plant and equipment	5,137,702	3,926,829
Investments	2,400,840	2,058,385
Other assets	930,135	549,839

	$11,587,295	$10,425,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$5,588,412	$2,504,026
Advance payments and billings in excess of cost	1,679,483	4,327,946
Current portion of long term debt	3,295,335	1,361,749

Total current liabilities	10,563,230	8,193,721

Deferred revenue	438,269	540,531
Shareholder loans and accrued interest	4,613,092	4,294,589
Long term debt, net of current portion	2,842,990	1,512,444

	18,457,581	14,541,285

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 80,055,909 and 72,355,910 issued and 80,052,909 and 72,352,910 outstanding at March 31, 2010 and September 30, 2009	80,055	72,355
Additional paid in capital in excess of par	7,891,897	6,407,159
Retained deficit	(14,804,054)	(10,556,877)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(6,870,286)	(4,115,547)

	$11,587,295	$10,425,738

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31
	2010	2009	2010	2009

Revenues	$5,230,318	$12,741,590	$8,303,366	$12,741,590
Cost of revenues	4,052,004	10,920,536	6,564,604	10,920,536

Gross profit	1,178,315	1,821,054	1,738,762	1,821,054

Selling and administrative expense	1,941,001	1,894,203	4,694,565	1,894,203
Stock based compensation	433,500	—	433,500	—
Depreciation and amortization expense	422,026	139,607	560,572	139,607
Interest expense	252,498	19,159-	345,131	19,159

Total expenses	3,049,025	2,052,969	6,033,768	2,052,969

Income (loss) from operations	(1,870,710)	(231,915)	(4,295,006)	(231,915)
Other income (expense)
Other income	31,733	5,718	47,829	5,718

Loss before Income taxes	(1,838,977)	(226,197)	(4,247,177)	(226,197)

Income tax expense	—	—	—	—

Net loss	$(1,838,977)	$(226,197)	$(4,247,177)	$(226,197)

Basic and diluted net income (loss) per share	$(.02)	$(.003)	$(.06)	$(.005)

Weighted average shares used in computing basic and diluted net (loss) per common share	79,266,021	68,355,910	76,521,931	41,328,286

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,247,177)	$(226,197)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560,572	139,607
Recognition of deferred revenue	(102,262)	—
Lease settlement expense	400,000	—
Stock based compensation	433,500	—
Changes in operating assets and liabilities
Accounts receivable	856,965	(5,373,452)
Inventory	39,320	171,537
Prepaid expenses and other assets	(184,866)	(87,592)
Accounts payable and accrued expenses	3,084,386	3,211,968
Advance payments and billings in excess of costs	(2,648,463)	1,705,418

Net cash used in operating activities	(1,808,025)	(458,711)

Cash flows from investing activities:
Cash acquired in business acquisition	—	21,662
Investments in multiple companies	(239,955)	—
Purchase of property and equipment	(261,630)	(71,243)

Net cash used in investing activities	(501,585)	(49,581)

Cash flows from financing activities
Shareholder advances	318,503	1,058,587
Increases in long term debt	2,327,549	—
Repayments of long term debt	(164,332)	(203,842)

Net cash provided by financing activities	2,481,720	854,745

Increase (decrease) in cash and cash equivalents	172,110	—
Cash and cash equivalents, beginning	69,295	346,453

Cash and cash equivalents, ending	$241,405	$346,453

Cash paid for interest	$211,056	$19,159

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to reduce related party debt.

•	October 16,2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	January 20, 2010, the Company issued 2,000,000 shares to securitize debt and recorded it as stock based compensation

•	February 8, 2010, the Company issued 850,000 shares to various individuals as stock based compensation

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2010

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, October 1, 2009	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)
Issuance of shares for to acquire Cybercare	249,999	250	102,250			102,500
Issuance of shares in satisfaction of debt	2,100,000	2,100	422,900			425,000
Issuance of shares for securitization	2,500,000	2,500	272,500			275,000
Issuance of warrants associated with new debt			256,438			256,438
Issuance of shares to securitize debt	2,000,000	2,000	338,000			340,000
Issuance of shares as stock based compensation	850,000	850	92,650			93,500
Net loss for the six months ended March 31, 2010				(4,247,177)		(3,813,677)

Balances, March 31, 2010	80,055,909	$80,055	$7,891,897	$(14,804,054)	$(38,184)	$(6,870,286)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the six months ended March 31, 2010 and 2009.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through December 28, 2010 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at March 31, 2010 and 2009 is as follows:

	As of March 31,
	2010	2009
Finished goods	$18,399	$17,966
Work in process	322,686	69,678
Materials and supplies	2,237,412	2,893,974

Total inventory	$2,578,497	$2,981,618

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

Property, plant and equipment are comprised of the following at March 31, 2010 and 2009

	As of March 31,
	2010	2009
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	315,764
Machinery and equipment	3,214,054	2,661,327
Furniture and fixtures	98,081	87,025
Leasehold improvements	234,489	—

	5,941,818	4,289,116
Less accumulated depreciation	(804,116)	(335,668)

Net Property, plant and equipment	$5,137,702	$3,953,448

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the six months ended March 31, 2010 and 2009 were $21,104 and $0, respectively.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

Pro forma results of operations for the six months ended March 31, 2010 and 2009 as though this acquisition had taken place at October 1, 2008 are as follows:

	Six Months Ended March 31,
	2010	2009
Revenues	$8,303,366	$13,173,525

Net loss	$(3,813,677)	$(452,151)

Net loss per share	$(0.05)	$(0.007)

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

At March 31, 2010 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$672,500	$—	$—	$672,500
Level 2 Equity Investments	1,303,499	—	—	1,303,499
Level 2 Loans	424,841	—	—	424,841

	$2,400,840	$—	$—	$2,400,840

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments – The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of March 31, 2010 and 2009 are $992,295 and $3,087,035 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of March 31, 2010 and 2009 are $687,188 and $1,818,980 respectively.

Billing in Excess

	2010	2009
Total contract amount	$23,674,556	$26,794,334

Total estimated costs	20,090,239	22,779,479
Amount incurred to date	18,635,239	10,166,794

Percentage complete	93%	45%

Amount earned to date	21,959,968	11,958,699
Amount Received to date	22,647,156	13,777,679

Billing in excess of costs plus earning on uncompleted contracts	$687,188	$1,818,980

7. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the six months ended March 31, 2010 is $102,262.

Deferred revenue to be recognized over the next five years is as follows:

Years ended March 31,	2011	$204,525
	2012	204,525
	2013	29,219
	2014	—
	2015	—

		$438,269

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

8. Long Term Debt

Long term debt consisted of the following as of:

	March 31,
	2010	2009

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at March 31, 2010.	$825,000	$643,980

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at March 31, 2010. Final payment is due on March 10, 2021.	616,000	690,190

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at March 31, 2010. Final payment is due on December 1, 2020.	882,500	936,724

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	65,361	69,741

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by all personal property of BT Manufacturing Company, LLC with carrying values of approximately $4,000,000 at December 31, 2009. Final balloon payment is due December 22, 2011.	1,896,000	—

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 net of debt discount of $256,438, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at March 31, 2010. Final payment is due July 31, 2010.	1,853,464	—

	6,138,325	2,322,445

Less current portion	(3,295,335)	(753,549)

	$2,842,990	$1,568,896

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2010 are as follows:

Period ended March 31,
2011	$3,295,335
2012	1,509,591
2013	122,703
2014	128,240
2015	134,235
Thereafter	948,221

$6,138,325

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	3/31/10	9/30/2009
Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	—	—
Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$—	$—

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month. In December 2009, the Company bought out this lease cancelling any future obligation under this lease from that point forward and recorded $1,272,451 in equipment and a lease termination cost of $400,000, which is included in selling, general and administrative expenses.

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

Total rent expense for the six months ended March 31, 2010, was approximately $331,275.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2010 are as follows:

Period ended March 31
2011	$554,462
2012	554,462
2013	440,117
2014	433,400
2015	358,033
Thereafter	2,643,075

$4,983,549

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the six months ended March 31, 2010 was $188,401.

The Company has received loans from the two (2) major shareholders totaling $4,613,092 and $4,294,589 as of March 31, 2010 and September 30, 2009 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of March 31, 2010.

12. Stockholders’ Equity

On November 4, 2008, the Company affected a 1 share for 15 shares reverse split of its common stock. As a result, the issued and outstanding shares at September 30, 2008 were decreased from 95,326,943 shares to 6,355,910, and the treasury shares were reduced from 45,000 shares to 3,000. In addition, the par value of the common stock was decreased from $0.01 to $0.001

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

On January 20, 2010 the Company issued 2,000,000 shares to the Company’s Chief Executive Officer as stock based compensation for the purpose of securitizing debt.

On February 8, 2010 the Company issued 850,000 shares to various individuals as stock based compensation.

13. Subsequent Events

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

Subsequent to March 31, 2010, the Company issued additional shares of its common stock as follows:

August 2010 – 1,849,496 shares issued to various individuals

October 2010 – 59,366,722 shares issued to various individuals

The Company declared a distribution of 141,272,127 shares of its 200,000,000 shares of Growth Technologies International, Inc. to the shareholders of record as of October 29, 2010

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2010 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total
Revenue	$4,711,796	$467,391	$5,179,187
Cost of Sales	3,679,825	372,179	4,052,004

Gross profit	1,031,971	95,212	1,127,183
Selling, general and administrative expenses	591,569	737,759	1,329,328
Depreciation, amortization and interest expense	385,376	207,469	592,845

Income (loss) from operations	55,026	(850,016)	(794,990)

Other income (expense)	—	31,733	31,733

Net Income (loss)	$55,026	$(818,283)	$(763,257)

Total Assets	$4,729,061	$4,404,559	$9,133,620

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments			$5,179,187
Unallocated amounts relating to corporate operations
License fee revenue			51,131

Total consolidated revenue			$5,230,318

Net loss

Total loss for reportable segments			$(763,257)

Unallocated amounts relating to corporate operations
License fee revenue			51,131
Selling, general and administrative expenses			(1,045,173)
Depreciation, amortization and interest expense			(81,678)

Total consolidated net loss			$(1,838,977)

Assets

Total assets for reportable segments			$9,133,620

Corporate investments and other assets			2,453,675

Total consolidated assets			$11,587,295

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(UNAUDITED)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2010 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing	Total
Revenue	$7,411,839	$789,265	$8,201,104
Cost of Sales	5,849,591	715,013	6,564,604

Gross profit	1,562,248	74,252	1,636,500
Selling, general and administrative expenses	1,097,085	2,348,527	3,445,612
Depreciation, amortization and interest expense	460,804	304,382	765,186

Income (loss) from operations	4,359	(2,578,657)	(2,574,298)

Other income (expense)	(607)	48,436	47,829

Net Income (loss)	$3,752	$(2,530,221)	$(2,526,469)

Total Assets	$4,729,061	$4,404,559	$9,133,620

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments			$8,201,104
Unallocated amounts relating to corporate operations
License fee revenue			102,262

Total consolidated revenue			$8,303,366

Net loss

Total loss for reportable segments			$(2,526,469)

Unallocated amounts relating to corporate operations
License fee revenue			102,262
Selling, general and administrative expenses			(1,682,454)
Depreciation, amortization and interest expense			(140,516)

Total consolidated net loss			$(4,247,177)

Assets

Total assets for reportable segments			$9,133,620

Corporate investments and other assets			2,453,675

Total consolidated assets			$11,587,295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2 . Results of operations:

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The Company’s revenue for the three months ended March 31, 2010 of $5,230,318 is a decrease of $7,511,272 when compared to the Company’s revenue for the three months ended March 31, 2009 of $12,741,590.

The Company’s cost of sales for the three months ended March 31, 2010 of $4,052,004 is a decrease of $6,868,532 when compared to the Company’s cost of sales for the three months ended March 31, 2009 of $10,920,536.

The Company’s gross profit for the three months ended March 31, 2010 of $1,178,315 is a decrease of $642,739 when compared to the Company’s gross profit for the three months ended March 31, 2009 of $1,821,054.

The Company’s operating expenses consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended March 31, 2010 of $2,615,525 is an increase of $562,556 when compared to the same expenses of $2,052,969 for the three months ended March 31, 2009.

The Company’s Stock based compensation for the three months ended March 31, 2010 of $433,500 is an increase of $433,500 when compared to the three months ended March 31, 2009, as the Company did not have any stock based compensation for that period.

The Company’s net loss for the three months ended March 31, 2010 of $1,838,977 is an increase of $1,612,780 when compared to the Company’s net loss for the three months ended March 31, 2009 of $226,197.

For the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

The Company’s revenue for the six months ended March 31, 2010 of $8,303,366 is a decrease of $4,438,224 when compared to the Company’s revenue for the six months ended March 31, 2009 of $12,741,590.

The Company’s cost of sales for the six months ended March 31, 2010 of $6,564,604 is a decrease of $4,355,932 when compared to the Company’s cost of sales for the six months ended March 31, 2009 of $10,920,536.

The Company’s gross profit for the six months ended March 31, 2010 of $1,738,762 is a decrease of $82,292 when compared to the Company’s gross profit for the six months ended March 31, 2009 of $1,821,054.

The Company’s operating expenses consisting of selling, general and administrative, depreciation, amortization, and interest for the six months ended March 31, 2010 of $5,600,268 is an increase of $3,547,299 when compared to the same expenses of $2,052,969 for the six months ended March 31, 2009.

The Company’s Stock based compensation for the six months ended March 31, 2010 of $433,500 is an increase of $433,500 when compared to the six months ended March 31, 2009, as the Company did not have any stock based compensation for that period.

The Company’s net loss for the six months ended March 31, 2010 of $4,247,177 is an increase of $4,020,980 when compared to the Company’s net loss for the six months ended March 31, 2009 of $226,197.

3. Liquidity and capital resources:

As of March 31, 2010, the Company’s sources of liquidity were new debt and loans from shareholders.

As of March 31, 20110, we had $241,405 in cash and cash equivalents.

Cash flows used in operating activities was $1,808,025 for the six months ended March 31, 2010.

Cash flows used in investing activities was $501,585 for the six months ended March 31,2010 and consisted primarily of acquisitions of property, plant and equipment of $261,630 and investments through Buovatech Labs of $239,955.

Cash flows from financing activities were $2,481,720 for the six months ended March 31, 2010, and included new debt in the amount of $2327,549 and increased loans from shareholders in the amount of $318,503.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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