Form 10-Q
period 2010-06-30
Bulova Technologies Group, Inc.
filed 2011-01-25
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

FOR THE QUARTER ENDED JUNE 30, 2010

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	September 30,
	(unaudited)	2009
ASSETS

Cash and equivalents	$293,407	$69,295
Accounts receivable	43,417	513,700
Contract claim receivable	—	—
Inventory	1,409,229	1,304,789
Other current assets	—	10,460
Current assets held for sale	1,601,552	1,992,441

Total current assets	3,347,605	3,890,685

Property, plant and equipment	2,542,899	2,661,685
Investments	1,766,855	2,058,385
Other assets	576,953	549,839
Non-current assets held for sale	2,633,050	1,265,144

	$10,867,362	$10,425,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$74,469	$107,873
Accrued expenses	6,220,290	1,958,767
Advance payments and billings in excess of cost	1,127,056	4,327,946
Current portion of long term debt	3,029,577	1,361,749
Current liabilities associated with assets held for sale	5,633,845	437,386

Total current liabilities	16,085,237	8,193,721

Deferred revenue	—	540,531
Shareholder loans and accrued interest	4,330,461	4,294,589
Long term debt, net of current portion	1,294,797	1,512,444
Non-current liabilities associated with assets held for sale	1,328,000	—

	23,038,495	14,541,285

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 80,055,909 and 72,355,910 issued and 80,052,909 and 72,352,910 outstanding at June 30, 2010 and September 30, 2009	80,055	72,355
Additional paid in capital in excess of par	7,891,897	6,407,159
Retained deficit	(20,104,901)	(10,556,877)
Treasury stock at cost – 3,000 shares	(38,184)	(38,184)

	(12,171,133)	(4,115,547)

	$10,867,362	$10,425,738

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30
	2010	2009	2010	2009

Revenues	$3,033,197	$2,447,626	$10,547,298	$14,701,556
Cost of revenues	2,050,307	2,023,391	7,899,898	12,481,845

Gross profit	982,890	424,235	2,647,400	2,219,711

Selling and administrative expense	1,037,794	1,067,471	3,383,834	2,237,041
Stock based compensation	—	—	433,500	—
Depreciation and amortization expense	275,822	30,296	518,661	59,161
Interest expense	170,524	24,961	529,005	44,121

Total expenses	1,484,140	1,122,728	4,865,000	2,340,323

Loss from operations	(501,250)	(698,493)	(2,217,600)	(120,612)

Other income (expense)
Other expense	(360)	(749)	(966)	(984)

Loss from continuing operations before Income taxes	(501,610)	(699,242)	(2,218,566)	(121,596)

Income tax expense	—	—	—	—

Loss from continuing operations	(501,610)	(699,242)	(2,218,566)	(121,596)
Loss from discontinued operations, net of tax	(4,799,237)	(1,153,507)	(7,329,458)	(1,957,351)

Net loss	$(5,300,847)	$(1,852,749)	$(9,548,024)	$(2,078,947)

Basic and diluted net loss per share
Loss from continuing operations	(.006)	(.010)	(.029)	(.002)
Loss from discontinued operations	(.060)	(.017)	(.094)	(.039)

Net loss	$(.066)	$(.027)	$(.123)	$(.041)

Weighted average shares used in computing basic and diluted net loss per common share	80,055,909	68,644,799	77,704,255	50,466,204

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(9,548,024)	$(2,078,947)
Loss from discontinued operations	7,329,458	1,957,351

Loss from continuing operations	(2,218,566)	(121,596)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	518,662	59,161
Recognition of deferred revenue	(136,349)	(21,913)
Stock based compensation	433,500	2,000
Changes in operating assets and liabilities
Accounts receivable	470,283	(530,178)
Inventory	(104,440)	1,785,694
Prepaid expenses and other assets	82,847	(520,081)
Accounts payable and accrued expenses	4,228,119	(1,115,497)
Advance payments and billings in excess of costs	(3,200,890)	3,228,612

Net cash flows from operating activities – continuing operations	73,166	2,766,202
Net cash flows from operating activities – discontinued operations	(1,726,508)	(3,584,531)

Net cash flows from operating activities	(1,653,342)	(818,329)

Cash flows from investing activities:
Cash acquired in business acquisition	—	21,662
Cash disposed of in business disposition	(42,853)	—
Investments in multiple companies	(256,545)	(694,011)
Purchase of property and equipment	(4,573)	(50,829)

Net cash flows from investing activities – continuing operations	(303,971)	(723,178)
Net cash flows from investing activities – discontinued operations	(257,057)	(75,399

Net cash flows from investing activities	(561,028)	(798,577)

Cash flows from financing activities
Shareholder advances	325,118	1,856,443
Increases in long term debt	2,000,000	—
Repayments of long term debt	(88,185)	(49,827)

Net cash flows from financing activities – continuing operations	2,236,933	1,806,616
Net cash flows from financing activities – discontinued operations	201,549	—

Net cash flows from financing activities	2,438,482	1,806,616

Increase (decrease) in cash and cash equivalents	224,112	189,710
Cash and cash equivalents, beginning	69,295	—

Cash and cash equivalents, ending	$293,407	$189,710

Cash paid for interest	$385,594	$44,121

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to reduce related party debt.

•	October 16, 2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	January 20, 2010, the Company issued 2,000,000 shares to securitize debt and recorded it as stock based compensation

•	February 8, 2010, the Company issued 850,000 shares to various individuals as stock based compensation

•	June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2010

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, October 1, 2009	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)

Issuance of shares for to acquire Cybercare	249,999	250	102,250			102,500

Issuance of shares in satisfaction of debt	2,100,000	2,100	422,900			425,000

Issuance of shares for securitization	2,500,000	2,500	272,500			275,000

Issuance of warrants associated with new debt			256,438			256,438

Issuance of shares to securitize debt	2,000,000	2,000	338,000			340,000

Issuance of shares as stock based compensation	850,000	850	92,650			93,500

Net loss for the nine months ended June 30, 2010				(9,548,024)		(9,548,024)

Balances, June 30, 2010	80,055,909	$80,055	$7,891,897	$(20,104,901)	$(38,184)	$(12,171,133)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 35,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of this business segment, and has accounted for it as a discontinued operation in this Form 10Q.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the nine months ended June 30, 2010 and 2009.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through January 25, 2011 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operates in two business segments, government contracting and contract manufacturing. Once the disposal of BT Manufacturing Company LLC is accomplished, the Company will no longer be operating a contract manufacturing segment.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at June 30, 2010 and 2009 is as follows:

	As of June 30,
	2010	2009
Finished goods	$26,318	$17,279
Work in process	369,749	274,147
Materials and supplies	2,332,735	2,465,149

Total inventory	$2,728,802	$2,756,575
Less inventory classified as held for sale	(1,319,573)	(1,389,113)

Total inventory of continuing operations	$1,409,229	$1,367,461

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

Property, plant and equipment are comprised of the following at June 30, 2010 and 2009

	As of June 30,
	2010	2009
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	315,764
Machinery and equipment	3,214,054	2,716,312
Furniture and fixtures	98,081	87,025
Leasehold improvements	234,489	—

	5,941,818	4,344,101
Less accumulated depreciation	(995,928)	(477,801)

Net Property, plant and equipment	4,945,890	3,866,300
Less property, plant and equipment classified as held for sale	(2,402,991)	(2,056,834)

Net Property, plant and equipment of continuing operations	$2,542,899	$1,809,466

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. .

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of BT Manufacturing Company LLC, our contract manufacturing segment as a discontinued operation. The application of ASC 205-20 is discussed in Note 5 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the nine months ended June 30, 2010 and 2009 were $27,504 and $3,741, respectively.

Shipping Costs

The Company includes shipping costs in cost of revenues.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2010, there were 2,500,000 shares that were dilutive but had no effect on loss per share.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management and evaluated for the potential effect on these consolidated financial statements.

Management does not believe any subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2009 through the date these financial statements were issued.

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

Pro forma results of operations for the nine months ended June 30, 2010 and 2009 as though this acquisition had taken place at October 1, 2008 for continuing operations are as follows:

	Nine Months Ended June 30,
	2010	2009
Revenues	$10,547,298	$15,133,491

Net loss	$(2,218,566)	$(347,549)

Net loss per share	$(0.032)	$(0.007)

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

5. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represents our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as held for sale at June 30, 2010 and 2009 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue	$581,812	$887,545	$1,371,077	$1,375,205
Cost of Sales	(371,597)	(720,451)	(1,086,610)	(1,182,533)

Gross profit	210,215	167,094	284,467	192,672
Operating expenses	(715,467)	(1,387,476)	(3,368,376)	(2,222,851)
Other income	6,015	66,875	54,451	72,828

Loss from operations	(499,237)	(1,153,507)	(3,029,458)	(1,957,351)
Loss on disposal of discontinued operations	(4,300,000)	—	(4,300,000)	—
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of tax	$(4,799,237)	$(1,153,507)	$(7,329,458)	$(1,957,351)

The loss on disposal of BT Manufacturing Company LLC has been estimated based on the premise that the sale of this business segment will be completed within one year as follows:

Estimated loss on disposal	$2,650,000
Provision for operating losses during phase-out period	1,650,000

$4,300,000

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30,
	2010	2009

Accounts receivable	$224,573	$665,843
Inventory	1,319,573	1,389,114
Other current assets	57,406	30,904

Total current assets held for sale	1,601,552	2,085,861
Property plant and equipment - net	2,402,991	2,056,834
Other assets	230,059	—

Total assets held for sale	$4,234,602	$4,142,695

Accounts payable and accrued expenses	$787,845	$235,435
Current portion of long-term debt	546,000	—
Provision for loss on disposal of business segment	4,300,000	—

Total current liabilities associated with assets held for sale	5,633,845	235,435
Long term debt, net of current portion	1,328,000	—

Total liabilities associated with assets held for sale	$6,961,845	$235,435

6. Investments

Investments represent various loans and investments in both private and public companies through Bulovatech Labs. Loans are reported at cost and equity investments are valued at fair value. Equity investments are primarily in technology development companies and are not held for resale.

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT). The Company still has effective control over the new investment in GRWT and as such recorded the transaction at the book value of the Bulovatech Labs at the time of the sale. Also, due to the limited market for the GRWT stock and the common control, management believes that the book value is the best estimate of fair value in GRWT stock. No adjustment has been made to changes in market value of the stock.

At June 30, 2010 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$—	$—	$—	$—
Level 2 Equity Investments	184,500	—	—	184,500
Level 2 Loans	1,582,355	—	—	1,582,355

	$1,766,855	$—	$—	$1,766,855

7. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of June 30, 2010 and 2009 are $1,127,056 and $2,988,292 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2010 and 2009 are $0 and $3,440,917 respectively.

Billing in Excess

	2010	2009

Total contract amount	$23,674,556	$26,794,334

Total estimated costs	20,090,239	22,779,479
Amount incurred to date	20,090,239	11,662,080

Percentage complete	100%	51%

Amount earned to date	23,674,556	13,742,722
Amount Received to date	23,674,556	17,183,639

Billing in excess of costs plus earning on uncompleted contracts	$—	$3,440,917

At June 30, 2010, the Company has included in accrued expenses an amount of approximately $6,100,000 relative to a contract performance dispute with the US Government. The Company has filed claims pursuant to this dispute to reduce or recover substantially all of the amount provided for in this accrual. There can be no assurance with respect to the outcome of this litigation.

8. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the nine months ended June 30, 2010 is $136,349. On June 25, 2010 the Company sold all of its interest in Bulovatech Labs and will no longer have license fee revenue.

9. Long Term Debt

Long term debt consisted of the following as of:

	June 30,
	2010	2009

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at June 30, 2010.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at June 30, 2010. Final payment is due on March 10, 2021.	602,000	658,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at June 30, 2010. Final payment is due on December 1, 2020.	869,307	924,623

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	64,701	68,837

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by all personal property of BT Manufacturing Company, LLC with carrying values of approximately $4,000,000 at December 31, 2009. Final balloon payment is due December 22, 2011.	1,874,000	—

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 net of debt discount of $256,438, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at June 30, 2010. Final payment is due July 31, 2010.	1,963,366	—

	6,198,374	2,476,460

Less current portion - continuing operations	(3,029,577)	(935,648)

Less current portion associated with assets held for sale	(546,000)	—

Less long term portion associated with assets held for sale	(1,328,000)	—

Long term debt, net	$1,294,797	$1,540,812

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2010 are as follows:

Period ended June 30,
2011	$3,575,577
2012	1,322,126
2013	125,448
2014	131,213
2015	137,455
Thereafter	906,555

$6,198,374

10. Income Taxes

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

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company's common stock. For income tax purposes this transaction has been treated as tax free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carryovers. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/10	9/30/2009

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	—	—
Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$—	$—

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

11. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate costs and performance on contracts, as well as accounting and general business practices of contractors. Based on the results of such audits, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. None of the Company’s contracts are currently the subject of any government audits.

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

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month. In December 2009, the Company bought out this lease canceling any future obligation under this lease from that point forward and recorded $1,272,451 in equipment and a lease termination cost of $400,000, which is included in selling, general and administrative expenses.

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

Total rent expense for the nine months ended June 30, 2010, was approximately $470,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2010 are as follows:

Period ended June 30
2011	$554,462
2012	530,913
2013	433,400
2014	433,400
2015	301,508
Thereafter	2,591,250

$4,844,933

12. Related Party Transactions

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011, and has not been renewed as of the date of this filing. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the nine months ended June 30, 2010 was $188,401.

The Company has received loans from the two (2) major shareholders totaling $4,613,092 and $4,294,589 as of June 30, 2010 and September 30, 2009 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of June 30, 2010.

13. Stockholders’ Equity

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

14. Subsequent Events

Subsequent to June 30, 2010, the Company issued additional shares of its common stock as follows:

August 2010 – 1,849,496 shares issued to various individuals

October 2010 –59,366,722 shares issued to various individuals

The Company declared a distribution of 141,272,127 shares of its 200,000,000 shares of Growth Technologies International, Inc. to the shareholders of record as of October 29, 2010

As of December 31, 2010, the Company has ceased all operations of BT Manufacturing Company LLC at its Melbourne, Florida location. The final outcome of this discontinued operation is still being negotiated as of the date of this filing.

15. Segment Information

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30, 2010 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing (Discontinued Segment)	Total
Revenue	$2,999,110	$581,812	$3,580,922
Cost of Sales	2,050,307	371,597	2,421,904

Gross profit	948,803	210,215	1,159,018
Selling, general and administrative expenses	431,354	496,006	927,360
Depreciation, amortization and interest expense	379,214	219,461	598,675

Income (loss) from operations	138,235	(505,252)	(367,017)

Other income (expense)	(360)	6,015	5,655

Net Income (loss)	$137,875	$(499,237)	$(361,362)

Total Assets	$4,743,624	$4,304,618	$9,048,242

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments			$3,580,922
Amount included in loss from discontinued operations			(581,812)
Unallocated amounts relating to corporate operations
License fee revenue			34,087

Total consolidated revenue			$3,033,197

Net loss

Total loss for reportable segments			$(361,362)
Amount included in loss from discontinued operations			499,237

Unallocated amounts relating to corporate operations
License fee revenue			34,087
Selling, general and administrative expenses			(606,440)
Depreciation, amortization and interest expense			(67,132)

Total consolidated net loss from continuing operations			$(501,610)

Assets

Total assets for reportable segments			$9,048,242

Corporate investments and other assets			1,819,120

Total consolidated assets			$10,867,362

(UNAUDITED)

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2010 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing (Discontinued Segment)	Total
Revenue	$10,410,949	$1,371,077	$11,782,026
Cost of Sales	7,899,898	1,086,610	8,986,508

Gross profit	2,511,051	284,467	2,795,518
Selling, general and administrative expenses	1,528,439	2844,533	4,372,972
Depreciation, amortization and interest expense	840,018	523,843	1,363,861

Income (loss) from operations	142,594	(3,083,909)	(2,941,315)

Other income (expense)	(966)	54,451	53,485

Net Income (loss)	$141,628	$(3,029,458)	$(2,887,830)

Total Assets	$4,743,624	$4,304,618	$9,048,242

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments			$11,782,026
Amount included in loss from discontinued operations			(1,371,077)
Unallocated amounts relating to corporate operations
License fee revenue			136,349

Total consolidated revenue			$10,547,298

Net loss

Total loss for reportable segments			$(2,887,830)
Amount included in loss from discontinued operations			3,029,458

Unallocated amounts relating to corporate operations
License fee revenue			136,349
Selling, general and administrative expenses			(2,288,895)
Depreciation, amortization and interest expense			(207,648)

Total consolidated net loss from continuing operations			$(2,218,566)

Assets

Total assets for reportable segments			$9,048,242

Corporate investments and other assets			1,819,120

Total consolidated assets			$10,867,362

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

1. Overview:

Since January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies Combat Systems LLC, The Contract Manufacturing segment produces cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as held for sale at June 30, 2010 and 2009 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

2. Results of operations:

Discontinued Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect an operational loss of $499,237 and an estimated loss on disposal of $4,300,000 for the three months ended June 30, 2010 as compared to an operational loss of $1,153,507 for the three months ended June 30, 2009,

For the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect an operational loss of $3,029,458 and an estimated loss on disposal of $4,300,000 for the nine months ended June 30, 2010 as compared to an operational loss of $1,957,351 for the nine months ended June 30, 2009,

Continuing Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The Company’s revenue for continuing operations for the three months ended June 30, 2010 of $3,033,197 is an increase of $585,571 when compared to the Company’s revenue for the three months ended June 30, 2009 of $2,447,626.

The Company’s cost of sales for continuing operations for the three months ended June 30, 2010 of $2,050,307 is an increase of $26,916 when compared to the Company’s cost of sales for the three months ended June 30, 2009 of $2,023,391.

The Company’s gross profit for continuing operations for the three months ended June 30, 2010 of $982,890 is an increase of $558,655 when compared to the Company’s gross profit for the three months ended June 30, 2009 of $424,235.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended June 30, 2010 of $1,484,140 is an increase of $361,412 when compared to the same expenses of $1,122,728 for the three months ended June 30, 2009.

The Company’s net loss for continuing operations for the three months ended June 30, 2010 of $501,610 is a decrease of $197,632 when compared to the Company’s net loss for the three months ended June 30, 2009 of $699,242.

For the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

The Company’s revenue for continuing operations for the nine months ended June 30, 2010 of $10,547,298 is a decrease of $4,154,258 when compared to the Company’s revenue for the nine months ended June 30, 2009 of $14,701,556.

The Company’s cost of sales for continuing operations for the nine months ended June 30, 2010 of $7,899,898 is a decrease of $4,581,947 when compared to the Company’s cost of sales for the nine months ended June 30, 2009 of $12,481,845.

The Company’s gross profit for continuing operations for the nine months ended June 30, 2010 of $2,647,400 is an increase of $427,689 when compared to the Company’s gross profit for the nine months ended June 30, 2009 of $2,219,711.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the nine months ended June 30, 2010 of $4,431,500 is an increase of $2,091,177 when compared to the same expenses of $2,340,323 for the nine months ended June 30, 2009.

The Company’s Stock based compensation for continuing operations for the nine months ended June 30, 2010 of $433,500 is an increase of $433,500 when compared to the nine months ended June 30, 2009, as the Company did not have any stock based compensation for that period.

The Company’s net loss for continuing operations for the nine months ended June 30, 2010 of $2,218,566 is an increase of $2,096,970 when compared to the Company’s net loss for the nine months ended June 30, 2009 of $121,596.

3. Liquidity and capital resources:

As of June 30, 2010, the Company’s sources of liquidity were new debt and loans from shareholders.

As of June 30, 20110, we had $293,407 in cash and cash equivalents.

Cash flows used in operating activities was $1,653,342 for the nine months ended June 30, 2010. Continuing operations provided cash flows of $73,166, while discontinued operations used $1,726,508.

Cash flows used in investing activities was $561,028 for the nine months ended June 30, 2010. Continuing operations used $303,971, which consisted of $42,853 of cash disposed of with the sale of Buovatech Labs, $256,545 of investments through Bulovatech Labs prior to its disposal, and acquisitions of property, plant and equipment of $4,573. Discontinued operations used $257,057.

Cash flows from financing activities were $2,438,482 for the nine months ended June 30, 2010. Cash flows provided by continuing operations in the amount of $2,236,933 consisted primarily of new debt in the amount of $2,000,000 and increased loans from shareholders in the amount of $325,118. Discontinued operations provided $201,549.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

DATED: January 25, 2011