Form 10-K
period 2010-09-30
Bulova Technologies Group, Inc.
filed 2011-01-27
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 7, 2011, the aggregate market value of the voting stock held by non-affiliates of the Company was $3,640,148, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of January 7, 2011, the Company had 141,269,127 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

		Page

PART I

Item 1.	Business	3
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 8.	Consolidated Financial Statements	10
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	34

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	34
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions and Director Independence	36
Item 14.	Principal Accountant Fees and Services	37

PART IV

Item 15.	Exhibits and Financial Statement Schedules	38

	Signatures	38

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 100,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of this business segment, and has accounted for it as a discontinued operation in this Form 10K.

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

Bulova Technologies Combat Systems LLC – located in the Company’s corporate headquarters in Clearwater, Florida, Combat Systems was formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. Bulova Technologies Combat Systems LLC functions as a broker to facilitate the movement of military articles across friendly borders to support soldiers throughout the world

Bulovatech Labs, Inc., located in Clearwater, Florida was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

Segments

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate costs and performance on contracts, as well as accounting and general business practices for contractors. Based on the results of such audits, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

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

With our January 1 2009 acquisition of 3Si Holdings, Inc., we assumed a certain amount of indebtedness associated with the business operations acquired. At September 30, 2010, we had approximately $4.3 million in aggregate principal amount of outstanding debt related to continuing operations.

In addition, at September 30, 2010, we had approximately $4.3 million of indebtedness to shareholders under revolving credit facilities with our Chairman and Chief Executive Officer.

In the future, we may need to increase our borrowings, subject to limitations imposed on us by our debt agreements. Further discussion concerning the scheduled maturity of our outstanding debt, is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

At September 30, 2010 the Company operated corporate and administrative offices in two leased facilities, one in Clearwater, Florida, approximating 2,400 square feet, and the other in Brandon, Florida, approximating 5,000 square feet.

The Company temporarily operated its contract manufacturing business segment in a 100,000 square facility located in Melbourne, Florida through November of 2009, at which time the operation was relocated to a new location of approximately 35,000 square feet. Once the disposal of the business segment operated at this facility is accomplished, the Company will no longer operate this space.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended September 30, 2010 no matters were presented to our shareholders for approval.

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

Quarter Ending	High	Low

December 31, 2008	$3.30	$0.15
March 31, 2009	3.30	0.15
June 30, 2009	2.75	1.00
September 30, 2009	1.50	0.30

December 31, 2009	$0.70	$0.09
March 31, 2010	0.25	0.06
June 30, 2010	0.20	0.06
September 30, 2010	0.25	0.05

The closing bid price of our Common Stock on January 6, 2011, was $.06

As of January 6, 2011, there were approximately 1,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2011.

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

Overview:

Bulova Technologies Group, Inc. currently operates in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies Combat Systems LLC, The Contract Manufacturing segment produces cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June 2010, the Company determined to dispose of this business segment, and has accounted for it as a discontinued operation in this 10K.

Strategic Restructuring Accomplished

Over the course of this past two years, the Company has accomplished some very significant milestones in restructuring the Company to focus on its core competencies. With the acquisition of 3Si Holdings, Inc., and the assets and operations associated with it, the Company has brought in as our Chief Executive Officer, Stephen L Gurba. Mr. Gurba’s 30 plus years of experience in defense contracting as outlined in Item 10 of this report provide the basis for our focus on that industry.

Our first issue was to bring the Company current with its filings with the Securities and Exchange Commission. This was a larger task than anticipated and involved curing delinquencies as far back as the form 10K for the year ended June 30, 2006. Since March of 2010, the Company has had its books and records audited by an independent Certified Public Accounting firm for each fiscal year ended June 30th through June of 2008, its transitional period of changing its fiscal year to September 30, 2008 and its fiscal years ended September 30, 2009 and 2010. Concurrently with accomplishing the audit of its financial statements, the Company filed its delinquent reports encompassing thirteen (13) forms 10Q and five (5) forms 10K (including this one). With the filing of this 10K, the Company is now current.

In the course of bringing the financial reporting to its now current status, the Company also determined to eliminate those operations outside of defense contracting, and took actions to eliminate Bulovatech Labs and BT Manufacturing LLC. Both of these entities proved to be financial drains to the Company either through the usage of funds for investment or operational losses.

•	Our ownership interest in Bulovatech Labs has been exchanged for a passive interest in Growth Technologies International.

•

The operations of BT Manufacturing Company LLC have ceased as of December 31, 2010, and the accounting treatment for discontinued operations allowed us to take the anticipated losses from this discontinuance in our current fiscal year, although the ultimate termination of this business segment will probably carry into the second quarter of our fiscal year ended September 30, 2011.

This strategic restructuring of our Company will provide us a controlled environment to focus our operations on profitability and cost containment. We have consolidated our administrative support to our Clearwater headquarters, and have closely evaluated our operating expenses for any excesses. The Company is optimistic that this restructuring has set the stage for growth.

Business Outlook

The Company was awarded in December of 2010 a new Non Standard Ammunition contract which over a five year period could add up to $300,000,000 to our backlog of work. The chart below summarizes our current backlog with the remaining contract term, a brief description and the estimated future value of these contracts. These contracts have been awarded to Bulova:

Existing Backlog - Awarded Contracts
Term	Description	Future Value

4 years	2 Simulator Contracts	$48,000,000
1.5 years	JAU-22	2,714,000
2 years	M142 Firing Device	2,400,000
5 years	Non-Std Ammo	300,000,000
5 years	M795	5,000,000

		$358,114,000

In addition to the work currently on the books, we also have bids pending award over the next 90 days. The pending backlogs that will result from receipt of these awards represent a potential value of approximately $255,000,000 over a period of 5 years. These awards represent contracts for Simulators, Two Mortar Contracts and an Artillery Contract.

In addition to the contract opportunities currently pending, the Company stays current with contract bid prospects, and continues to solicit additional work. Assuming we were to receive the award for the Simulators, Bulova would be servicing all of the US Government simulator production needs. The simulator demands of the Government are not contingent upon military conflicts as they are utilized in training operations that continue in times of peace as well. This is a solid core to our business and we have 261 acres in Mayo, Florida, that afford us the expansion capability for any demand the government may have in this regard.

Bulova Technologies (Europe)

During the fourth calendar quarter of 2010, the Company introduced a pilot project to European member countries of NATO (North Atlantic Treaty Organization). NATO is a military alliance that consists of 28 member states, 2 from North America and 26 from Europe. The North American member states are Canada and the United States. The European member states are Albania, Belgium, Bulgaria, Croatia, Czech Republic, Denmark, Estonia, France, Germany, Greece, Hungary, Iceland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Turkey and the United Kingdom. The headquarters of NATO is in Belgium. The Company introduced this project through NAMSA (NATO Ammunition Maintenance and Supply Agency). NAMSA was established in 1958 as NATO’s principal logistics support management agency. NAMSA’s main task is to assist NATO nations by organizing common procurement and supply of spare parts and arranging maintenance and repair services necessary for the support of various weapon systems in their inventories.

The United States Department of State, Directorate of Defense Trade Controls issued brokering activities approval for Bulova to hold initial meetings with NAMSA and its member nations. The project introduced through a meeting at the headquarters of NAMSA in Luxembourg, by our Chief Executive Officer, Stephen Gurba, is an exchange program to solve a very large inventory of expired stockpiles of hazardous Mortar Shells requiring storage, security and management by NATO member countries that have gone beyond their established shelf life for use. Our program provides a solution that would in effect refurbish this outdated inventory to a new shelf life of 20 years as prescribed by NATO standards at a substantial savings. Various countries have followed up with us expressing a strong interest in this project.

As this “Exchange Program” develops, we anticipate opening an office in Europe, in close proximity to NATO and / or NAMSA headquarters. They have requested us to establish a physical presence to facilitate close communication with NAMSA, as this program will be funneled through it.

Although the inventory of Mortars is uncertain, through discussions with our Chief Executive Officer, it appears that the inventory across all of the 26 member nations could exceed 30 million units, and this project if completed could generate significant revenue for the Company.

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

Results of operations :

Discontinued Operations

For the year ended September 30, 2010 compared to the year ended September 30, 2009.

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect an operational loss of $3,621,754 and an estimated loss on disposal of $3,550,000 for the year ended September 30, 2010 as compared to an operational loss of $3,422,066 for the year ended September 30, 2009

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2010 of $11,669,862 is a decrease of $7,494,207 when compared to the revenue for the year ended September 30, 2009 of $19,164,069. The revenue in the prior fiscal year included the bulk of a large weapons contract.

Cost of revenues for continuing operations for the year ended September 30, 2010 of $8,576,134 is a decrease of $7,379,774 when compared to the cost of revenues for the year ended September 30, 2009 of $15,955,908.

Gross profit for continuing operations for the year ended September 30, 2010 of $3,093,728 is a decrease of $114,433 when compared to the gross profit for the year ended September 30, 2009 of $3,208,161.

Selling and administrative expenses for continuing operations for the year ended September 30, 2010 of $4,403,871 is an increase of $1,054,433 when compared to selling and administrative expense for the year ended September 30, 2009 of $3,349,438.

Stock based compensation for continuing operations for the year ended September 30, 2010 of $584,046 is an increase of $584,046,when compared to stock based compensation for the year ended September 30, 2009, as the Company did not have any stock based compensation for that period.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2010 of $625,729 is an increase of $507,212 when compared to depreciation and amortization for the year ended September 30, 2007 of $118,517. The increase relates primarily to amortization of loan costs of approximately $462,000 associated with new debt incurred during the current fiscal year

Interest expense for continuing operations for the year ended September 30, 2010 of $731,908 is an increase of $578,054 when compared to interest expense for the year ended September 30, 2009 of $153,854 and is due to increased debt incurred during the current fiscal year.

The Company’s net loss from continuing operations for the year ended September 30, 2010 of $3,251,885 is an increase of $2,844,668 when compared to the net loss for the year ended September 30, 2009 of $407,217.

Liquidity and capital resources:

As of September 30, 2010, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2010, we had $12,605 in cash and cash equivalents.

Cash flows used in operating activities was $1,947,542 for the year ended September 30, 2010. Continuing operations used cash flows of $230,671, while discontinued operations used $1,716,871.

Cash flows used in investing activities was $561,028 for the year ended September 30, 2010. Continuing operations used cash flows of $303,971 which consisted of $42,853 of cash disposed of with the sale of Bulovatech Labs, $256,545 of investments through Bulovatech Labs prior to its disposal, and acquisitions of property, plant and equipment of $4,573. Discontinued operations used $257,057.

Cash flows from financing activities were $2,451,880 for the year ended September 30, 2010. Cash flows provided by continuing operations in the amount of $2,292,331 consisted primarily of new debt in the amount of $2,000,000 and increased loans from shareholders in the amount of $404,126. Discontinued operations provided $159,549.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2010, the Company had net operating loss carry forwards (NOLs) of approximately $9.8 million for federal income tax purposes that will begin to expire between the years of 2020 and 2030. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL 33760

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bulova Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA
Clearwater, Florida

January 27, 2011

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

ASSETS

Cash and cash equivalents	$12,605	$69,295
Accounts receivable	451,793	513,700
Contract claim receivable	—	—
Inventory	1,240,031	1,304,789
Other current assets	—	10,460
Current assets held for sale	1,305,707	1,992,441

Total Current Assets	3,010,136	3,890,685

Property, plant and equipment	2,501,704	2,661,685
Investments	1,766,855	2,058,385
Other assets	548,748	549,839
Non-current assets held for sale	2,594,707	1,265,144

	$10,422,150	$10,425,738

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$231,365	$107,873
Accrued expenses	6,451,243	1,958,767
Advance payments and billings in excess of cost	1,451,287	4,327,946
Current portion of long term debt	2,941,376	1,361,749
Current liabilities associated with assets held for sale	5,277,590	437,386

Total current liabilities	16,352,861	8,193,721

Deferred revenue	—	540,531
Shareholder loans and accrued interest	4,409,469	4,294,589
Long term debt, net of current portion–	1,396,022	1,512,444
Non-current liabilities associated with assets held for sale	1,160,000	—

	23,318,352	14,541,285

Commitments and contingencies	—	—

Shareholders’ deficit
Common stock, $.001 par; authorized 150,000,000 shares, 81,902,405 and 72,355,910 issued and 81,902,405 and 72,352,910 outstanding at September 30, 2010 and 2009	81,902	72,355
Additional paid in Capital in excess of par	8,002,412	6,407,159
Retained earnings (deficit)	(20,980,516)	(10,556,877)
Treasury stock at cost – 3,000 shares	—	(38,184)

	(12,896,202)	(4,115,547)

	$10,422,150	$10,425,738

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009

Revenues	$11,669,862	$19,164,069
Cost of revenues	8,576,134	15,955,908

Gross profit	3,093,728	3,208,161

Selling and administrative expenses	4,403,871	3,349,438
Stock based compensation	584,046	—
Depreciation and amortization expense	625,729	118,517
Interest expense	731,908	153,854

Total expenses	6,345,554	3,621,809

Loss from operations	(3,251,826)	(413,648)

Other income (expense)
Other income (expense)	(59)	6,431

Loss from continuing operations before income taxes	(3,251,885)	(407,217)

Income tax expense	—	—

Loss from continuing operations	(3,251,885)	(407,217)
Loss from discontinued operations, net of tax	(7,171,754)	(3,422,066)

Net loss	$(10,423,639)	$(3,829,283)

Basic and diluted net loss per common share
Loss from continuing operations	$(.041)	$(007)
Loss from discontinued operations	(.091)	(.061)

Net loss	$(.132)	$(.068)

Weighted average common shares, basic and diluted	78,530,187	55,927,339

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(10,423,639)	$(3,829,283)
Loss from discontinued operations	7,171,754	3,422,066

Loss from continuing operations	(3,251,885)	(407,2176)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	625,729	59,161
Recognition of deferred revenue	(136,349)	(21,913)
Stock based compensation	584,046	2,000
Changes in operating assets and liabilities
Accounts receivable	61,907	(530,178)
Inventory	64,758	1,785,694
Prepaid expenses and other assets	81,814	(520,081)
Accounts payable and accrued expenses	4,615,968	(1,115,497)
Advance payments and billings in excess of costs	(2,876,659)	3,228,612

Net cash flows from operating activities – continuing operations	(230,671)	2,766,202
Net cash flows from operating activities – discontinued operations	(1,716,871)	(3,584,531)

Net cash flows from operating activities	(1,947,542)	(818,329)

Cash flows from investing activities:
Cash acquired in business acquisition	—	21,662
Cash disposed of in business disposition	(42,853)	—
Investments in multiple companies	(256,545)	(694,011)
Purchase of property and equipment	(4,573)	(50,829)

Net cash flows from investing activities – continuing operations	(303,971)	(723,178)
Net cash flows from investing activities – discontinued operations	(257,057)	(75,399

Net cash flows from investing activities	(561,028)	(798,577)

Cash flows from financing activities
Shareholder advances	404,126	1,856,443
Increases in long term debt	2,000,000	—
Repayments of long term debt	(111,795)	(49,827)

Net cash flows from financing activities – continuing operations	2,292,331	1,806,616
Net cash flows from financing activities – discontinued operations	159,549	—

Net cash flows from financing activities	2,451,880	1,806,616

Increase (decrease) in cash and cash equivalents	(56,690)	189,710
Cash and cash equivalents, beginning	69,295	—

Cash and cash equivalents, ending	$12,605	$189,710

Cash paid for interest	$550,161	$108,254

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	November 4, 2008, the Company issued 14,000,000 shares of common stock to pay down the amount of loan payable – related party – eSPG, reducing the remaining balance to $24,375

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

•	July 13, 2009, the Company issued 2,000,000 shares of common stock to pay off the remaining amount of loan payable – related party – eSPG in the amount of $24,375

•	October 16, 2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	January 20, 2010, the Company issued 2,000,000 shares to securitize debt and recorded it as stock based compensation

•	February 8, 2010, the Company issued 850,000 shares to various individuals as stock based compensation

•	June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

•	During the month of August 2010 – the Company issued 1,849,496 shares to various individuals as stock based compensation

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total

Balances, September 30, 2008 – as previously stated - par $.01	95,326,943	953,269	5,617,509	(6,727,594)	(38,184)	(195,000)

Adjustment to reflect reverse split of 1 for 15 common shares	(88,971,033)	(889,710)	889,710			—

Adjustment to reflect change in par value from $.01 to $.001		(57,204)	57,204			—

Balances, September 30, 2008 – as restated - par $.001	6,355,910	6,355	6,564,423	(6,727,594)	(38,184)	(195,000)

Issuance of shares for reduction of related party debt	14,000,000	14,000	156,625			170,625

Issuance of shares to acquire 3Si Holdings, Inc.	40,000,000	40,000	(40,000)			—

Deficit equity acquired with the acquisition of 3Si Holdings, Inc.			(288,264)			(288,264)

Issuance of shares in satisfaction of warrant obligation	8,000,000	8,000	(8,000)			—

Issuance of shares for securitization	2,000,000	2,000				2,000

Issuance of shares for reduction of related party debt	2,000,000	2,000	22,375			24,375

Net loss for the year ended September 30, 2009				(3,829,283)		(3,829,283)

Balances, September 30, 2009	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)

Issuance of shares to acquire Cybercare	249,999	250	102,250			102,500

Issuance of shares in satisfaction of debt	2,100,000	2,100	422,900			425,000

Issuance of shares for securitization of debt	2,500,000	2,500	272,500			275,000

Issuance of warrants associated with new debt			256,438			256,438

Issuance of shares for securitization of debt	2,000,000	2,000	338,000			340,000

Issuance of shares as stock based compensation	850,000	850	92,650			93,500

Issuance of shares as stock based compensation	1,849,496	1,850	148,696			150,546

Cancellation of treasury shares	(3,000)	(3)	(38,181)		38,184	—

Net loss for the year ended September 30, 2010				(10,423,639)		(10,423,639)

Balances, September 30, 2010	81,902,405	81,902	8,002,412	(20,980,516)	—	(12,896,202)

See notes to consolidated financial statements.

1.	Description of business:

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

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2010 and 2009. The results of operations for the acquired company and subsidiaries have been included from the date of acquisition, January 1, 2009 forward. All material intercompany transactions have been eliminated.

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 35,000 square foot facility, assembles a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactures cable assemblies and complete systems and offers value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of this business segment, and has accounted for it as a discontinued operation in this Form 10K.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and 2009, and the results of operations and cash flows for the years ended September 30, 2010 and 2009.

Subsequent Events

The Company has evaluated subsequent events through January 26, 2011 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale. The breakdown of inventory at September 30, 2010 and 2009 is as follows:

	As of September 30,
	2010	2009
Finished goods	$14,733	$18,760

Work in process	106,119	295,952

Materials and supplies	2,153,992	2,303,105

Total inventory	2,274,844	2,617,817

Less inventory classified as held for sale	(1,034,813)	(1,313,028)

Total inventory of continuing operations	$1,240,031	$1,304,789

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

Property, plant and equipment are comprised of the following at September 30, 2010 and 2009

	As of September 30,
	2010	2009
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	3,214,054	1,919,035
Funiture and fixtures	98,081	93,507
Leasehold improvements	234,489	—

	5,941,818	4,407,736
Less accumulated depreciation	(1,037,123)	(480,907)

Net property, plant and equipment	4,904,695	3,926,829
Less property, plant and equipment classified as held for sale	(2,402,991)	(1,265,144)

Net property, plant and equipment of continuing operations	$2,501,704	$2,661,685

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

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the nine months ended September 30, 2010 and 2009 were $29,904 and $21,109, respectively.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2010, there were 2,500,000 shares that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2010 through the date these financial statements were issued.

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

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Pro forma results of operations for the year ended September 30, 2010 and 2009 as though this acquisition had taken place at October 1, 2008 for continuing operations are as follows:

	September 30,
	2010	2009

Revenues	$11,669,862	$19,596,004

Net loss	$(3,251,885)	$(633,170)

Net loss per share	$(0.04)	$(0.07)

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

5. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represents our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as held for sale at September 30, 2010 and 2009 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Summarized operating results for discontinued operations is as follows:

	Year Ended September 30,
	2010	2009

Revenue	$1,932,807	$2,333,473
Cost of Sales	(1,734,195)	(1,865,962)

Gross profit	198,612	467,511
Operating expenses	(3,892,724)	(3,968,944)
Other income	72,358	79,367

Loss from operations	(3,621,754)	(3,422,066)
Loss on disposal of discontinued operations	(3,550,000)	—
Income tax benefit	—	—

Loss from discontinued operations, net of tax	$(7,171,754)	$(3,422,066)

The loss on disposal of BT Manufacturing Company LLC has been estimated based on the premise that the sale of this business segment will be completed within one year as follows:

Estimated loss on disposal	$2,650,000
Provision for operating losses during phase-out period	900,000

$3,550,000

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	September 30,
	2010	2009
Accounts receivable	$232,630	$633,621
Inventory	1,034,813	1,313,028
Other current assets	38,264	45,792

Total current assets held for sale	1,305,707	1,992,441
Property plant and equipment - net	2,402,991	1,265,144
Other assets	191,716	—

Total assets held for sale	$3,900,414	$3,257,585

Accounts payable and accrued expenses	$1,055,590	$437,386
Current portion of long-term debt	672,000	—
Provision for loss on disposal of business segment	3,550,000	—

Total current liabilities associated with assets held for sale	5,277,590	437,386
Long term debt, net of current portion	1,160,000	—

Total liabilities associated with assets held for sale	$6,437,590	$437,386

6. Investments

Investments represent various loans and investments in both private and public companies through Bulovatech Labs. Loans are reported at cost and equity investments are valued at fair value. Equity investments are primarily in technology development companies and are not held for resale.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

At September 30, 2010 the cost and fair values of the investments were as follows:

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

7. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of September 30, 2010 and 2009 are $1,451,287 and $1,487,637 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts - The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. Billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of September 30, 2010 and 2009 are $0 and $2,840,309 respectively.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Billing in Excess

	September 30,
	2010	2009

Total contract amount	$23,674,556	$23,674,556

Total estimated costs	20,090,239	20,090,239
Amount incurred to date	20,090,239	14,440,539

Percentage complete	100%	72%

Amount earned to date	23,674,556	17,016,888
Amount Received to date	23,674,556	19,857,197

Billing in excess of costs plus earning on uncompleted contracts	$—	$2,840,309

At September 30, 2010, the Company has included in accrued expenses an amount of approximately $6,100,000 relative to a contract performance dispute with the US Government. The Company has filed claims pursuant to this dispute to reduce or recover substantially all of the amount provided for in this accrual. There can be no assurance with respect to the outcome of this litigation.

8. Deferred Revenue

Deferred revenue represents the unamortized portion of the fair value of the stock received for license rights to technology owned by Bulovatech Labs. The license fee is being amortized on a straight line basis over the initial term of the license agreement, of 3 years. The revenue recognized for the year ended September 30, 2010 is $136,349. On June 25, 2010 the Company sold all of its interest in Bulovatech Labs and will no longer have license fee revenue.

9. Long Term Debt

Long term debt consisted of the following as of:

	September 30,
	2009	2010

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2010.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2010. Final payment is due on March 10, 2021.	588,000	644,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2010. Final payment is due on December 1, 2020.	860,365	912,279

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	64,032	67,914

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by all personal property of BT Manufacturing Company, LLC with carrying values of approximately $4,000,000 at December 31, 2009. Final balloon payment is due December 22, 2011.	1,832,000	—

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 net of debt discount of $256,438, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at September 30, 2010. Final payment is due July 31, 2010.	2,000,000	—

	6,169,398	2,874,193

Less current portion pertaining to continuing operations	(2,941,376)	(1,361,749)

Less current portion associated with assets held for sale	(672,000)	—

Less long term portion associated with assets held for sale	(1,160,000)	—

Long term debt, net	$1,396,022	$1,512,444

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2010 are as follows:

Period ended September 30,

2011	$3,613,376

2012	1,281,387

2013	126,814

2014	132,691

2015	139,057

Thereafter	876,073

$6,169,398

The company has not complied with various covenants related to the debt shown above including maintaining required levels of working capital and net income. However, none of the lenders have exercised their right to declare these notes in default as of the date of these financial statements.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company’s common stock. For income tax purposes this transaction has been treated as a tax free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carry overs. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

The income tax provision consists of the following for the years ending September 30 2010 and 2009:

	9/30/2010	9/30/2009
Current
Federal	$—	$—
State	—	—

	$—	$—

Deferred - Continuing Operations
Federal	$—	$—
State	—	—

	$—	$—

Deferred - Discontinued Operations
Federal	$—	$—
State	—	—

	$—	$—

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2008 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax asset attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2010 the Company had federal net operating loss carry forwards of approximately $9,832,000 and Florida net operating loss carry forwards of approximately $9,631,000. The federal net operating loss carry forwards will expire in 2020 through 2030 and state net operating loss carry forwards that will expire in 2028 through 2030.

The components of deferred tax assets and liabilities as of September 30, 2010 are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carry forwards	$—	$3,699,868

Property & Equipment	—	(98,056)
Accrued Comp	200,192	—
Accrued Interest	101,958	—
Accrued Marketing Fee	33,682	—

Share based Compensation	—	430,505

Estimated Loss - Segment Disposal	1,335,865	—

	1,671,697	4,032,317

Valuation Allowance	(1,671,697)	(4,032,317)

Net Deferred Tax Asset	$—	$—

Deferred tax (liabilities):
	—	—

Net Deferred Tax Liability	—	—

Net deferred tax asset (liability)	$—	$—

The change in the valuation allowance is as follow:

September 30, 2009	$1,781,596
September 30, 2010	5,704,014

Increase in valuation allowance	$3,922,418

The company increased the valuation allowance by approximately $3,922,000 in the period ending September 30 2010. The valuation allowance was increased to offset the current year net operating loss and other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2010	9/30/2009

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	—	—
Valuation Allowance	(37.63%)	(37.63%)

Effective Income Tax Rate	—	—

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2010, the tax returns for the Company for the years ending 2008 through 2010 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

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

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Total rent expense for the nine months ended June 30, 2010, was approximately $608,506.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2010 are as follows:

Period ended September 30

2011	$554,462

2012	500,648

2013	433,400

2014	433,400

2015	244,983

Thereafter	2,539,425

$4,706,318

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011, and has not been renewed as of the date of this filing. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the year ended September 30, 2010 was $350,339.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The Company has received loans from the two (2) major shareholders totaling $4,409,469 and $4,294,589 as of September 30, 2010 and 2009 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of September 30, 2010.

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

On December 16, 2009 the Company authorized the issuance of 2,500,000 shares to securitize its new debt with Sovereign Bank.

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

14. Subsequent Events

Subsequent to September 30, 2010, the Company issued additional shares of its common stock as follows:

October 2010 –59,366,722 shares issued to various individuals

The Company declared a distribution of 141,272,127 shares of its 200,000,000 shares of Growth Technologies International, Inc. to the shareholders of record as of October 29, 2010

As of December 31, 2010, the Company has ceased all operations of BT Manufacturing Company LLC at its Melbourne, Florida location. The final outcome of this discontinued operation is still being negotiated as of the date of this filing. The assets at this location have been seized by the landlord and are currently being used by the prospective buyer in carrying on the business at this location. Pending finalizations of the sale, the prospective buyer and the landlord have agreed not to sell, dispose, pledge, assign, transfer or otherwise convey control or title over any of BT’s assets wherever located.

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE YEAR ENDED SEPTEMBER 30, 2010 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing (Discontinued Segment)	Total
Revenue	$11,533,513	$1,932,807	$13,466,320
Cost of Sales	8,576,134	1,734,195	10,310,329

Gross profit	2,957,379	198,612	3,155,991
Selling, general and administrative expenses	1,881,748	3,305,308	5,187,056
Depreciation, amortization and interest expense	1,084,123	587,416	1,671,539

Income (loss) from operations	(8,492)	(3,694,112)	(3,702,604)

Other income (expense)	(59)	72,358	72,299
Loss on disposal of business segment		(3,550,000)	(3,550,000)

Net Income (loss)	$(8,551)	$(7,171,754)	$(7,180,305)

Total Assets	$4,651,147	$3,900,414	$8,551,561

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Revenue

Total revenues for reportable segments	$13,466,320
Amount included in loss from discontinued operations	(1,932,807)
Unallocated amounts relating to corporate operations
License fee revenue	136,349

Total consolidated revenue	$11,669,862

Net loss

Total loss for reportable segments	$(7,180,305)

Unallocated amounts relating to corporate operations
License fee revenue	136,349
Selling, general and administrative expenses	(3,106,169)
Depreciation, amortization and interest expense	(273,514)

Total consolidated net loss	$(10,423,639)

Assets

Total assets for reportable segment – continuing operations	$4,651,147
Total assets for reportable segment – discontinued operation	3,900,414
Corporate investments and other assets	1,870,589

Total consolidated assets	$10,422,150

BULOVA TECHNOLOGIES GROUP, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

SEGMENT INFORMATION FOR THE YEAR ENDED SEPTEMBER 30, 2009 IS AS FOLLOWS:

	Government Contracting	Contract Manufacturing (Discontinued Segment)	Total
Revenue	$19,091,025	$2,333,473	$21,424,498
Cost of Sales	15,955,909	1,865,962	17,821,871

Gross profit	3,135,116	467,511	3,602,627
Selling, general and administrative expenses	1,878,577	3,751,286	4,809,863
Depreciation and interest expense	182,663	217,658	400,321

Income (loss) from operations	1,073,876	(3,501,433)	(2,427,557)

Other income (expense)	6,431	79,367	85,798

Net Income (loss)	$1,080,307	$(3,422,066)	$(2,341,759)

Total Assets	$4,996,360	$3,257,585	$8,253,945

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments	$21,424,498
Amount included in loss from discontinued operations	(2,333,473)
Unallocated amounts relating to corporate operations
License fee revenue	73,044

Total consolidated revenue	$19,164,069

Net loss

Total loss for reportable segments	$(2,341,759)

Unallocated amounts relating to corporate operations
License fee revenue	73,044
Selling, general and administrative expenses	(1,470,861)
Depreciation and interest expense	(89,707)

Total consolidated net loss	$(3,829,283)

Assets

Total assets for reportable segment – continuing operations	$4,996,360
Total assets for reportable segment – discontinued operations	3,257,585
Corporate investments and other assets	2,171,793

Total consolidated assets	$10,425,738

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows:

Name	Age	Office Held
John D. Stanton	63	Chairman of the Board and Principal Financial Officer

Stephen L. Gurba	55	Chief Executive Officer and President

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

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

John D. Stanton, Chairman of the Board and Principal Financial Officer (1)	2009	$180,000	$—	$—	$—	$—	$—	$—	$180,000
	2010	$240,000	$—	$—	$—	$—	$—	$—	$240,000

Stephen L. Gurba, Chief Executive Officer and President	2009	$252,000	$—	$—	$—	$—	$—	$—	$252,000
	2010	$367,362	$—	$340,000	$—	$—	$—	$—	$707,362

		$1,039,362	$—	$340,000	$—	$—	$—	$—	$1,379,362

(1)	– Mr. Stanton’s compensation is accrued at $20,000 per month; none of the compensation for 2010 and 2009 has been paid.

The following table summarizes that the Company does not have any Outstanding Equity Awards at fiscal year ended September 30, 2010

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John D. Stanton	—	—	—	$—	—	—	$—	—	—

Stephen L. Gurba	—	—	—	$—	—	—	$—	—	—

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

John D. Stanton	$—	—	—	—	$—	$—	$—

Stephen L. Gurba	$—	—	—	—	$—	$—	$—

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 81,902,405 shares of common stock outstanding on September 30, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	John D. Stanton 19337 US Hwy 19, Suite 525. Clearwater, Fl 33764	17,600,000	(1)	21.49%

Common Stock	Stephen L. and Evelyn Gurba 19337 US Hwy 19, Suite 525 Clearwater, Fl 33764	18,000,000	(2)	21.98%

(1)	Includes 1,000,000 shares in the name of Mr. Stanton’s minor children
(2)	Includes 4,000,000 shares issued in the name of Stephen L and Evelyn Gurba, but being held as security for a loan.

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

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the years ended September 30, 2010 and 2009 were $461,341 and $856,715.

The Company has received loans from the two (2) major shareholders in the amount of $4,409,469 and $4,294,589 as of September 30, 2010 and 2009, respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of September 30, 2010.

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

2010	$56,880
2009	$119,726

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, CPA, PA; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$—
2009	$—

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$—
2009	$—

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$—
2009	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)	The consolidated financial statements are included in Item 8.

(b) Exhibits:

10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*)

31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, INC.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: January 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba Stephen L. Gurba	January 27, 2011
Principal Executive Officer

/s/ John D. Stanton	January 27, 2011
John D. Stanton
Principal Financial Officer