Form 10-Q
period 2010-12-31
Bulova Technologies Group, Inc.
filed 2011-02-22
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 17, 2011, the Company had 146,699,127 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30, 2010
ASSETS

Cash and equivalents	$39,249	$12,605
Accounts receivable	576,837	451,793
Contract claim receivable	—	—
Inventory	1,006,999	1,240,031
Other current assets	219,368	—
Current assets held for sale	882,410	1,305,707

Total current assets	2,724,863	3,010,136

Property, plant and equipment	2,460,508	2,501,704
Investments	1,791,855	1,766,855
Other assets	522,920	548,748
Non-current assets held for sale	2,612,778	2,594,707

	$10,112,924	$10,422,150

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$71,133	$231,365
Accrued expenses	6,564,086	6,451,243
Advance payments and billings in excess of cost	1,287,721	1,451,287
Current portion of long term debt	3,483,234	2,941,376
Current liabilities associated with assets held for sale	4,886,912	5,277,590

Total current liabilities	16,293,086	16,352,861

Shareholder loans and accrued interest	4,068,954	4,409,469
Long term debt, net of current portion	1.363,892	1,396,022
Non-current liabilities associated with assets held for sale	1.034.000	1,160,000

	22,759,932	23,318,352

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 150,000,000 shares; 141,269,127 and 81,902,405 issued and outstanding at December 31, 2010 and September 30, 2010	141,269	81,902
Additional paid in capital in excess of par	9,098,413	8,002,412
Retained deficit	(21,886,690)	(20,980,516)

	(12,647,008)	(12,896,202)

	$10,112,924	$10,422,150

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

	2010	2009

Revenues	$1,390,678	$2,751,174
Cost of revenues	739,925	2,169,766

Gross profit	650,753	581,408

Selling and administrative expenses	1,282,646	1,142,797
Depreciation and amortization expense	55,235	41,633
Interest expense	220,236	92,633

Total expenses	1,558,117	1,277,063

Loss from operations	(907,364)	(695,655)

Other income (expense)
Other income	1,190	(607)

Loss from continuing operations before Income taxes	(906,174)	(696,262)

Income tax expense	—	—

Loss from continuing operations	(906,174)	(696,262)
Loss from discontinued operations, net of tax	—	(1,711,938)

Net loss	$(906,174)	$(2,408,200)

Basis and diluted net loss per share
Loss from continuing operations	$(.01)	$(.01)
Loss from discontinued operations	—	(.02)

Net loss	$(.01)	$(.03)

Weighted average common shares, basic and diluted	124,827,498	73,830,634

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(906,174)	$(2,408,200)
Loss from discontinued operations		(1,711,938)

Loss from continuing operations	(906,174)	(696,262)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,235	41,633
Recognition of deferred revenue		(51,131)
Lease settlement expense		400,000
Stock based payment for services	126,638
Changes in operating assets and liabilities
Accounts receivable	(125,044)	473,868
Inventory	233,032	(30,227)
Prepaid expenses and other assets	61,162	(141,718)
Accounts payable and accrued expenses	2,611	(144,260)
Advance payments and billings in excess of costs	(163,566)	(798,226)

Net cash flows from operating activities – continuing operations	(716,106)	(946,323)
Net cash flows from operating activities – discontinued operations	(111,452)	(1,150,595)

Net cash flows from operating activities	(827,558)	(2,096,918)

Cash flows from investing activities:
Investments in multiple companies	(25,000)	(169,955)
Purchase of property and equipment	—	—

Net cash flows from investing activities – continuing operations	(25,000)	(169,955)
Net cash flows from investing activities – discontinued operations	—	(105,356)

Net cash flows from investing activities	(25,000)	(275,311)

Cash flows from financing activities:
Repayment of Shareholder loans	(14,883)	550,356
Increases in long term debt	535,000	327,549
Repayment of long term debt	(30,915)	(27,535)
Proceeds from sale of stock	390,000	—

Net cash flows from financing activities – continuing operations	879,202	850,370
Net cash flows from financing activities – discontinued operations	—	2,000,000

Net cash flows from financing activities	879,202	2,850,370

Increase (decrease) in cash and cash equivalents	26,644	478,141
Cash and cash equivalents, beginning	12,605	69,295

Cash and cash equivalents, ending	$39,249	$547,436

Cash paid for interest	$78,383	$35,866

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	October 16,2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	October 29, 2010, the Company issued 45,000,000 shares of common stock for interest accrued on related party debt

•	November 5, 2010, the Company issued warrants to acquire 1,600,000 shares of common stock in conjunction with the acquisition of new debt

•	November 22, 2010, the Company issued warrants to acquire 1,600,000 shares of common stock in conjunction with the acquisition of new debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OFCHANGES IN STOCKHOLDERS EQUUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2010	81,902,405	$81,902	$8,002,412	$(20,980,516)	$(12,896,202)

Issuance of shares for services	2,328,156	2,328	124,310		126,638

Issuance of shares from sales	12,038,566	12,039	377,961		390,000

Issuance of shares associated with related party debt	45,000,000	45,000	500,000		545,000

Issuance of warrants associated with new debt			93,730		93,730

Net loss for the three months ended December 31, 2010				(906,174)	(906,174)

Balances, December 31, 2010	141,269,127	$141,269	$9,098,413	$(21,886,690)	$(12,647,008)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Clearwater and Brandon, Florida and its operating facilities are located in Clearwater and, Mayo, Florida.

2. Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2010, has been derived from audited financial statements.

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

On January 1, 2009, the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a privately held Florida corporation controlled by the majority stockholder of the Company in exchange for 40,000,000 shares of its common stock. The assets and operations of 3Si have been accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC (formerly Bulova Technologies Combat Systems LLC).

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 35,000 square foot facility, assembled a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactured cable assemblies and complete systems and offered value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Clearwater, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. The Company has since changed the name to Bulova Technologies (Europe) LLC and is developing a Mortar Exchange program to facilitate the needs of NATO member countries.

Bulovatech Labs, Inc., located in Clearwater, Florida was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three months ended December 31, 2010 and 2009.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through February 22, 2011 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operated in two business segments, government contracting and contract manufacturing. With the Company’s decision to dispose of BT Manufacturing Company LLC, the Company is no longer operating more than one business segment as all efforts of the company are now focused on government contracting

Use of Estimates

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

The breakdown of inventory at December 31, 2010 and September 30, 2010 is as follows:

	December 31, 2010	September 30, 2010
Finished goods	$13,397	$14,733
Work in process	31,630	106,119
Materials and supplies	1,844,382	2,153,992

Total inventory	1,889,409	2,274,844
Less inventory classified as held for sale	(882,410)	(1,034,813)

Total inventory of continuing operations	$1,006,999	$1,240,031

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

Property, plant and equipment are comprised of the following at December 31, 2010 and September 30, 2010

	December 31, 2010	September 30, 2010
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	3,214,054	3,214,054
Funiture and fixtures	98,080	98,081
Leasehold improvements	234,489	234,489

	5,941,817	5,941,818
Less accumulated depreciation	(1,078,318)	(1,037,123)

Net Property, plant and equipment	4,863,499	4,904,695
Less property, plant and equipment classified as held for sale	(2,402,991)	(2,402,991)

Net property, plant and equipment of continuing operations	$2,460,508	$2,501,704

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the three months ended December 31, 2010 and 2009 were $0 and $10,155 respectively.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2010, there were 4,100,000 shares that were dilutive but had no effect on loss per share.

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

4. Investments

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

At December 31, 2010 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$—	$—	$—	$—
Level 2 Equity Investments	184,500	—	—	184,500
Level 2 Loans	1,607,355	—	—	1,607,355

	$1,791,855	$—	$—	$1,791,855

5. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as held for sale at December 31, 2010 and September 30, 2010 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

In September 2010, the Company estimated a loss in the amount of $2,650,000 to be realized upon completion of the disposal of this business segment, as well as an estimated operating loss of $900,000 to be incurred during the phase-out period. This amount is included in current liabilities associated with assets held for sale. For the quarter ended December 31, 2010, the Company incurred actual operating losses associated with this discontinued segment of $431,784. As this amount did not exceed the operating loss provision, no additional loss on disposal of discontinued operations will be recognized at this time. The provision included on the balance sheet will be reduced by the actual loss incurred to date. The amount included as a provision for loss on disposal of discontinued operations is $3,118,216 as of December 31, 2010.

Summarized operating resultes for discontinued operations is as follows:

	Three Months Ended December 31,
	2010	2009

Revenue	$254,004	$321,874
Cost of Sales	(152,403)	(342,834)

Gross profit	101,601	(20,960)
Operating expenses	(533,385)	(1,707,681)
Other income	—	16,703

Loss from operations	(431,784)	(1,711,938)
Prior provision for operating losses during phase-out period	900,000	—
Income tax benefit	—	—

Loss to be recognized from discontinued operations, net of tax	$—	$(1,711,938)

The provision for loss on disposal of BT Manufacturing Company LLC has been estimated based on the premise that the sale of this business segment will be completed within one year. The balance remaining as of December 31, 2010 is calculated as follows:

Estimated loss on disposal	$2,650,000
Provision for operating losses during phase-out period	900,000

3,550,000
Loss from operations quarter ended December 31, 2010	(431,784)

Balance of accrued provision for loss - discontinued operations	$3,118,216

The losses from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,	September 30,
	2010	2010

Accounts receivable	$—	$633,621
Inventory	882,410	1,313,028
Other current assets	—	45,792

Total current assets held for sale	882,410	1,992,441
Property plant and equipment - net	2,402,991	1,265,144
Other assets	209,788	—

Total assets held for sale	$3,495,189	$3,257,585

Accounts payable and accrued expenses	$970,696	$437,386
Current portion of long-term debt	798,000	—
Provision for loss on disposal of business segment	3,118,216	—

Total current liabilities associated with assets held for sale	4,886,912	437,386
Long term debt, net of current portion	1,034,000	—

Total liabilities associated with assets held for sale	$5,920,912	$437,386

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of December 31, 2010 and September 30, 2010 are $1,287,721 and $1,451,287 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of December 31, 2010 and September 30, 2010.

7. Long Term Debt

Long term debt consisted of the following as of:

	December 31,	September 30,
	2010	2010

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at December 31 30, 2009.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at December 31, 2009. Final payment is due on March 10, 2021.	574,000	588,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at December 31, 2009. Final payment is due on December 1, 2020.	844,815	860,365

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	62,668	64,032

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by all personal property of BT Manufacturing Company, LLC with carrying values of approximately $4,000,000 at December 31, 2009. Final balloon payment is due December 22, 2011.	1,832,000	1,832,000

Note payable to Edward Tschiggfrie, dated October 8, 2010, in the original amount of $125,000, non interest bearing, payable in full at December 7, 2010	125,000	—

Note payable to GovFunding, LLC, dated November 5, 2010, in the amount of $250,000 net of debt discount of $58,213, bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at December 31, 2010. Final payment is due September 30, 2011.	197,609	—

Note payable to GovFunding, LLC, dated November 22, 2010, in the amount of $250,000 net of debt discount of $35,517, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at December 31, 2010. Final payment is due September 30, 2011.	218,034	—

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 net of debt discount of $256,438, bearing interest at 24%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at December 31, 2010. Final payment is due July 31, 2010.	2,000,000	2,000,000

	6,679,126	6,169,398

Less current portion pertaining to continuing operations	(2,449,234)	(2,941,376)

Less current portion associated with assets held for sale	(798,000)	(672,000)

Less long term portion associated with assets held for sale	(1,034,000)	(1,160,000)

	$2,397,892	$1,396,022

Principal maturities of long term debt for the next five years and thereafter as of December 31, 2010 are as follows:

Period ended December 31,

2011	$4,281,234

2012	1,156,703

2013	128,240

2014	134,235

2015	140,729

Thereafter	837,985

$6,679,126

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2010	9/30/2010

Expected provision at US statutory rate	34.00%	34.00%

State income tax net of federal benefit	3.63%	3.63%

Permanent and Other Differences	—	—

Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$—	$—

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2010, the tax returns for the Company for the years ending 2008 and 2009 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

The Company has adopted a policy to recognize interest and penalties accrued related to unrecognized tax benefits in its income tax provision. The Company has evaluated its unrecognized tax benefits and determined that due to the NOL carry forwards, that no accrual of interest and penalties is required in the current period.

9. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate costs and performance on contracts, as well as accounting and general business practices of contractors Based on the results of such audits, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. None of the Company’s contracts are currently the subject of any government audits.

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida. During the quarter ended December 31, 2010, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012 The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

In November 2009 the Company relocated its contract manufacturing business segment to a new facility also located in Melbourne, Florida at a monthly rental of $18,842. The new lease expires November 2014. With the disposal of the manufacturing business segment, the Company anticipates this lease obligation to cease.

The Company leases certain equipment used in its contract manufacturing segment from Fleetwood Leasing, LLC, under various leases. The lease terms are for three years with an expiration date of April 2012. The monthly lease payments through December 2009 are $6,000. The leases were modified effective January 1, 2010 whereby the monthly lease payments were reduced to $3,371 for the remainder of the lease term. With the disposal of the manufacturing business segment the Company anticipates this lease obligation to cease.

Total rent expense for the three months ended December 31, 2010, was approximately $142,090.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Period ended December 31

2011	$554,462

2012	470,383

2013	433,400

2014	414,558

2015	207,300

Thereafter	2,487,600

$4,567,703

10. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expires on January 1, 2011. Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the three months ended December 31, 2010 was $43,515.

The Company has received loans from the two (2) major shareholders totaling $4,068,954 and $4,409,469 as of December 31, 2010 and September 30, 2010 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. Due to restrictions on the maximum amount of stock holdings allowed, the conversion feature was not operable as of December 31, 2010.

On October 29, 2010 the Company issued each of the two major shareholders 22,500,000 shares of stock as payment on interest accrued to date and for an estimate of the interest that will accrue on their respective loans through 2011.

11. Stockholders’ Equity

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

On February 8, 2010 the Company issued 850,000 shares to various individuals as stock based compensation

During August 2010, the Company issued 1,849,496 shares to various individuals as stock based compensation

On October 7, 2010, the Company sold 6,659,181 shares to various individuals

On October 8, 2010 the Company issued 932,284 shares for services in the amount of $42,885.

On October 29, 2010 the Company issued 1,395,872 shares for services in the amount of $83,752.

On October 29, 2010 the Company sold 5,379,385 shares to various individuals

On October 29, 2010 the Company issued 22,500,000 shares to its Chief Executive Officer in payment of past due interest accrued on a convertible promissory note over the balance of 2010 and prospectively through 2011.

On October 29, 2010 the Company issued 22,500,000 shares to its Chairman of the Board in payment of past due interest accrued on a convertible promissory note over the balance of 2010 and prospectively through 2011.

On November 5, 2010 the Company issued debt in the amount of $250,000 with detachable warrants. These warrants provide for the purchase of 1,600,000 shares of the Company’s stock at $.05 per share for a period of 5 years. The warrants have a fair value of $58,213 which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

On November 22, 2010 the Company issued debt in the amount of $250,000 with detachable warrants. These warrants provide for the purchase of 1,600,000 shares of the Company’s stock at $.05 per share for a period of 5 years. The warrants have a fair value of $35,517 which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

12. Subsequent Events

Subsequent to December 31, 2010, the Company issued additional shares of its common stock as follows:

January 27, 2011 – 4,950,000 shares issued to various individuals

February 2, 2011 – 480,000 shares issued to various individuals

As of December 31, 2010, the Company has ceased all operations of BT Manufacturing Company LLC at its Melbourne, Florida location. The final outcome of this discontinued operation is still being negotiated as of the date of this filing. The assets at this location have been seized by the landlord and are currently being used by the prospective buyer in carrying on the business at this location Pending finalizations of the sale, the prospective buyer and the landlord have agreed not to sell, dispose, pledge, assign, transfer or otherwise convey control or title over any of BT’s assets wherever located.

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

1 . Overview:

Since January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC, The Contract Manufacturing segment produces cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as held for sale at December 31, 2010 and September 30, 2010 and has segregated its operating results and presented them separately as a discontinued operation for all periods.

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

2 . Results of operations:

For the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Discontinued Operations

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations do not reflect any loss for the three months ended December 31, 2010, as the estimated loss on disposal of this segment was accrued as of September 30, 2010. The actual loss of this discontinued segment was $431,784 for the three months ended December 31, 2010. No loss is reported for this period as the amount of actual los did not exceed the amount previously provided for. For the three months ended December 31, 2009, the company reported a loss for this discontinued segment of $1,711,938.

Continuing Operatons

The Company’s revenue for continuing operations for the three months ended December 31, 2010 of $1,390,678 is a decrease of $1,360,496 when compared to the Company’s revenue for the three months ended December 31, 2009 of $2,751,174.

The Company’s cost of sales for continuing operations for the three months ended December 31, 2010 of $739,925 is a decrease of $1,429,841 when compared to the Company’s cost of sales for the three months ended December 31, 2009 of $2,169,766.

The Company’s gross profit for continuing operations for the three months ended December 31, 2010 of $650,753 is an increase of $69,345 when compared to the Company’s gross profit for the three months ended December 31, 2009 of $581,408.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended December 31, 2010 of $1,558,117 is an increase of $281,054 when compared to the same expenses of $1,227,063 for the three months ended June 30, 2009.

The Company’s net loss for continuing operations for the three months ended December 31, 2010 of $906,174 is an increase of $209,912 when compared to the Company’s net loss for the three months ended December 31, 2009 of $696,262.

3. Liquidity and capital resources:

As of December 31, 2010, the Company’s sources of liquidity were new debt and loans from shareholders.

As of December 31, 2010, we had $39,249 in cash and cash equivalents.

Cash flows used in operating activities was $827,558 for the three months ended December 31, 2010. Continuing operations used cash flows of $716,106, while discontinued operations used $111,452.

Cash flows used in investing activities was $25,000 for the three months ended December 31,2010, and was all used by continuing operations.

Cash flows from financing activities were $879,202 for the three months ended December 31, 2010, and was all provided by continuing operations. Cash flows provided by continuing operations consisted primarily of new debt in the amount of $535,000 and proceeds from sale of stock of $390,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

DATED: February 22, 2011