Form 10-Q
period 2011-03-31
Bulova Technologies Group, Inc.
filed 2011-05-16
CIK 317889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011 the Company had 402,843,944 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010
ASSETS

Cash and equivalents	$135,815	$12,605
Accounts receivable	521,552	451,793
Contract claim receivable	—	—
Inventory	942,945	1,240,031
Other current assets	268,141	—
Current assets from discontinued operations	—	1,305,707

Total current assets	1,868,453	3,010,136

Property, plant and equipment	2,422,754	2,501,704
Investments	1,791,855	1,766,855
Other assets	543,254	548,748
Non-current assets from discontinued operations	—	2,594,707

	$6,626,316	$10,422,150

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$293,127	$231,365
Accrued expenses	6,422,218	6,451,243
Advance payments and billings in excess of cost	1,287,721	1,451,287
Current portion of long term debt	4,049,573	2,941,376
Current liabilities associated with discontinued operations	1,286,858	5,277,590

Total current liabilities	13,339,497	16,352,861

Shareholder loans and accrued interest	3,598,920	4,409,469
Long term debt, net of current portion	1,332,311	1,396,022
Non-current liabilities associated with discontinued operations	736,883	1,160,000

	19,007,611	23,318,352

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $.001 par; authorized 1,000,000,000 shares; 166,181,793 and 81,902,405 issued and outstanding at March 31, 2011 and September 30, 2010	166,182	81,902
Additional paid in capital in excess of par	10,917,868	8,002,412
Retained deficit	(23,465,345)	(20,980,516)

	(12,381,295)	(12,896,202)

	$6,626,316	$10,422,150

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31
	2011	2010	2011	2010

Revenues	$789,445	$4,762,927	$2,180,123	$7,514,101
Cost of revenues	612,810	3,679,825	1,352,735	5,849,591

Gross profit	176,635	1,083,102	827,388	1,664,510

Selling and administrative expense	1,257,681	1,203,242	2,461,414	2,346,038
Stock based compensation	459,148	433,500	585,786	433,500
Depreciation and amortization expense	184,399	239,550	239,634	281,183
Interest expense	268,167	227,504	440,678	320,138

Total expenses	2,169,395	2,103,796	3,727,512	3,380,859

Income (loss) from operations	(1,992,760)	(1,020,694)	(2,900,124)	(1,716,349)

Other income (expense)
Other income	—	—	1,190	(607)

Loss from continuing operations before Income taxes	(1,992,760)	(1,020,694)	(2,898,934)	(1,716,956)

Income tax expense	—	—	—	—

Loss from continuing operations	(1,992,760)	(1,020,694)	(2,898,934)	(1,716,956)
Income (loss) from discontinued operations, net of tax	845,889	(818,283)	414,105	(2,530,221)

Net loss	$(1,146,871)	$(1,838,977)	$(2,484,829)	$(4,247,177)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.014)	$(.013)	$(.022)	$(.022)
Loss from discontinued operations	.006	(.010)	.003	(.033)

	$(.008)	$(.003)	$(.019)	$(.055)

Weighted average shares used in computing basic and diluted net (loss) per common share	147,372,940	79,266,021	133,002,893	76,521,931

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,484,829)	$(2,408,200)
Income (Loss) from discontinued operations	414,105	(1,711,938)

Loss from continuing operations	(2,898,934)	(696,262)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,635	41,633
Recognition of deferred revenue	—	(51,131)
Lease settlement expense	—	400,000
Stock based payment for services	585,786	—
Changes in operating assets and liabilities
Accounts receivable	(69,759)	473,868
Inventory	297,086	(30,227)
Prepaid expenses and other assets	87,694	(141,718)
Accounts payable and accrued expenses	190,737	(144,260)
Advance payments and billings in excess of costs	(163,566)	(798,226)

Net cash flows from operating activities – continuing operations	(1,731,321)	(946,323)
Net cash flows from operating activities – discontinued operations	(99,330)	(1,150,595)

Net cash flows from operating activities	(1,830,651)	(2,096,918)

Cash flows from investing activities:
Investments in multiple companies	(25,000)	(169,955)
Purchase of property and equipment	(3,500)	—

Net cash flows from investing activities – continuing operations	(28,500)	(169,955)
Net cash flows from investing activities – discontinued operations	—	(105,356)

Net cash flows from investing activities	(28,500)	(275,311)

Cash flows from financing activities:
Repayment of Shareholder loans	(113,668)	550,356
Increases in long term debt	1,542,000	327,549
Repayment of long term debt	(78,971)	(27,535)
Proceeds from sale of stock	633,000	—

Net cash flows from financing activities – continuing operations	1,982,361	850,370
Net cash flows from financing activities – discontinued operations	—	2,000,000

Net cash flows from financing activities	1,982,361	2,850,370

Increase (decrease) in cash and cash equivalents	123,210	478,141
Cash and cash equivalents, beginning	12,605	69,295

Cash and cash equivalents, ending	$135,815	$547,436

Cash paid for interest	$78,383	$35,866

Cash paid for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

•	October 16, 2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	October 29, 2010, the Company issued 45,000,000 shares of common stock for interest accrued on related party debt

•	November 5, 2010, the Company issued warrants to acquire 1,600,000 shares of common stock in conjunction with the acquisition of new debt

•	February 4, 2011, the Company issued warrants to acquire 1,000,000 shares of common stock in conjunction with the acquisition of new convertible debt

•	March 22, 2011, the Company issued warrants to acquire 1,300,000 shares of common stock in conjunction with the acquisition of new debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2011

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total

Balances, October 1, 2010	81,902,405	$81,902	$8,002,412	$(20,980,516)	$(12,896,202)

Issuance of shares for services	7,818,600	7,819	577,967		585,786

Issuance of shares associated with related party debt	51,659,181	51,659	864,590		916,249

Issuance of warrants and convertible debt			739,701		739,701

Issuance of shares in satisfaction of debt	6,000,000	6,000	119,000		125,000

Issuance of shares from sales	18,801,607	18,802	614,198		633,000

Net loss for the six months ended March 31, 2011				(2,484,829)	(2,484,829)

Balances, March 31, 2011	166,181,793	$166,182	$10,917,868	$(23,465,345)	$(12,381,295)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. (“BLVT” or the “Company”) was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Clearwater and Brandon, Florida and its operating facilities are located in Mayo, Florida.

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

BT Manufacturing Company LLC – located in Melbourne, Florida, in a 35,000 square foot facility, assembled a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactured cable assemblies and complete systems and offered value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011.

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

Bulovatech Labs, Inc., located in Clearwater, Florida was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. has made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the six months ended March 31, 2011 and 2010.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through May 10, 2011 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operated in two business segments, government contracting and contract manufacturing. With the Company’s disposal of BT Manufacturing Company LLC, the Company is no longer operating more than one business segment as all efforts of the company are now focused on Department of Defense contracting

Use of Estimates

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

The breakdown of inventory at March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,
	2011	2010
Finished goods	$13,397	$14,733
Work in process	31,630	106,119
Materials and supplies	897,918	2,153,992

Total inventory	942,945	2,274,844
Less inventory classified as discontinued operations	—	(1,034,813)

Total inventory of continuing operations	$942,945	$1,240,031

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

Property, plant and equipment are comprised of the following at March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	523,259	3,214,054
Furniture and fixtures	14,555	234,489

	2,933,008	5,843,737
Less accumulated depreciation	(510,253)	(1,037,123)

Net Property, plant and equipment	2,422,755	4,806,614
Less property, plant and equipment from discontinued operations	—	(2,402,991)

Net property, plant and equipment of continuing operations	$2,422,755	$2,403,623

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the six months ended March 31, 2011 and 2010 were $0 and $21,104 respectively.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2011, there were 5,100,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these financial statements were issued.

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

At March 31, 2011 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$—	$—	$—	$—
Level 2 Equity Investments	184,500	—	—	184,500
Level 2 Loans	1,607,355	—	—	1,607,355

	$1,791,855	$—	$—	$1,791,855

5. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at March 31, 2011 and September 30, 2010 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

In September 2010, the Company estimated a loss in the amount of $2,650,000 to be realized upon completion of the disposal of this business segment, as well as an estimated operating loss of $900,000 to be incurred during the phase-out period. For the six months ended March 31, 2011 the Company incurred actual operating losses associated with this discontinued segment of $598,728. During March 2011, the Company finalized its negotiations relative to the disposition of the assets of this operation with an effective date of December 31, 2010. As a part of this settlement, the buyer that acquired the operations has provided an earn out agreement to Sovereign Bank to assist in the payment of the remaining obligation on the note payable to them. This balance is carried as a liability from discontinued operations on our consolidated balance sheet.

Summarized operating resultes for discontinued operations is as follows:

	Six Months Ended March 31,
	2011	2010

Revenue	$254,004	$789,265
Cost of Sales	(152,403)	(715,013)

Gross profit	101,601	74,252
Operating expenses	(497,127)	(2,652,909)
Other	809,631	48,436

Gain (Loss) to be recognized from discontinued operations	414,105	(2,530,221)
Income tax benefit	—	—

Gain (loss) to be recognized from discontinued operations, net of tax	$414,105	$(2,530,221)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31,	September 30,
	2011	2010

Accounts receivable	$—	$232,630
Inventory	—	1,034,813
Other current assets	—	38,264

Total current assets held for sale	—	1,305,707
Property plant and equipment - net	—	2,402,991
Other assets	—	191,716

Total assets from discontinued operations	$—	$3,900,414

Accounts payable and accrued expenses	$362,858	$1,055,590
Current portion of long-term debt	$924,000	672,000
Provision for loss on disposal of business segment	—	3,550,000

Total current liabilities associated with discontinued operations	1,286,858	5,277,590
Long term debt, net of current portion	736,883	1,160,000

Total liabilities associated with discontinued operations	$2,023,741	$6,437,590

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments – The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of March 31, 2011 and September 30, 2010 are $1,287,721 and $1,451,287 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.

The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of March 31, 2011 and September 30, 2010.

7. Long Term Debt

Long term debt consisted of the following as of:

	March 31, 2011	September 30, 2010

Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on March 31, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at March 31, 2011.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at March 31, 2011. Final payment is due on March 10, 2021.	560,000	588,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at March 31, 2011. Final payment is due on December 1, 2020.	828,145	860,365

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	61,621	64,032

Note payable to Sovereign Bank, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	1,660,883	1,832,000

Note payable to GovFunding, LLC, dated December 22, 2009, in the amount of $2,000,000 bearing interest at 22%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at March 31, 2011 On February 4, 2011, this note was refinanced in a new convertible note.	—	2,000,000

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 net of debt discount of $546,236, bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at March 31, 2011. Final payment is due January 31, 2012.	2,611,764	—

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the amount of $75,000 net of debt discount of $23,977, bearing interest at 8%. with a maturity date of December 2, 2011.	51,023	—

Note payable to Direct Government Sales, LLC, dated March 24, 2011 in the amount of $65,000 net of debt discount of $29,635, bearing interest at 18%, with a maturity date of April 22, 2011.	35,365	—

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	58,966	—

Note payable to The David J Keehan Trust dated March 31, 2011 in the amount of $350,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.,	350,000	—

	7,042,767	6,169,398

Less current portion pertaining to continuing operations	(4,049,573)	(2,941,376)

Less current portion associated with discontinued operations	(924,000)	(672,000)

Less long term portion associated with discontinued operations	(736,883)	(1,160,000)

	$1,332,311	$1,396,022

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2011 are as follows:

Period ended March 31,

2012	$4,973,573

2013	860,929

2014	129,694

2015	135,811

2016	142,435

Thereafter	800,325

$7,042,767

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

On January 1, 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company’s common stock. For income tax purposes this transaction has been treated as tax free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carryovers. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	3/31/2011	9/30/2010

Expected provision at US statutory rate	34.00%	34.00%

State income tax net of federal benefit	3.63%	3.63%

Permanent and Other Differences	—	—

Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$—	$—

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

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida. During the quarter ended March 31, 2011, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012 The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

In November 2009 the Company relocated its contract manufacturing business segment to a new facility also located in Melbourne, Florida at a monthly rental of $18,842. The Company has disposed of all operations at this location with an effective date of December 31, 2010. Through a negotiated conveyance of all assets at this location, the landlord has released the Company from any future liability associated with this lease.

Total rent expense for the six months ended March 31, 2011, was approximately $214,066.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2011 are as follows:

Period ended March 31

2012	$287,904

2013	214,017

2014	207,300

2015	207,300

2016	207,300

Thereafter	2,435,775

$3,559,596

10. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011. Pursuant to the terms of the agreement, Ramal received a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC. Marketing fees paid to Ramal for the six months ended March 31, 2011 $43,515.

The Company has received loans from the two (2) major shareholders totaling $3,598,920 and $4,409,469 as of March 31, 2011 and September 30, 2010 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. During the six months ended March 31,2011, the Company issued 6,659,181 shares of common stock in exchange for $371,249 of shareholder loans.

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

On October 7, 2010, the Company issued 6,659,181 shares in exchange for related party debt

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

On November 5, 2010 the Company issued debt in the amount of $250,000 with detachable warrants. These warrants provide for the purchase of 1,600,000 shares of the Company’s stock at $.05 per share for a period of 5 years. The warrants had a fair value of $77,160 at the time of issuance, which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

On January 27, 2011 the Company sold 2,400,000 shares to various individuals.

On January 27, 2011 the Company issued 2,550,000 shares for services in the amount of $204,000.

On February 2, 2011 the Company issued 480,000 shares for services in the amount of $43,200.

On February 3, 2011 the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 (one billion)

On February 4, 2011 the Company issued convertible debt in the amount of $3,158,000 with detachable warrants. These warrants provide for the purchase of 1,000,000 shares of the Company’s stock at $.01 per share for a period of 5 years. The warrants and the beneficial conversion feature of this note had a fair value of $593,783 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

On February 25, 2011 the Company issued 1,124,444 shares for services and a negotiated settlement in the amount of $98,389.

On February 25, 2011 the Company sold 1,188,889 shares to various individuals.

On February 28, 2011, the Company issued convertible debt in the amount of $75,000. The beneficial conversion feature of this note had a fair value of $27,000 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months

On March 15, 2011 the Company issued 1,086,000 shares for services in the amount of $92,310.

On March 15, 2011 the Company sold 6,500,000 shares to various individuals.

On March 22, 2011 the Company issued debt in the amount of $65,000 with detachable warrants. These warrants provide for the purchase of 1,300,000 shares of the Company’s stock at $.01 per share for a period of 5 years. The warrants had a fair value of $41,759 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is one month.

On March 31, 2011 the Company sold 3,333,333 shares to an individual

On March 31, 2011 the Company issued 6,000,000 shares to satisfy a debt in the amount of $125,000.

12. Subsequent Events

Subsequent to March 31, 2011, the Company issued additional shares of its common stock as follows:

April 4, 2011 – 746,775 shares issued to various individuals

April 27, 2011 – 195,895,376 shares issued as a conversion of related party debt

April 27, 2011 – 30,020,000 shares issued to various individuals for services.

April 28, 2011 – 10,000,000 as stock based compensation for the purpose of securitizing debt.

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

Since January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC, The Contract Manufacturing segment produces cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition. For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations and has segregated its operating results and presented them separately as a discontinued operation for all periods.

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

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Discontinued Operations

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect a net gain of $845,889 for the three months ended March 31, 2011, as the amount previously estimated as a loss on disposal of this segment exceeded the actual amount realized upon the disposal that was accomplished during the current quarter. The actual loss of this discontinued segment for the three months ended March 31, 2010 was $818,283.

Continuing Operations

The Company’s revenue for continuing operations for the three months ended March 31, 2011 of $789,445 is a decrease of $3,973,482 when compared to the Company’s revenue for the three months ended March 31, 2010 of $4,762,927.

The Company’s cost of sales for continuing operations for the three months ended March 31, 2011 of $612,810 is a decrease of $3,067,015 when compared to the Company’s cost of sales for the three months ended March 31, 2010 of $3,679,825.

The Company’s gross profit for continuing operations for the three months ended March 31, 2011 of $176,635 is a decrease of $906,467 when compared to the Company’s gross profit for the three months ended March 31, 2010 of $1,083,102.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended March 31, 2011 of $2,169,395 is an increase of $65,599 when compared to the same expenses of $2,103,796 for the three months ended March 31, 2010.

The Company’s net loss for continuing operations for the three months ended March 31, 2011 of $1,992,760 is an increase of $972,066 when compared to the Company’s net loss for the three months ended March 31, 2010 of $1,020,694.

For the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

Discontinued Operations

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect a net gain of $414,105 for the six months ended March 31, 2011, as the amount previously estimated as a loss on disposal of this segment exceeded the actual amount realized upon the disposal that was accomplished during the six months ended March 31, 2011. The actual loss of this discontinued segment for the six months ended March 31, 2010 was $2,530,221.

Continuing Operations

The Company’s revenue for continuing operations for the six months ended March 31, 2011 of $2,180,123 is a decrease of $5,333,978 when compared to the Company’s revenue for the six months ended March 31, 2010 of $7,514,101.

The Company’s cost of sales for continuing operations for the six months ended March 31, 2011 of $1,352,735 is a decrease of $4,496,856 when compared to the Company’s cost of sales for the six months ended March 31, 2010 of $5,849,591.

The Company’s gross profit for continuing operations for the six months ended March 31, 2011 of $827,388 is a decrease of $837,122 when compared to the Company’s gross profit for the six months ended March 31, 2010 of $1,664,510.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the six months ended March 31, 2011 of $3,727,512 is an increase of $346,653 when compared to the same expenses of $3,380,859 for the six months ended March 31, 2010.

The Company’s net loss for continuing operations for the six months ended March 31, 2011 of $2,898,934 is an increase of $1,181,978 when compared to the Company’s net loss for the six months ended March 31, 2010 of $1,716,956.

3.	Liquidity and capital resources:

As of March 31, 2011, the Company’s sources of liquidity were new debt and loans from shareholders.

As of March 31, 2011, we had $135,815 in cash and cash equivalents.

Cash flows used in operating activities was $1,830,651 for the six months ended March 31, 2011. Continuing operations used cash flows of $1,731,321 while discontinued operations used $99,330.

Cash flows used in investing activities was $28,500 for the six months ended March 31,2011, and was all used by continuing operations.

Cash flows from financing activities were $1,982,361 for the six months ended March 31, 2011, and was all provided by continuing operations. Cash flows provided by continuing operations consisted primarily of new debt in the amount of $1,542,000 and proceeds from sale of stock of $633,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

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

DATED: May 16, 2011