Form 10-Q
period 2011-06-30
Bulova Technologies Group, Inc.
filed 2011-08-15
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                                             to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	83-0245581 (IRS Employer Identification No.)

19337 U.S. Highway 19 North, Suite 525
Clearwater, Florida 33764
(Address of principal executive offices) (Zip Code)

(727) 536-6666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of August 8, 2011 the Company had 415,343,944 shares of Common Stock outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	September 30,
	(unaudited)	2010
ASSETS

Cash and equivalents	$83,891	$12,605
Accounts receivable	268,571	451,793
Contract claim receivable	-	-
Inventory	708,972	1,240,031
Other current assets	233,104	-
Current assets from discontinued operations	-	1,305,707

Total current assets	1,294,538	3,010,136

Property, plant and equipment	2,381,500	2,501,704
Investments	1,791,855	1,766,855
Other assets	807,143	548,748
Non-current assets from discontinued operations	-	2,594,707

Total Assets	$6,275,036	$10,422,150

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$186,669	$231,365
Accrued expenses	6,342,538	6,451,243
Advance payments and billings in excess of cost	1,041,516	1,451,287
Current portion of long term debt	4,616,953	2,941,376
Current liabilities associated with discontinued operations	1,412,858	5,277,590

Total current liabilities	13,600,534	16,352,861

Shareholder loans and accrued interest	108,500	4,409,469
Long term debt, net of current portion	1,306,264	1,396,022
Non-current liabilities associated with discontinued operations	610,883	1,160,000

Total liabilities	15,626,181	23,318,352

Commitments and contingencies	-	-

Shareholders’ deficit:
Common stock, $.001 par; authorized 1,000,000,000 shares; 415,343,944 and 81,902,405 issued and outstanding at June 30, 2011 and September 30, 2010	415,344	81,902
Additional paid in capital in excess of par	17,480,257	8,002,412
Retained deficit	(27,246,746)	(20,980,516)

Total shareholders’ deficit	(9,351,145)	(12,896,202)

Total liabilities and shareholders’ equity	$6,275,036	$10,422,150

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,612,434	$3,033,197	$3,792,556	$10,547,298
Cost of revenues	857,422	2,050,307	2,210,156	7,899,898

Gross profit	755,012	982,890	1,582,400	2,647,400

Selling and administrative expense	1,152,264	1,037,794	3,613,678	3,383,834
Stock based compensation	2,434,269	-	3,020,055	433,500
Depreciation and amortization expense	690,877	275,822	930,511	518,661
Interest expense	259,003	170,524	699,681	529,005

Total expenses	4,536,413	1,484,140	8,263,925	4,865,000

Income (loss) from operations	(3,781,401)	(501,250)	(6,681,525)	(2,217,600)

Other income (expense)
Other income	-	(360)	1,190	(966)

Loss from continuing operations before Income taxes	(3,781,401)	(501,610)	(6,680,335)	(2,218,566)

Income tax expense	-	-	-	-

Loss from continuing operations	(3,781,401)	(501,610)	(6,680,335)	(2,218,566)
Income (loss) from discontinued operations, net of tax	-	(4,799,237)	414,105	(7,329,458)

Net loss	$(3,781,401)	$(5,300,847)	$(6,266,230)	$(9,548,024)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.011)	$(.006)	$(.033)	$(.029)
Loss from discontinued operations	-	(.060)	.002	(.094)
Basic and diluted net income (loss) per share	$(.011)	$(.066)	$(.031)	$(.123)

Weighted average shares used in computing basic and diluted net (loss) per common share	341,076,832	80,055,909	203,970,072	77,704,255

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINEMONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(6,266,230)	$(9,548,024)
(Income) Loss from discontinued operations	(414,105)	7,329,458
Loss from continuing operations	(6,680,335)	(2,218,566)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930,511	518,662
Recognition of deferred revenue	-	(136,349)
Stock based payment for services	3,020,055	433,500
Changes in operating assets and liabilities
Accounts receivable	183,222	470,283
Inventory	531,059	(104,440)
Prepaid expenses and other assets	122,731	82,847
Accounts payable and accrued expenses	4,599	4,228,119
Advance payments and billings in excess of costs	(409,771)	(3,200,890)

Net cash flows from operating activities – continuing operations	(2,297,929)	73,166
Net cash flows from operating activities – discontinued operations	(99,330)	(1,726,508)
Net cash flows from operating activities	(2,397,259)	(1,653,342)

Cash flows from investing activities:
Cash disposed of in business disposition	-	(42,853)
Investments in multiple companies	(25,000)	(256,545)
Purchase of property and equipment	(3,500)	(4,573)

Net cash flows from investing activities – continuing operations	(28,500)	(303,971)
Net cash flows from investing activities – discontinued operations	-	(257,057)
Net cash flows from investing activities	(28,500)	(561,028)

Cash flows from financing activities:
Shareholder advances	-	325,118
Repayment of Shareholder loans	(91,250)	-
Increases in long term debt	2,082,500	2,000,000
Repayment of long term debt	(127,205)	(88,185)
Proceeds from sale of stock	633,000	-

Net cash flows from financing activities – continuing operations	2,497,045	2,236,933
Net cash flows from financing activities – discontinued operations	-	201,549
Net cash flows from financing activities	2,497,045	2,438,482

Increase (decrease) in cash and cash equivalents	71,286	224,112
Cash and cash equivalents, beginning	12,605	69,295

Cash and cash equivalents, ending	$83,891	$293,407

Cash paid for interest	$98,578	$385,594

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

•	October 16,2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitize debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	October 29, 2010, the Company issued 45,000,000 shares of common stock for interest accrued on related party debt

•	November 5, 2010, the Company issued warrants to acquire 1,600,000 shares of common stock in conjunction with the acquisition of new debt

•	February 4, 2011, the Company issued warrants to acquire 1,000,000 shares of common stock in conjunction with the acquisition of new convertible debt

•	March 22, 2011, the Company issued warrants to acquire 1,300,000 shares of common stock in conjunction with the acquisition of new debt

•	May 25, 2011, the Company issued warrants to acquire 3,000,000 shares of common stock in conjunction with the acquisition of new debt

•	June 23, 2011, the Company issued warrants to acquire 1,800,000 shares of common stock in conjunction with the acquisition of new debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2010	81,902,405	$81,902	$8,002,412	$(20,980,516)	$(12,896,202)
Issuance of shares for services – quarter ended December 31, 2010	2,328,156	2,328	124,310		126,638
Issuance of shares associated with related party debt – quarter ended December 31, 2010	51,659,181	51,659	864,590		916,249
Issuance of shares from sales – quarter ended December 31, 2010	5,379,385	5,380	384,620		390,000
Issuance of warrants and convertible debt – quarter ended December 31, 2010			93,730		93,730
Issuance of shares for services – quarter ended March 31, 2011	5,490,444	5,491	453,657		459,148
Issuance of shares in satisfaction of debt – quarter ended March 31, 2011	6,000,000	6,000	119,000		125,000
Issuance of shares from sales – quarter ended March 31, 2011	13,422,222	13,422	229,578		243,000
Issuance of warrants and convertible debt – quarter ended March 31, 2011			645,971		645,971
Issuance of shares associated with related party debt – quarter ended June 30, 2011	199,395,376	199,395	1,794,558		1,993,953
Issuance of shares for services – quarter ended June 30, 2011	30,766,775	30,767	1,805,502		1,836,269
Issuance of shares to securitize debt – quarter ended June 30, 2011	10,000,000	10,000	588,000		598,000
Issuance of shares associated with new debt – quarter ended June 30, 2011	9,000,000	9,000	513,000		522,000
Issuance of warrants and convertible debt – quarter ended June 30, 2011			1,861,329		1,861,329
Net loss for the nine months ended June 30, 2011				(6,266,230)	(6,266,230)
Balances, June 30, 2011	415,343,944	$415,344	$17,480,257	$(27,246,746)	$(9,351,145)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

1.             Description of business:

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”.  During 2007, the Company divested itself of all assets and previous operations.  During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30.  On January 1, 2009 the Company acquired the stock of a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Clearwater and Brandon, Florida and its operating facilities are located in Mayo, Florida.

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

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida, in a 35,000 square foot facility where it assembled a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed. It manufactured cable assemblies and complete systems and offered value-add services such as direct-ship to end customers, depot repair and design assistance. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011.

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

Bulovatech Labs, Inc., prior to its disposal was located in Clearwater, Florida. This entity was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the nine months ended June 30, 2011 and 2010.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through August 10, 2011 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at June 30, 2011 and September 30, 2010 is as follows:

	June 30,	September 30,
	2011	2010
Finished goods	$13,397	$14,733
Work in process	31,630	106,119
Materials and supplies	663,945	2,153,992

Total inventory	708,972	2,274,844
Less inventory classified as discontinued operations	-	(1,034,813)

Total inventory of continuing operations	$708,972	$1,240,031

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

Property, plant and equipment are comprised of the following at June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	523,259	3,214,054
Funiture, fixtures and leasehold improvements	14,555	332,570

	2,933,008	5,941,818
Less accumulated depreciation	(551,508)	(1,037,123)

Net Property, plant and equipment	2,381,500	4,904,695
Less Property, plant and equipment from discontinued operations	-	(2,402,991)

Net property, plant and equipment of continuing operations	$2,381,500	$2,501,704

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the nine months ended June 30, 2011 and 2010 were $0 and $21,104 respectively.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2011, there were 11,200,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

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

At June 30, 2011 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$-	$-	$-	$-
Level 2 Equity Investments	184,500	-	-	184,500
Level 2 Loans	1,607,355	-	-	1,607,355

	$1,791,855	$-	$-	$1,791,855

5.            Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at June 30, 2011 and September 30, 2010 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

In September 2010, the Company estimated a loss in the amount of $2,650,000 to be realized upon completion of the disposal of this business segment, as well as an estimated operating loss of $900,000 to be incurred during the phase-out period.  For the nine months ended June 30, 2011 the Company incurred actual operating losses associated with this discontinued segment of $598,728.  During March 2011, the Company finalized its negotiations relative to the disposition of the assets of this operation with an effective date of December 31, 2010.  As a part of this settlement, the buyer that acquired the operations has provided an earn out agreement to Sovereign Bank to assist in the payment of the remaining obligation on the note payable to them.  This balance is carried as a liability from discontinued operations on our consolidated balance sheet.

Summarized operating resultes for discontinued operations is as follows:

	Nine Months Ended
	June 30,
	2011	2010

Revenue	$254,004	$789,265
Cost of Sales	(152,403)	(715,013)
Gross profit	101,601	74,252
Operating expenses	(497,127)	(2,652,909)
Other	809,631	48,436
Gain (Loss) to be recognized from discontinued operations	414,105	(2,530,221)
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$414,105	$(2,530,221)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30,	September 30,
	2011	2010

Accounts receivable	$-	$232,630
Inventory	-	1,034,813
Other current assets	-	38,264
Total current assets held for sale	-	1,305,707
Property plant and equipment - net	-	2,402,991
Other assets	-	191,716
Total assets from discontinued operations	$-	$3,900,414

Accounts payable and accrued expenses	$362,858	$1,055,590
Current portion of long-term debt	1,050,000	672,000
Provision for loss on disposal of business segment	-	3,550,000
Total current liabilities associated with discontinued operations	1,412,858	5,277,590
Long term debt, net of current portion	610,883	1,160,000
Total liabilities associated with discontinued operations	$2,023,741	$6,437,590

6.            Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”.  Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items.  These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results.  As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.  On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597.  The balances outstanding as of June 30, 2011 and September 30, 2010 are $1,041,516 and $1,451,287 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.  The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2011 and September 30, 2010.

7.  Long Term Debt

Long term debt consisted of the following as of:

	June 30,	September 30,

	2011	2010
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at June 30, 2011.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at June 30, 2011. Final payment is due on March 10, 2021.	546,000	588,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at June 30, 2011. Final payment is due on December 1, 2020.	818,652	860,365

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	61,621	64,032

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	1,660,883	1,832,000

Note payable to GovFunding, LLC, dated December 22, 2009,in the amount of $2,000,000 bearing interest at 22%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at June 30, 2011 On February 4, 2011, this note was refinanced in a new convertible note.	-	2,000,000

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 net of debt discount of $375,215, bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at June 30, 2011. Final payment is due January 31, 2012.	2,782,785	-

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the amount of $75,000 net of debt discount of $15,108, bearing interest at 8%. with a maturity date of December 2, 2011.	59,892	-

Note payable to Direct Government Sales, LLC, dated March 24, 2011 in the amount of $65,000 bearing interest at 18%, with a maturity date of April 22, 2011.	65,000	-

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	34,226	-

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	500,000	-

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $11,169, bearing interest at 8%. with a maturity date of January 4, 2012.	31,331	-

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $11,944, bearing interest at 8%. with a maturity date of March 1, 2012.	23,056	-

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000 net of debt discount of $105,142, bearing interest at 18%. with a maturity date of April 30, 2012.	114,858	-

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000 net of debt discount of $72,203, bearing interest at 18%. with a maturity date of June 30, 2012.	60,797	-
	7,584,101	6,169,398
Less current portion pertaining to continuing operations	(4,616,953)	(2,941,376)

Less current portion associated with discontinued operations	(1,050,000)	(672,000)

Less long term portion associated with discontinued operations	(610,883)	(1,160,000)
	$1,306,265	$1,396,022

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2011 are as follows:

Period ended June 30,

2012	$5,666,953

2013	736,203

2014	131,074

2015	137,305

2016	144,054

Thereafter	768,512

$7,584,101

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2011	9/30/2010

Expected provision at US statutory rate	34.00%	34.00%

State income tax net of federal benefit	3.63%	3.63%

Permanent and Other Differences	-	-

Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$-	$-

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

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida.  During the quarter ended June 30, 2011, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012  The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

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

Total rent expense for the nine months ended June 30, 2011, was approximately $290,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2011 are as follows:

Period ended June 30

2012	$274,470

2013	207,300

2014	207,300

2015	207,300

2016	207,300

Thereafter	2,383,950

$3,487,620

10.           Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC has a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011.  Pursuant to the terms of the agreement, Ramal received a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC.  Subsequent to the expiration of this marketing agreement, the marketing fee of 4% is now paid to Stephen Gurba as a part of his compensation package.

The Company has received loans from the two (2) major shareholders totaling $1,627,385 and $4,409,469 as of June 30, 2011 and September 30, 2010 respectively.  These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest. During the nine months ended June 30,2011, the Company issued 206,054,557 shares of common stock in exchange for $2,365,202 of shareholder loans. At June 30, 2011, the shareholder loans were $108,500 net of unamortized discounts of $1,518,885.

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

On October 7, 2010,the Company issued 6,659,181 shares in exchange for related party debt

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

On November 5, 2010 the Company issued debt in the amount of $250,000 with detachable warrants.  These warrants provide for the purchase of 1,600,000 shares of the Company’s stock at $.05 per share for a period of 5 years.  The warrants had a fair value of $77,160 at the time of issuance,which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

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

On April 4, 2011, the Company issued 746,775 shares to various individuals for service

On April 27, 2011 the Company issued 195,895,376 shares as a conversion of related party debt in the amount of $1,958,953

On April 27, 2011 the Company issued 30,020,000 shares various individuals for services.

On April 28, 2011 the Company issued 10,000,000 shares as stock based compensation for the purpose of securitizing debt.

On May 9, 2011 the Company issued 3,500,000 shares as a conversion of related party debt in the amount of $35,000.

On May 16, 2011 the Company issued 9,000,000 shares in conjunction with new debt

12.          Subsequent Events
On July 12, 2011 John Stanton resigned as Chairman, Director and Chief Financial Officer of the Company. Stephen L. Gurba was appointed as the Chairman of the Board and Frank W. Barker, Jr. was appointed Chief Financial Officer.

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

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Discontinued Operations

There are no results from operations of BT Manufacturing Company LLC to report for the three months ended June 30, 2011, as there was no activity relative to this disposed segment during this quarter.  The actual loss of this discontinued segment for the three months ended June 30, 2010 was $4,799,237.

Continuing Operations

The Company’s revenue for continuing operations for the three months ended June 30, 2011 of $1,612,434 is a decrease of $1,420,763 when compared to the Company’s revenue for the three months ended June 30, 2010 of $3,033,197.

The Company’s cost of sales for continuing operations for the three months ended June 30, 2011 of $857,422 is a decrease of $1,192,885 when compared to the Company’s cost of sales for the three months ended June 30, 2010 of $2,050,307.

The Company’s gross profit for continuing operations for the three months ended June 30, 2011 of $755,012 is a decrease of $227,878 when compared to the Company’s gross profit for the three months ended June 30, 2010 of $982,890.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended June 30, 2011 of $1,981,062 is an increase of $496,922 when compared to the same expenses of $1,484,140 for the three months ended June 30, 2010.

The Company’s stock based compensation for continuing operations for the three months ended June 30, 2011 was 2,434,269.  The Company did not issued stock based compensation for the three months ended June 30, 2010.

The Company’s net loss for continuing operations for the three months ended June 30, 2011 of $3,660,319 is an increase of $3,159,069 when compared to the Company’s net loss for the three months ended June 30, 2010 of $501,250.

For the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

Discontinued Operations

The results of operations of BT Manufacturing Company LLC, reported as discontinued operations reflect a net gain of $414,105 for the nine months ended June 30, 2011, as the amount previously estimated as a loss on disposal of this segment exceeded the actual amount realized upon the disposal that was accomplished during the nine months ended June 30, 2011.  The actual loss of this discontinued segment for the nine months ended June 30, 2010 was $7,329,458.

Continuing Operations

The Company’s revenue for continuing operations for the nine months ended June 30, 2011 of $3,792,556 is a decrease of $6,754,742 when compared to the Company’s revenue for the nine months ended June 30, 2010 of $10,547,298.

The Company’s cost of sales for continuing operations for the nine months ended June 30, 2011 of $2,210,156 is a decrease of $5,689,742 when compared to the Company’s cost of sales for the nine months ended June 30, 2010 of $7,899,898.

The Company’s gross profit for continuing operations for the nine months ended June 30, 2011 of $1,582,400 is a decrease of $1,065,000 when compared to the Company’s gross profit for the nine months ended June 30, 2010 of $2,647,400.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the nine months ended June 30, 2011 of $5,122,787 is an increase of $691,287 when compared to the same expenses of $4,431,500 for the nine months ended June 30, 2010.

The Company’s stock based compensation for continuing operations for the nine months ended June 30, 2011 was $3,020,055 as compared to stock based compensation in the amount of $433,500 for the nine months ended June 30, 2010.

The Company’s net loss for continuing operations for the nine months ended June 30, 2011 of $6,559,253 is an increase of $4,340,687 when compared to the Company’s net loss for the nine months ended June 30, 2010 of $2,218,566.

3.	Liquidity and capital resources:

As of June 30, 2011, the Company’s sources of liquidity were new debt and loans from shareholders.

As of June 30, 2011, we had $83,891 in cash and cash equivalents.

Cash flows used in operating activities was $2,397,259 for the nine months ended June 30, 2011.  Continuing operations used cash flows of $2,297,929 while discontinued operations used $99,330.

Cash flows used in investing activities was $28,500 for the nine months ended June 30,2011, and was all used by continuing operations.

Cash flows from financing activities were $2,497,045 for the nine months ended June 30, 2011, and was all provided by continuing operations.  Cash flows provided by continuing operations consisted primarily of new debt in the amount of $2,082,500 and proceeds from sale of stock of $633,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Board of Directors and the Company’s auditors.

II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS**	XBRL Instance

	101.SCH**	XBRL Taxonomy Extension Schema

	101.CAL**	XBRL Taxonomy Extension Calculation

	101.DEF**	XBRL Taxonomy Extension Definition

	101.LAB**	XBRL Taxonomy Extension Labels

	101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial Officer

    DATED: August 15, 2011