Form 10-K
period 2011-09-30
Bulova Technologies Group, Inc.
filed 2012-01-13
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC
(Exact name of registrant as specified in its charter)

Florida	83-0245581
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

19337 U.S. Highway 19 North, Suite 525
Clearwater, Florida 33764
(Address of principal executive offices) (Zip Code)

(727) 536-6666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☑

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

As of January 6, 2012, the aggregate market value of the voting stock held by non-affiliates of the Company was $1,043,302, which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of January 6, 2012, the Company had 565,988,243 shares of Common Stock issued and outstanding, and 2,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

		Page

	PART I

Item 1.	Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Consolidated Financial Statements	11
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 9A.	Controls and Procedures	22

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	23
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions and Director Independence	26
Item 14.	Principal Accountant Fees and Services	26

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	27

	Signatures	27
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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Clearwater, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009.  The Company has since changed the name to Bulova Technologies (Europe) LLC and is developing a Mortar Exchange program to facilitate the needs of NATO member countries.  The Company has leased an apartment in Frankfurt, Germany to facilitate this program.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;
•developments in Iraq, Afghanistan or other geopolitical developments that affect demand for our products and services;
•our ability to hire and retain personnel to meet increasing demand for our services; and
•technological developments that impact purchasing decisions or our competitive position.

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

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•terminate existing contracts;
•reduce the value of existing contracts;
•audit our contract-related costs and fees, including allocated indirect costs; and
•control and potentially prohibit the export of our products.

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

Our government contracts are subject to competitive bidding. We obtain many of our U.S. Government contracts through a competitive bidding process. We may not be able to continue to win competitively awarded contracts. In addition, awarded contracts may not generate sales sufficient to result in our profitability.  We are also subject to risks associated with the following:

•the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;
•the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us;
•design complexity and rapid technological obsolescence; and
•the constant need for design improvement.

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

With our January 1 2009 acquisition of 3Si Holdings, Inc., we assumed a certain amount of indebtedness associated with the business operations acquired.  At September 30, 2011, we had approximately $7.3 million in aggregate principal amount of outstanding debt related to continuing operations.

In addition, at September 30, 2011, we had approximately $1.2 million of indebtedness to shareholders under revolving credit facilities with our Chairman and Chief Executive Officer.

In the future, we may need to increase our borrowings, subject to limitations imposed on us by our debt agreements. Further discussion concerning the scheduled maturity of our outstanding debt, is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources
.
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

Our level of indebtedness has important consequences to us. These consequences may include:

•requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•increasing interest expenses due to higher interest rates on our borrowings that have variable interest rates;

•heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•impacting debt covenants that limit our ability to borrow additional funds, dispose of assets, or repurchase shares of our common stock. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

At September 30, 2011 the Company operated corporate and administrative offices in two leased facilities, one in Clearwater, Florida, approximating 2,400 square feet, and the other in Brandon, Florida, approximating 5,000 square feet.  The Company also leases on a month to month basis, an apartment in Frankfurt Germany to facilitate its European program.

Our government contracting business is located on 261 acres owned by the Company in Mayo, Florida, where we operate a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators.  There are more than 38 buildings on the property consisting of warehouses, storage, and manufacturing facilities.

Item 3. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended September 30, 2011 no matters were presented to our shareholders for approval.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock was traded on the "pink sheets" operated by the National Association of Securities Dealers, Inc., under the trading symbol "TSIH" from January 2, 1987 until April 2005.  Our Common Stock traded on the Over-the-Counter Bulletin Board under the same symbol, but because of our failure to timely file reports pursuant to the Securities Exchange Act of 1934, as amended, we were delisted from trading on the OTCBB. As of the date of this report, our Common Stock is traded again on the “pink sheets” under the trading symbol “BLVT”  We intend to cause an application to be filed to allow us to return to the Bulletin Board once we become current in our filings. However, there can be no assurances that our application will be approved.

The range of closing bid prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending	High	Low

December 31, 2009	$0.70	$0.09
March 31, 2010	0.25	0.06
June 30, 2010	0.20	0.06
September 30, 2010	0.25	0.05

December 31, 2010	$0.08	$0.03
March 31, 2011	0.14	0.04
June 30, 2011	0.07	0.04
September 30, 2011	0.06	0.01

The closing bid price of our Common Stock on January 6, 2012, was $.0037

As of January 6, 2012, there were approximately 1,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2012.

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

Overview:

Starting January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC, The Contract Manufacturing segment produced cable assemblies, circuit boards as well as complete systems, and is accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition.  For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations and has segregated its operating results and presented them separately as a discontinued operation for all periods.  With the Company’s disposal of BT Manufacturing Company LLC, the Company is no longer operating more than one business segment as all efforts of the company are now focused on Department of Defense contracting.

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

Results of operations :

Discontinued Operations

For the year ended September 30, 2011 compared to the year ended September 30, 2010.

The results of operations of BT Manufacturing Company LLC,  reported as discontinued operations reflect a gain of $486,416 for the year ended September 30, 2011 as compared to an operational loss of $3,621,754 and an estimated loss on disposal of $3,550,000 for the year ended September 30, 2010.  The reason for the gain after the discontinuance is primarily a result of over estimating the amount of loss to be incurred.  The only items remaining to be resolved are the ultimate resolution of a small amount of payables and the debt the Company could not get resolved with the disposition.

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2011 of $4,903,292 is a decrease of $6,766,570 when compared to the revenue for the year ended September 30, 2010 of $11,669,862.

Cost of revenues for continuing operations for the year ended September 30, 2011 of $3,136,389 is a decrease of $5,439,745 when compared to the cost of revenues for the year ended September 30, 2010 of $8,576,134.

Gross profit for continuing operations for the year ended September 30, 2011 of $1,766,903 is a decrease of $1,326,825 when compared to the gross profit for the year ended September 30, 2010 of $3,093,728.

Selling and administrative expenses for continuing operations for the year ended September 30, 2011 of $5,475,857 is an increase of $1,071,986 when compared to selling and administrative expense for the year ended September 30, 2010 of $4,403,871.

Stock based compensation for continuing operations for the year ended September 30, 2011 of $3,020,055 is an increase of $2,436,009 when compared to stock based compensation for the year ended September 30, 2010 of $584,046.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2011 of $2,141,931 is an increase of $1,516,202 when compared to depreciation and amortization for the year ended September 30, 2010 of $625,729.  The increase relates primarily to the amortization of debt discounts and loan costs associated with new debt incurred during the current fiscal year

Interest expense for continuing operations for the year ended September 30, 2011 of $1,012,163 is an increase of $280,255 when compared to interest expense for the year ended September 30, 2010 of $731,908 and is due to increased debt incurred during the current fiscal year.

Other income for the year ended September 30, 2011 of $1,273,735 is primarily the result of a dispute settlement in favor of the Company in the amount of $1,272,545.

The Company’s net loss from continuing operations for the year ended September 30, 2011 of $8,609,368 is an increase of $5,357,483 when compared to the net loss for the year ended September 30, 2010 of $3,251,885.  This increase in net loss is due primarily to the amortization of debt discounts and stock based compensation.

Liquidity and capital resources:

As of September 30, 2011, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2011, we had $169,499 in cash and cash equivalents.

Cash flows used in operating activities was $2,355,206 for the year ended September 30, 2011.  Continuing operations used cash flows of $2,239,035, while discontinued operations used $116,171.

Cash flows used in investing activities was $234,180 for the year ended September 30, 2011, and was all used by continuing operations.

Cash flows from financing activities were $2,746,280 for the year ended September 30, 2011, and was all provided by continuing operations.  Cash flows provided by continuing operations consisted primarily of new debt in the amount of $3,581,500, and proceeds from sale of stock in the amount of $633,000.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2011, the Company had net operating loss carry forwards (NOLs) of approximately $17.3 million for federal income tax purposes that will begin to expire between the years of 2019 and 2027. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Drake & Klein CPAs
2451 McMullen Booth Rd., Suite 210
Clearwater, FL  33759

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bulova Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Drake & Klein CPAs

Drake & Klein CPAs
Clearwater, Florida

January 13, 2012

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010

ASSETS

Cash and cash equivalents	$169,499	$12,605
Accounts receivable	228,085	451,793
Contract claim receivable	-	-
Inventory	685,226	1,240,031
Other current assets	130,826	-
Current assets from discontinued operations	-	1,305,707

Total Current Assets	1,213,636	3,010,136

Property, plant and equipment	2,545,258	2,501,704
Investments	1,791,855	1,766,855
Other assets	107,618	548,748
Non-current assets from discontinued operations	-	2,594,707

	$5,658,367	$10,422,150

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$203,769	$231,365
Accrued expenses	6,416,831	6,451,243
Advance payments and billings in excess of cost	883,504	1,451,287
Current portion of long term debt	5,365,245	2,941,376
Current liabilities from discontinued operations	1,934,588	5,277,590

Total current liabilities	14,803,937	16,352,861

Shareholder loans and accrued interest	185,392	4,409,469
Long term debt, net of current portion–	1,268,925	1,396,022
Non-current liabilities associated with assets held for sale	-	1,160,000

	16,258,254	23,318,352

Commitments and contingencies	-	-

Shareholders’ deficit
Common stock, $.001 par; authorized 1,000,000,000 shares, 438,138,975 and 81,902,405 issued and outstanding at September 30, 2011 and 2010	438,139	81,902
Additional paid in Capital in excess of par	18,065,442	8,002,412
Retained earnings (deficit)	(29,103,468)	(20,980,516)

	(10,599,887)	(12,896,202)

	$5,658,367	$10,422,150

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010

Revenues	$4,903,292	$11,669,862
Cost of revenues	3,136,389	8,576,134

Gross profit	$1,766,903	3,093,728

Selling and administrative expenses	5,475,857	4,403,871
Stock based compensation	3,020,055	584,046
Depreciation and amortization expense	2,141,931	625,729
Interest expense	1,012,163	731,908

Total expenses	11,650,006	6,345,554

Loss from operations	(9,883,103)	(3,251,826)

Other income (expense)
Other income (expense)	1,273,735	(59)

Loss from continuing operations before income taxes	(8,609,368)	(3,251,885)

Income tax expense	-	-

Loss from continuing operations	(8,609,368)	(3,251,885)
Gain (loss) from discontinued operations, net of tax	486,416	(7,171,754)

Net loss	$(8,122,952)	$(10,423,639)

Basic and diluted net loss per common share
Loss from continuing operations	$(.033)	$(041)
Loss from discontinued operations	.002	(.091)
Net loss	$(.031)	$(.132)
Weighted average common shares, basic and diluted	259,784,348	78,530,187

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,122,952)	$(10,423,639)
(Gain) loss from discontinued operations	(486,416)	7,171,754
Loss from continuing operations	(8,609,368)	(3,251,885)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	2,141,931	625,729
Recognition of deferred revenue	-	(136,349)
Stock based compensation	3,020,055	584,046
Changes in operating assets and liabilities
Accounts receivable	223,708	61,907
Inventory	554,805	64,758
Prepaid expenses and other assets	721,625	81,814
Accounts payable and accrued expenses	275,992	4,615,968
Advance payments and billings in excess of costs	(567,783)	(2,876,659)

Net cash flows from operating activities – continuing operations	(2,239,035)	(230,671)
Net cash flows from operating activities – discontinued operations	(116,171)	(1,716,871)
Net cash flows from operating activities	(2,355,206)	(1,947,542)

Cash flows from investing activities:
Cash disposed of in business disposition	-	(42,853)
Investments in multiple companies	(25,000)	(256,545)
Purchase of property and equipment	(209,180)	(4,573)
Net cash flows from investing activities – continuing operations	(234,180)	(303,971)
Net cash flows from investing activities – discontinued operations	-	(257,057)
Net cash flows from investing activities	(234,180)	(561,028)

Cash flows from financing activities
Shareholder advances	667,154	404,126
Repayment of Shareholder loans	(1,205,736)	-
Increases in long term debt	3,581,500	2,000,000
Repayments of long term debt	(929,638)	(111,795)
Proceeds from sale of stock	633,000

Net cash flows from financing activities – continuing operations	2,746,280	2,292,331
Net cash flows from financing activities – discontinued operations		159,549
Net cash flows from financing activities	2,746,280	2,451,880

Increase (decrease) in cash and cash equivalents	156,894	(56,690)
Cash and cash equivalents, beginning	12,605	69,295

Cash and cash equivalents, ending	$169,499	$12,605
Cash paid for interest	$305,312	$550,161
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

•	October 16,2009, the Company issued 249,999 shares of common stock to acquire Cybercare

•	November 24, 2009, the Company issued 2,100,000 shares of common stock in satisfaction of debt to unrelated parties

•	December 16, 2009, the Company issued 2,500,000 shares of common stock to securitized debt

•	December 22, 2009, the Company issued warrants to acquire 2,500,000 shares of common stock in conjunction with the acquisition of new debt

•	December 22, 2009, the Company incurred debt in the amount of $1,672,451 to acquire equipment and settle a related party lease

•	January 20, 2010, the Company issued 2,000,000 shares to securitize debt and recorded it as stock based compensation

•	February 8, 2010, the Company issued 850,000 shares to various individuals as stock based compensation

•	June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT).

•	During the month of August 2010 – the Company issued 1,849,496 shares to various individuals as stock based compensation

•	October 29, 2010, the Company issued 45,000,000 shares of common stock for interest accrued on related party debt

•	November 5, 2010, the Company issued warrants to acquire 1,600,000 shares of common stock in conjunction with the acquisition of new debt

•	February 4, 2011, the Company issued warrants to acquire 1,000,000 shares of common stock in conjunction with the acquisition of new convertible debt

•	March 22, 2011, the Company issued warrants to acquire 1,300,000 shares of common stock in conjunction with the acquisition of new debt

•	May 25, 2011, the Company issued warrants to acquire 3,000,000 shares of common stock in conjunction with the acquisition of new debt

•	June 23, 2011, the Company issued warrants to acquire 1,800,000 shares of common stock in conjunction with the acquisition of new debt

•	July 14, 2011, the Company issued warrants to acquire 2,300,000 shares of common stock in conjunction with the acquisition of new debt

•	August 1, 2011, the Company issued warrants to acquire 3,000,000 shares of common stock in conjunction with the acquisition of new debt

•	August 9, 2011, the Company issued warrants to acquire 5,850,000 shares of common stock in conjunction with the acquisition of new debt

•	August 30, 2011, the Company issued warrants to acquire 2,574,000 shares of common stock in conjunction with the acquisition of new debt

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Treasury Stock	Total
Balances, September 30, 2009	72,355,910	$72,355	$6,407,159	$(10,556,877)	$(38,184)	$(4,115,547)
Issuance of shares to acquire Cybercare	249,999	250	102,250			102,500
Issuance of shares in satisfaction of debt	2,100,000	2,100	422,900			425,000
Issuance of shares for securitization of debt	2,500,000	2,500	272,500			275,000
Issuance of warrants associated with new debt			256,438			256,438
Issuance of shares for securitization of debt	2,000,000	2,000	338,000			340,000
Issuance of shares as stock based compensation	850,000	850	92,650			93,500
Issuance of shares as stock based compensation	1,849,496	1,850	148,696			150,546
Cancellation of treasury shares	(3,000)	(3)	(38,181)		38,184	-
Net loss for the year ended September 30, 2010				(10,423,639)		(10,423,639)
Balances, September 30, 2010	81,902,405	$81,902	$8,002,412	$(20,980,516)	$-	$(12,896,202)

Issuance of shares for services	2,328,156	2,328	124,310			126,638
Issuance of shares associated with related party debt	51,659,181	51,659	864,590			916,249
Issuance of shares from sales	5,379,385	5,380	384,620			390,000
Issuance of warrants and convertible debt			93,730			93,730
Issuance of shares for services	5,490,444	5,491	453,657			459,148
Issuance of shares in satisfaction of debt	6,000,000	6,000	119,000			125,000
Issuance of shares from sales	13,422,222	13,422	229,578			243,000
Issuance of warrants and convertible debt			645,971			645,971
Issuance of shares associated with related party debt	199,395,376	199,395	1,794,558			1,993,953
Issuance of shares for services	30,766,775	30,767	1,805,502			1,836,269
Issuance of shares to securitize debt	10,000,000	10,000	588,000			598,000
Issuance of shares associated with new debt	9,000,000	9,000	513,000			522,000
Issuance of warrants and convertible debt			1,861,329			1,861,329
Issuance of shares associated with related party debt	20,000,000	20,000	180,000			200,000
Issuance of shares in satisfaction of debt	2,795,031	2,795	24,205			27,000
Issuance of warrants and convertible debt			380,980			380,980
Net loss for the year ended September 30, 2011				(8,122,952)		(8,122,952)
Balances, September 30, 2011	438,138,975	$438,139	$18,065,442	$(29,103,468)	$-	$(10,599,887)

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

2.     Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2011 and 2010.  All material intercompany transactions have been eliminated.

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

Bulovatech Labs, Inc., prior to its disposal was located in Clearwater, Florida.  This entity was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries.  Subsequent to its formation Bulovatech Labs, Inc. made various loans and investments in both private and public companies.  On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and 2010, and the results of operations and cash flows for the years ended September 30, 2011 and 2010.

Subsequent Events

The Company has evaluated subsequent events through January 13, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s acquisition of 3Si Holdings, Inc. in January of 2009, the Company operated in two business segments, government contracting and contract manufacturing.  With the Company’s disposal of BT Manufacturing Company LLC, the Company is no longer operating more than one business segment as all efforts of the company are now focused on Department of Defense contracting.

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

The breakdown of inventory at September 30, 2011 and 2010 is as follows:

	September 30,	September 30,
	2011	2010
Finished goods	$-	$14,733
Work in process	96,000	106,119
Materials and supplies	589,226	2,153,992

Total inventory	685,226	2,274,844
Less inventory classified as discontinued operations	-	(1,034,813)

Total inventory of continuing operations	$685,226	$1,240,031

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

Property, plant and equipment are comprised of the following at September 30, 2011 and 2010

	As of September 30,
	2011	2010
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	698,759	3,214,054
Funiture and fixtures	44,735	98,081
Leasehold improvements	-	234,489

	3,138,688	5,941,818
Less accumulated depreciation	(593,430)	(1,037,123)

Net property, plant and equipment	2,545,258	4,904,695
Less property, plant and equipment from discontinued operations	-	(2,402,991)

Net property, plant and equipment of continuing operations	$2,545,258	$2,501,704

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

The Company has certain contracts with the U.S. Government that have been funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.

Cost of Revenues

The costs of revenues include direct materials and labor costs, and indirect labor associated with production and shipping costs.

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. Advertising expenses for the years ended September 30, 2011 and 2010 were $ -0- and $29,904, respectively.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2011, there were 24,924,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

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

4. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at September 30, 2011 and September 30, 2010 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

Summarized operating resultes for discontinued operations is as follows:

	Year Ended
	September 30,
	2011	2010

Revenue	$254,004	$1,932,807
Cost of Sales	(152,403)	(1,734,195)
Gross profit	101,601	198,612
Operating expenses	(542,802)	(3,892,724)
Other income	927,617	72,358
Income (loss) from operations	486,416	(3,621,754)
Loss on disposal of discontinued operations	-	(3,550,000)
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$486,416	$(7,171,754)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	September 30,
	2011	2010

Accounts receivable	$-	$232,630
Inventory	-	1,034,813
Other current assets	-	38,264
Total current assets from discontinued operations	-	1,305,707
Property plant and equipment - net	-	2,402,991
Other assets	-	191,716
Total assets from discontinued operations	$-	$3,900,414

Accounts payable and accrued expenses	$273,705	$1,055,590
Current portion of long-term debt	1,660,883	672,000
Provision for loss on disposal of business segment	-	3,550,000
Total current liabilities associated with discontinued operations	1,934,588	5,277,590
Long term debt, net of current portion	-	1,160,000
Total liabilities associated with discontinued operations	$1,934,588	$6,437,590

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

The Level 2 Equity Investments represent the carrying value of the stock received in the transaction. The Level 2 loans represent the amount of the loan receivable from Bulovatech Labs.

At September 30, 2011 the cost and fair values of the investments were as follows:

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

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of September 30, 2011 and September 30, 2010 are $ 883,504 and $1,041,516 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of September 2011 and September 30, 2010.

At September 30, 2011, the Company has included in accrued expenses an amount of approximately $6,100,000 relative to a contract performance dispute with the US Government. The Company has filed claims pursuant to this dispute with the government to recover all or substantially all of the expenses provided for in this accrual. There can be no assurance with respect to the outcome of this litigation.

7. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2011	September 30, 2010
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at June 30, 2011.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at June 30, 2011. Final payment is due on March 10, 2021.	532,000	588,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at June 30, 2011. Final payment is due on December 1, 2020.	799,283	860,365

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	59,463	64,032

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	1,660,883	1,832,000

Note payable to GovFunding, LLC, dated December 22, 2009,in the amount of $2,000,000 bearing interest at 22%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,800,000 at June 30, 2011 On February 4, 2011, this note was refinanced in a new convertible note.	-	2,000,000

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 net of debt discount of $202,354, bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at June 30, 2011. Final payment is due January 31, 2012.	2,955,646	-

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the original amount of $75,000, current balance net of debt discount of $6,141, bearing interest at 8%. with a maturity date of December 2, 2011.	41,859	-

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	7,924	-

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	500,000	-

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $5,703, bearing interest at 8%. with a maturity date of January 4, 2012.	36,797	-

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $7,459, bearing interest at 8%. with a maturity date of March 1, 2012.	27,541	-

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000 net of debt discount of $73,427, bearing interest at 18%. with a maturity date of April 30, 2012.	146,573	-

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000 net of debt discount of $54,054, bearing interest at 18%. with a maturity date of June 30, 2012.	78,946	-

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011.	105,000	-

Insurance premium financing agreement with Flat Iron Capital dated July 26, 2011 in the original amount of $14,224, bearing interest at 7.4%, payable in monthly installments of $1,251 per month, final payment due May 26, 2012	9,737	-

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000 net of debt discount of $65,792, bearing interest at 18%. with a maturity date of April 30, 2012.	62,208	-

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000 net of debt discount of $137,135, bearing interest at 18%. with a maturity date of June 30, 2012.	112,865	-

Convertible Note payable to Asher Enterprises, Inc. dated August 19, 2011 in the original amount of $43,000 net of debt discount of $16,416, bearing interest at 8%. with a maturity date of May 22, 2012	26,584	-

Note payable to The David J Keehan Trust dated July 11, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	100,000	-

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	100,000	-

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $50,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	50,000	-

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000 net of debt discount of $53,256, bearing interest at 18%. with a maturity date of June 30, 2012.	56,744	-
	8,295,053	6,169,398
Less current portion pertaining to continuing operations	(5,365,245)	(2,941,376)
Less current portion associated with discontinued operations	(1,660,883)	(672,000)
Less long term portion associated with discontinued operations	-	(1,160,000)
	$1,268,925	$1,396,022

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2011 are as follows:

Period ended September 30,
2012	$7,026,128
2013	127,286
2014	133,203
2015	139,610
2016	146,550
Thereafter	722,276
$8,295,053

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

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company's common stock.  For income tax purposes this transaction has been treated as a tax free reorganization under the provisions of Section 368A of the Internal Revenue Code.  3SI Holdings had various net operating loss carry over’s. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company.  These net operating loss carry-overs are included in the deferred tax asset of the Company.

The income tax provision consists of the following for the years ending September 30 2011 and 2010:

	9/30/2011	9/30/2010
Current
Federal	$-	$-
State	-	-

Deferred - Continuing Operations
Federal	-	-
State	-	-
	$-	$-

Deferred - Discontinued Operations
Federal	-	-
State	-	-
	$-	$-

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2008 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed  the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company's  history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased  accordingly to offset the entire deferred tax asset.

As of September 30, 2011 the Company had federal net operating loss carry forwards of approximately $17,344,000 and Florida net operating loss carry forwards of approximately $17,245,000. The federal net operating loss carry forwards will expire in 2020 through 2030 and state net operating loss carry forwards that will expire in 2028 through 2030.

The components of deferred tax assets and liabilities as of September 30, 2011 and 2010 is as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carry forwards	$-	$6,522,961
Property & Equipment		(33,936)
Accrued Comp	225,780
Accrued Interest	-
Accrued Marketing Fee	18,254
Share based Compensation	-	1,548,695
Estimated Loss - Segment Disposal	-
	244,034	8,037,721

Valuation Allowance	(244,034)	(8,037,721)
Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-
Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-
Less: current net deferred tax asset (liability)	-	-
Net non-current deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2010	$5,704,014
September 30, 2011	8,281,754

Increase in valuation allowance	$2,577,740

The Company increased the valuation allowance by approximately $2,578,000 in the period ending September 30, 2011. The valuation allowance was increased  to offset the current year net operating loss and other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2011	9/30/2010

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2011, the tax returns for the Company for the years ending 2009 through 2011 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

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

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida, and an apartment in Frankfurt, Germany on a month to month basis.  During the quarter ended September 30, 2011, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012  The Brandon location is leased for a base monthly rental of $17,275 increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

Total rent expense for the year ended September 30, 2011, was approximately $338,519.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2011 are as follows:

Period ended September 30
2012	$254,319
2013	207,300
2014	207,300
2015	207,300
2016	207,300
Thereafter	2,332,125
$3,415,644

10.   Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC had a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011.  Pursuant to the terms of the agreement, Ramal received a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC.  Subsequent to the expiration of this marketing agreement, the marketing fee of 4% is now paid to Stephen Gurba as a part of his compensation package.

The Company has received loans from the two (2) major shareholders totaling $1,627,385 and $4,409,469 as of June 30, 2011 and September 30, 2010 respectively.  These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest. During the year ended September 30, 2011, the Company issued 226,054,557 shares of common stock in exchange for $2,565,202 of shareholder loans.

On October 29, 2010 the Company issued each of the two major shareholders 22,500,000 shares of stock as payment on interest accrued to date and for an estimate of the interest that will accrue on their respective loans through 2011.

On July 12, 2011 John Stanton resigned as Chairman, Director and Chief Financial Officer of the Company.  Stephen L. Gurba was appointed Chairman of the Board and Frank W. Barker, Jr. was appointed Chief Financial Officer.

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

On February 3, 2011 the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 (one billion)

On February 4, 2011 the Company issued convertible debt in the amount of $3,158,000 with detachable warrants.  These warrants provide for the purchase of 1,000,000 shares of the Company’s stock at $.08 per share for a period of 5 years.  The warrants and the beneficial conversion feature of this note had a fair value of $593,783 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

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

On March 31, 2011, the Company issued convertible debt in the amount of $42,500.  The beneficial conversion feature of this note had a fair value of $16,575 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months

On April 4, 2011, the Company issued 746,775 shares to various individuals for service

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

On May 16, 2011 the Company issued 9,000,000 shares in conjunction with new debt

On May 25, 2011 the Company issued convertible debt in the amount of $220,000 with detachable warrants.  These warrants provide for the purchase of 3,000,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants and the beneficial conversion feature of this note had a fair value of $117,552 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

On May 26, 2011, the Company issued convertible debt in the amount of $35,000.  The beneficial conversion feature of this note had a fair value of $16,650 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months

On June 23, 2011 the Company issued convertible debt in the amount of $133,000 with detachable warrants.  These warrants provide for the purchase of 1,800,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants and the beneficial conversion feature of this note had a fair value of $73,584 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 12 months.

On July 14, 2011 the Company issued debt in the amount of $105,000 with detachable warrants.  These warrants provide for the purchase of 2,300,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants had a fair value of $54,861 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 1 month.

On August 1, 2011 the Company issued convertible debt in the amount of $128,000 with detachable warrants.  These warrants provide for the purchase of 3,000,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants and the beneficial conversion feature of this note had a fair value of $84,325 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 9 months.

On August 9, 2011 the Company issued convertible debt in the amount of $250,000 with detachable warrants.  These warrants provide for the purchase of 5,850,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants and the beneficial conversion feature of this note had a fair value of $163,161 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 12 months.

On August 9, 2011 the Company issued debt in the amount of $110,000 with detachable warrants.  These warrants provide for the purchase of 2,574,000 shares of the Company’s stock at $.01 per share for a period of 5 years.  The warrants had a fair value of $59,282 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months.

On August 19, 2011, the Company issued convertible debt in the amount of $43,000.  The beneficial conversion feature of this note had a fair value of $19,350 at the time of issuance which is accounted for as a discount to the debt and amortized over the life of the debt which is 10 months

On August 19, 2011 the Company issued 20,000,000 shares as a conversion of related party debt in the amount of $200,000.

On September 7, 2011 the Company issued 652,174 shares as a conversion of debt in the amount of $12,000

On September 23, 2011 the Company issued 2,142,857 shares as a conversion of debt in the amount of $15,000

12. Subsequent Events

Subsequent to September 30, 2011, the Company issued additional shares of its common stock as follows:

October 2011 –8,896,394 shares issued as conversion of debt

October 2011 – 500,000 shares issued for services

November 2011 – 10,268,342 shares issued to various individuals

November 2011 – 5,352,941 shares issued as conversion of debt

December 2011 – 12,831,591 shares issued as conversion of debt

December 2011 – 90,000,000 shares issued as conversion of related party debt

In November 2011, the Company amended its Articles of Incorporation to create a class of Preferred Stock with an authorization of 2,000,000,000 shares, all of which were issued to our Chairman of the Board.

In November 2011, the Company increased its authorization of common shares to 2,000,000,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Board of Directors and the Company’s auditors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2011:

Name	Age	Office Held
Stephen L. Gurba	55	Chairman of the Board. Chief Executive Officer and President

Frank W. Barker, Jr.	56	Chief Financial Officer

Craig S. Schnee	63	Secretary and General Counsel

Our bylaws provide that the number of members of our board of directors shall have up to (5) members. Our current number of directors is one (2).  Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors

The following is a biographical summary of the business experience of our directors and executive officers:

Stephen L. Gurba is our Chairman of the Board, Chief Executive Officer and President.  Mr. Gurba has over 34 years of experience in the design, development, production, and management of complex systems for the defense ammunition industry as well as commercial products.  His experience has included responsibility for companies with sales of up to $300 million annually and employing as many as 2000 employees.  Mr. Gurba has previously held the position of Senior Vice President of General Defense Corporation Vice President of Marketing for Olin Ordnance, President of Valentec International Corporation, President and CEO of National Manufacturing Corporation, and President, CEO, and Owner of Bulova Technologies, LLC.  Mr. Gurba received a BA in Mathematics & Natural Science in 1978, an MBA in Executive Management and Administration in 1988, and a PhD in Business administration in 1991.

Frank W. Barker, Jr. is our Treasurer and Chief Financial Officer.  Mr. Barker is a Certified Public Accountant licensed to practice in the State of Florida, and has been in practice since 1978. He was co-founder of the accounting firm of Peel, Barker, Schatzel and Wells, PA in 1979, and went on to form the consulting firm of Frank W. Barker, Jr., CPA in 1993. Mr. Barker has over 33 years of experience covering a broad spectrum of industries, and has served in various capacities as an independent consultant as well as a chief financial officer for both public and private companies. Mr. Barker received a Bachelor of Arts in Accounting and Finance from the University of South Florida, Tampa in 1978.

Craig S Schnee is Secretary and General Counsel.  Mr. Schnee has served as a Senior Executive for Mr. Gurba's Management Team for more than two decades, holding the positions of Secretary, General Counsel, Senior Vice President of the Parent Company, and President of several operating subsidiaries engaged in Defense, Commercial and Retail Sales, respectively. He holds a J.D. from the University of Virginia and an MBA from the University of Pennsylvania.

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

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2010	$367,362	$-	$2,000	$-	$-	$-	$-	$369,362
Chief Executive Officer and President (1)	2011	$507,416	$-	$10,000	$-	$-	$-	$-	$517,416

Craig S Schnee	2010	$220,000	$-	$-	$-	$-	$-	$-	$220,000
Secretary and General Counsel	2011	$220,000	$-	$7,000	$-	$-	$-	$-	$227,000

Frank W. Barker, Jr,	2010	$89,850	$-	$-	$-	$-	$-	$-	$89,850
Chief Financial Officer (1)	2011	$156,000	$-	$12,000	$-	$-	$-	$-	$168,000

John D. Stanton, Chairman of the Board	2010	$240,000	$-	$-	$-	$-	$-	$-	$240,000
and Principal Financial Officer (1) (2)	2011	$180,000	$-	$-	$-	$-	$-	$-	$180,000

		$1,980,628	$-	$31,000	$-	$-	$-	$-	$2,011,628

(1) – On July 12, 2011 John Stanton resigned as Chairman, Director and Chief Financial Officer of the Company.  Stephen L. Gurba was appointed Chairman of the Board and Frank W. Barker, Jr. was appointed Chief Financial Officer at that time..

(2) – Mr. Stanton’s compensation was accrued at $20,000 per month; none of the compensation for 2011 and 2010 has been paid.

(3) – Common stock awards are stated at the amount reported as taxable income to the recipients using a par value of $.001 per share as these stock certificates bare a restrictive legend limiting their marketability.

The following table summarizes that the Company does not have any Outstanding Equity Awards at fiscal year ended September 30, 2011

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options, # Exercisable	Number of Securities Underlying Unexercised Options, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Stephen L. Gurba	-	-	-	$-	-	-	$-	-	-
Frank W. Barker, Jr.	-	-	-	$-	-	-	$-	-	-
John D. Stanton	-	-	-	$-	-	-	$-	-	-

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

John D. Stanton	$-	-	-	-	$-	$-	$-
Stephen L. Gurba	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.  Directors do not receive any form of compensation.

Stephen L. Gurba has a five year employment contract with the Company dated January 1, 2011, providing for an annual salary of $386,000, a monthly bonus of 4% of sales and various fringe benefits.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 438,138,975 shares of common stock outstanding on September 30, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	John D. Stanton	126,193,033 (1)	28.8%
	19337 US Hwy 19, Suite 525.
	Clearwater, Fl 33764

Common Stock	Stephen L. and Evelyn Gurba	146,052,343 (2)	33.3%
	19337 US Hwy 19, Suite 525
	Clearwater, Fl 33764

Common Stock	Craig S. Schnee	7,000,000	1.6%
	19337 US Hwy 19, Suite 525
	Clearwater, Fl 33764

Common Stock	Frank W. Barker, Jr.	12,000,000	2.7%
	19337 US Hwy 19, Suite 525
	Clearwater, Fl 33764
(1)  Includes 1,000,000 shares in the name of Mr. Stanton’s minor children

(2) Includes 4,000,000 shares issued in the name of Stephen L and Evelyn Gurba, but being held as security for a loan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, our Chief Executive Officer and a shareholder of the Company for $65,000 per month.  In December 2009, the Company purchased the equipment under this lease cancelling any future obligation under this lease from that point forward.  That equipment has since been disposed of in the closing of BT Manufacturing.

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

Bulova Technologies Ordnance Systems LLC had a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011.  Pursuant to the terms of the agreement, Ramal receives a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC.

The Company has received loans from the two (2) major shareholders in the amount of $1,160,053 and $4,409,469 as of September 30, 2011 and 2010, respectively.  These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest.

Item 14. Principal Accountant Fees and Services

On January 1 2012, the audit firm of Randall N. Drake CPA, PA changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

(1) Audit Fees

 The aggregate fees billed for each of the last two fiscal years for professional services rendered by the aforementioned firm; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$39,200
2010	$56,880

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0.00
2010	$0.00

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0.00
2010	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0.00
2010	$0.00

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:
	10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*)

	10.2	Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010.

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, INC.
By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	January 13, 2012
Stephen L. Gurba
Principal Executive Officer

/s/ Frank W. Barker, Jr.	January 13, 2012
Frank W. Barker, Jr.
Principal Financial Officer