Form 10-K/A
period 2011-09-30
Bulova Technologies Group, Inc.
filed 2012-02-03
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as initially filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2012, in response to comments by the Securities and Exchange Commission to amend and restate Item 9a. Controls and Procedures, of the original report, and to correct a signature on page 38 of the report.  Accordingly, Item 9a. Controls and Procedures have been restated and the signature page has been updated.

No other changes have been made to the Form 10-K.  This form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal officer.

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The management of Bulova Technologies Group, Inc. is responsible for establishing and maintaining adequate internal control over our financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

/s/ Stephen L. Gurba	February 3, 2012
Stephen L. Gurba
Principal Executive Officer

/s/ Frank W. Barker, Jr.	February 3, 2012
Frank W. Barker, Jr.
Principal Financial and Accounting Officer