Form 10-Q
period 2011-12-31
Bulova Technologies Group, Inc.
filed 2012-02-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of February 12, 2012 the Company had 873,238,243 shares of Common Stock and 2,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 4. Controls and Procedures	9

PART II – OTHER INFORMATION

Item 6. Exhibits	10

Signatures	10

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	September 30,
	(unaudited)	2011
ASSETS

Cash and equivalents	$25,146	$169,499
Accounts receivable	223,380	228,085
Contract claim receivable	-	-
Inventory	814,154	685,226
Other current assets	16,695	130,826

Total current assets	1,079,375	1,213,636

Property, plant and equipment	2,502,378	2,545,258
Investments	1,791,855	1,791,855
Other assets	76,728	107,618

Total Assets	$5,450,336	$5,658,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$718,487	$203,769
Accrued expenses	6,597,360	6,416,831
Advance payments and billings in excess of cost	512,524	883,504
Current portion of long term debt	5,587,691	5,365,245
Current liabilities associated with discontinued operations	1,957,425	1,934,588

Total current liabilities	15,373,487	14,803,937

Shareholder loans and accrued interest	195,393	185,392
Long term debt, net of current portion	1,244,244	1,268,925

Total liabilities	16,813,124	16,258,254

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 2,000,000,000 shares; 2,000,000,000 and -0- issued and outstanding at December 31, 2011 and September 30, 2011	20,000	-
Common stock, $.001 par; authorized 2,000,000,000 shares; 625,988,243 and 438,138,975 issued and outstanding at December 31, 2011 and September 30, 2011	625,988	438,139
Additional paid in capital in excess of par	18,734,703	18,065,442
Retained deficit	(30,743,479)	(29,103,468)

Total shareholders’ deficit	(11,362,788)	(10,599,887)

Total liabilities and shareholders’ equity	$5,450,336	$5,658,367

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	2011	2010

Revenues	$1,282,893	$1,390,678
Cost of revenues	741,625	739,925

Gross profit	541,268	650,753

Selling and administrative expense	929,393	1,282,646
Stock based compensation	37,610	-
Depreciation and amortization expense	926,668	55,235
Interest expense	264,929	220,236

Total expenses	2,158,600	1,558,117

Income (loss) from operations	(1,617,332)	(907,364)

Other income (expense)
Other income	158	1,190

Loss from continuing operations before Income taxes	(1,617,174)	(906,174)

Income tax expense	-	-

Loss from continuing operations	(1,617,174)	(906,174)
Income (loss) from discontinued operations, net of tax	(22,837)	-

Net loss	$(1,640,011)	$(906,174)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.003)	$(.01)
Loss from discontinued operations	-	-
Basic and diluted net income (loss) per share	$(.003)	$(.01)

Weighted average shares used in computing basic and diluted net (loss) per common share	467,867,250	124,827,498

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:
Net loss	$(1,640,011)	$(906,174)
(Income) Loss from discontinued operations	22,837	-
Loss from continuing operations	(1,617,174)	(906,174)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926,668	55,235
Stock based payment for services	37,610	126,638
Changes in operating assets and liabilities
Accounts receivable	4,705	(125,044)
Inventory	(128,928)	233,032
Prepaid expenses and other assets	114,131	61,162
Accounts payable and accrued expenses	695,248	2,611
Advance payments and billings in excess of costs	(370,980)	(163,566)

Net cash flows from operating activities – continuing operations	(338,720)	(716,106)
Net cash flows from operating activities – discontinued operations	-	(111,452)
Net cash flows from operating activities	(338,720)	(827,558)

Cash flows from investing activities:
Investments in multiple companies	-	(25,000)
Purchase of property and equipment	-	-

Net cash flows from investing activities – continuing operations	-	(25,000)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	-	(25,000)

Cash flows from financing activities:
Shareholder advances	165,504	-
Repayment of Shareholder loans	-	(14,883)
Increases in long term debt	65,000	535,000
Repayment of long term debt	(36,137)	(30,915)
Proceeds from sale of stock	-	390,000

Net cash flows from financing activities – continuing operations	194,367	879,202
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	194,367	879,202

Increase (decrease) in cash and cash equivalents	(144,353)	26,644
Cash and cash equivalents, beginning	169,499	12,605

Cash and cash equivalents, ending	$25,146	$39,249

Cash paid for interest	$15,806	$78,383

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

•	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt

•	October 2011, the Company issued 500,000 common shares for services

•	November 2011, the Company issued 10,268,342 common shares to various individuals

•	November 2011, the Company issued 5,352,941 common shares as conversion of debt

•	December 2011, the Company issued 12,831,591 common shares as conversion of debt

•	December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt.

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2011	-	$-	438,138,975	$438,139	$18,065,442	$(29,103,468)	$(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	1,761,024	1,762	15,848		37,610
Issuance of shares to fulfill contractual obligation			9,007,318	9,007	(9,007)		-
Issuance of shares in satisfaction of debt			177,080,926	177,080	630,920		808,000
Issuance of convertible debt					31,500		31,500
Net loss for the three months ended December 31, 2011						(1,640,011)	(1,640,011)
Balances, December 31, 2011	2,000,000,000	$20,000	625,988,243	$625,988	$18,734,703	$(30,743,479)	$(11,362,788)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

2.                 Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2011, has been derived from audited financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for the three months ended December 31, 2011 and 2010.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through February 12, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at December 31, 2011 and September 30, 2011 is as follows:

	December 31,	September 30,
	2011	2011
Finished goods	$-	$-
Work in process	-	96,000
Materials and supplies	814,154	589,226

Total inventory	814,154	685,226
Less inventory classified as discontinued operations	-	-

Total inventory of continuing operations	$814,154	$685,226

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

Property, plant and equipment are comprised of the following at December 31, 2011 and September 30, 2011

	December 31,	September 30,
	2011	2011
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	698,758	698,759
Funiture, fixtures and leasehold improvements	44,735	44,735

	3,138,687	3,138,688
Less accumulated depreciation	(636,309)	(593,430)

Net Property, plant and equipment	2,502,378	2,545,258
Less property, plant and equipment from discontinued operations	-	-

Net property, plant and equipment of continuing operations	$2,502,378	$2,545,258

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  The Company sis not incur any advertising expenses for the three months ended December 31, 2011 and 2010.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2011, there were 24,924,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

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

In accordance with the provisions of Section 9-610 of the Uniform Commercial Code as enacted in the state of New York these cash funds amounting to $3,200,597 were retained by Webster Business Capital Corporation, the secured lender that had acquired the assets pursuant to the Section 9 foreclosure proceedings.  The Company has performed under the contract and is pursuing a claim against the secured lender, Webster Bank, for the recovery of these funds.

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

At December 31, 2011 the cost and fair values of the investments were as follows:

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

Summarized operating resultes for discontinued operations is as follows:

	Three Months Ended
	December 31,
	2011	2010

Revenue	$-	$254,004
Cost of Sales	-	(152,403)
Gross profit	-	101,601
Operating expenses	(22,837)	(533,385)
Other	-	-
Gain (Loss) to be recognized from discontinued operations	(22,837)	(431,784)
Prior provision for operating losses during phase-out period		900,000
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(22,837)	$-

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,	September 30,
	2011	2011

Accounts receivable	$-	$-
Inventory	-	-
Other current assets	-	-
Total current assets held for sale	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$296,542	$273,705
Current portion of long-term debt	1,660,883	1,660,883
Provision for loss on disposal of business segment	-	-
Total current liabilities associated with discontinued operations	1,957,425	1,934,588
Long term debt, net of current portion	-	-
Total liabilities associated with discontinued operations	$1,957,425	$1,934,588

6.  Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”.  Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items.  These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results.  As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.  On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597.  The balances outstanding as of December 31, 2011 and September 30, 2011 are $512,524 and $883,504 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.  The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of December 31, 2011 and September 30, 2011.

7.  Long Term Debt

Long term debt consisted of the following at:

	December 31, 2011	September 30, 2011
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at December 31, 2011.	$825,000	825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at December 31, 2011. Final payment is due on March 10, 2021.	518,000	532,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at December 31, 2011. Final payment is due on December 1, 2020.	789,403	799,283

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	58,725	59,463

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011. This loan is currently in default.	1,660,883	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 net of debt discount of $202,354, bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at December 31, 2011. Final payment is due January 31, 2012.	3,107,000	2,955,646

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the original amount of $75,000, current balance net of debt discount of $6,141, bearing interest at 8%. with a maturity date of December 2, 2011.	-	41,859

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	-	7,924

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	500,000	500,000

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $5,703, bearing interest at 8%. with a maturity date of January 4, 2012.	-	36,797

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $7,459, bearing interest at 8%. with a maturity date of March 1, 2012.	-	27,541

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000 net of debt discount of $41,712, bearing interest at 18%. with a maturity date of April 30, 2012.	178,288	146,573

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000 net of debt discount of $35,904, bearing interest at 18%. with a maturity date of June 30, 2012.	97,096	78,946

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011.	105,000	105,000

Insurance premium financing agreement with Flat Iron Capital dated July 26, 2011 in the original amount of $14,224, bearing interest at 7.4%, payable in monthly installments of $1,251 per month, final payment due May 26, 2012	6,142	9,737

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000 net of debt discount of $37,375, bearing interest at 18%. with a maturity date of April 30, 2012.	90,625	62,208

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000 net of debt discount of $91,090, bearing interest at 18%. with a maturity date of June 30, 2012.	158,910	112,865

Convertible Note payable to Asher Enterprises, Inc. dated August 19, 2011 in the original amount of $43,000 net of debt discount of $9,989, bearing interest at 8%. with a maturity date of May 22, 2012	33,011	26,584

Note payable to The David J Keehan Trust dated July 11, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	100,000	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	100,000	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $50,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	50,000	50,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000 net of debt discount of $35,375, bearing interest at 18%. with a maturity date of June 30, 2012.	74,625	56,744

Convertible Note payable to Asher Enterprises, Inc. dated December 2, 2011 in the original amount of $35,000 net of debt discount of $14,243, bearing interest at 8%. with a maturity date ofSeptember 30, 2012	20,757	-

Convertible Note payable to Asher Enterprises, Inc. dated December 30, 2011 in the original amount of $35,000 net of debt discount of $15,647, bearing interest at 8%. with a maturity date of October 31, 2012	19,353	-
	8,492,818	8,295,053
Less current portion pertaining to continuing operations	-5,587,691	-5,365,245
Less current portion associated with discontinued operations	-1,660,883	-1,660,883
Less long term portion associated with discontinued operations	-	-
	$1,244,244	$1,268,925

Principal maturities of long term debt for the next five years and thereafter as of December 31, 2011 are as follows:

Period ended December 31,
2012	$7,248,574
2013	123,089
2014	128,657
2015	134,687
2016	141,218
Thereafter	716,592
$8,492,818

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2011	9/30/2011

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	$-	$-

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

The Company operates corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida, and a field office in Frankfurt, Germany on a month to month basis.  During the quarter ended December 31, 2011, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012  The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

Total rent expense for the three months ended December 31, 2011 and 2010, was approximately $85,000 and $142,090 respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2011 are as follows:

Period ended December 31
2012	$234,168
2013	207,300
2014	207,300
2015	207,300
2016	207,300
Thereafter	2,280,300
$3,343,668

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

The Company has received loans from the two (2) major shareholders totaling $593,558 and $1,160,053 as of December 31, 2011 and September 30, 2011 respectively.  These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest. During the three months ended December 31, 2011, the Company issued 150,000,000 shares of common stock in exchange for $682,500 of shareholder loans.

On October 29, 2010 the Company issued each of the two major shareholders 22,500,000 shares of stock as payment on interest accrued to date and for an estimate of the interest that will accrue on their respective loans through 2011.

11.  Stockholders’ Equity

Common Shares

In October 2011, the Company issued 8,896,394 shares issued as conversion of debt in the amount of $48,000

In October 2011, the Company issued 500,000 shares issued for services

In November 2011, the Company issued 1,261,024 shares to various individuals

In November 2011, the Company issued 9,007,318 shares to fulfill a contractual obligation associated with a prior issuance. There was no additional consideration received by the Company for the issuance of these shares.

In November 2011, the Company issued 5,352,941 shares as conversion of debt in the amount of $27,000

In December 2011, the Company issued 12,831,591 shares as conversion of debt in the amount of $50,000

In December 2011, the Company issued 90,000,000 shares and authorized an additional 60,000,000 shares issued as conversion of related party debt in the amount of $682,500

In November 2011, the Company amended its Articles of Incorporation to create a class of Preferred Stock with an authorization of 2,000,000,000 shares, all of which were issued to our Chairman of the Board.

In November 2011, the Company increased its authorization of common shares to 2,000,000,000.

Preferred Shares

In November 2011, the Company amended its Articles of Incorporation to create a Preferred Shares class of stock.  The amendment authorizes the Company to issue up to 2,000,000,000 preferred shares, with a par value of $.00001 per share.  The preferred shares have co-voting rights with the outstanding common shares on a one to one basis, so that the common shares and the preferred shares shall vote as though, together they were a single class of stock.  The shares are redeemable by the Corporation at any time, with the permission of the Preferred Shareholders, at 1/1,000,000 of a cent per preferred share.  These preferred shares have no conversion rights, no dividend rights, nor any liquidation preferences.   These shares are not listed on any exchange.

12. Subsequent Events

January 2012 - the Company issued 139,000,000 shares of its common stock for services in conjunction with Bulova Tedchnologies (Europe),

February 2012 - the Company issued 13,250,000 shares of its common stock to various individuals.

February 2012 - the Company issued 95,000,000 shares of its common stock in association with new debt.

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

For the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Discontinued Operations

There only activity to reflect as results from operations of BT Manufacturing Company LLC for the three months ended December 31, 2011 is the accrual of interest on the note that the Company is negotiating to resolve.as there was no other activity relative to this disposed segment during this quarter.

Continuing Operations

The Company’s revenue for continuing operations for the three months ended December 31, 2011 of $1,282,893 is a decrease of $107,785 when compared to the Company’s revenue for the three months ended December 31, 2010 of $1.390.678.

The Company’s cost of sales for continuing operations for the three months ended December 31, 2011 of $741,625 is a slight increase of $1,700 when compared to the Company’s cost of sales for the three months ended December 31, 2010 of $739,925.

The Company’s gross profit for continuing operations for the three months ended December 31, 2011 of $541,268 is a decrease of $109,485 when compared to the Company’s gross profit for the three months ended December 31, 2010 of $650,753.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended December 31, 2011 of $2,120,990 is an increase of $562,873 when compared to the same expenses of $1,558,117 for the three months ended December 31, 2010.  This is due primarily to the large amortization cost associated with debt discounts and beneficial conversion features on debt..  Selling and administrative expenses actually decreased by $353,252 for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010.

The Company’s stock based compensation for continuing operations for the three months ended December 31, 2011 was 37,610.  The Company did not issued stock based compensation for the three months ended December 31, 2010.

The Company’s net loss for continuing operations for the three months ended December 31, 2011 of $1,617,332 is an increase of 709,968 when compared to the Company’s net loss for the three months ended December 31, 2010 of $907,364.

3.	Liquidity and capital resources:

As of December 31, 2011, the Company’s sources of liquidity were new debt and loans from shareholders.

As of December 31, 2011, we had $25,146 in cash and cash equivalents.

Cash flows used in operating activities was $338,720 for the three months ended December 31, 2011.

The Company did not use any resources for activities for the three months ended December 31,2011,

Cash flows from financing activities were $194,367 for the three months ended December 31, 2011.  Cash flows provided by continuing operations consisted primarily of new debt in the amount of $65,000 and shareholder advances in the amount of $165,504.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

     DATED: February 14, 2012