Form 10-Q
period 2012-03-31
Bulova Technologies Group, Inc.
filed 2012-05-15
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	83-0245581 (IRS Employer Identification No.)

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

As of May 7, 2012 the Company had 882,242,638 shares of Common Stock and 2,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012
TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	September 30,
	(unaudited)	2011
ASSETS

Cash and equivalents	$93,261	$169,499
Accounts receivable	148,920	228,085
Contract claim receivable	-	-
Inventory	799,993	685,226
Other current assets	40,283	130,826

Total current assets	1,082,457	1,213,636

Property, plant and equipment	2,459,498	2,545,258
Investments	1,791,855	1,791,855
Other assets	42,617	107,618

Total Assets	$5,376,427	$5,658,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$580,026	$203,769
Accrued expenses	6,427,536	6,416,831
Advance payments and billings in excess of cost	512,524	883,504
Current portion of long term debt	6,775,565	5,365,245
Current liabilities associated with discontinued operations	1,966,262	1,934,588

Total current liabilities	16,261,913	14,803,937

Shareholder loans and accrued interest	140,861	185,392
Long term debt, net of current portion	1,211,087	1,268,925

Total liabilities	17,613,861	16,258,254

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 2,000,000,000 shares; 2,000,000,000 and -0- issued and outstanding at March 31, 2012 and September 30, 2011	20,000	-
Common stock, $.001 par; authorized 2,000,000,000 shares; 878,781,100 and 438,138,975 issued and outstanding at March 31, 2012 and September 30, 2011	878,781	438,139
Additional paid in capital in excess of par	20,009,609	18,065,442
Retained deficit	(33,145,824)	(29,103,468)

Total shareholders’ deficit	(12,237,434)	(10,599,887)

Total liabilities and shareholders’ equity	$5,376,427	$5,658,367

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended		.Six Months Ended
	March 31,		March 31
	2012	2011	2012	2011

Revenues	$638,849	$789,445	$1,921,742	$2,180,123
Cost of revenues	418,813	612,810	1,160,438	1,352,735

Gross profit	220,036	176,635	761,304	827,388

Selling and administrative expense	999,502	1,257,681	1,928,895	2,461,414
Stock based compensation	1,490,074	459,148	1,527,684	585,786
Depreciation and amortization expense	260,089	184,399	1,186,757	239,634
Interest expense	374,879	268,167	639,808	440,678

Total expenses	3,124,544	2,169,395	5,283,144	3,727,512

Income (loss) from operations	(2,904,508)	(1,992,760)	(4,521,840)	(2,900,124)

Other income (expense)
Other income	525,000	-	525,158	1,190

Loss from continuing operations before Income taxes	(2,379,508)	(1,992,760)	(3,996,682)	(2,898,934)

Income tax expense	-	-	-	-

Loss from continuing operations	(2,379,508)	(1,992,760)	(3,996,682)	(2,898,934)
Income (loss) from discontinued operations, net of tax	(22,837)	845,889	(45,674)	414,105

Net loss	$(2,402,345)	$(1,146,871)	$(4,042,356)	$(2,484,829)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.003)	$(.014)	$(.006)	$(.022)
Loss from discontinued operations	-	.006	-	.003
	$(.003)	$(.008)	$(.006)	$(.019)

Weighted average shares used in computing basic and diluted net (loss) per common share	836,878,560	147,372,940	651,214,167	133,002,893

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(4,042,356)	$(2,484,829)
(Income) Loss from discontinued operations	45,674	(414,105)
Loss from continuing operations	(3,996,682)	(2,898,934)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,378,421	239,635
Stock based payment for services	1,527,684	585,786
Changes in operating assets and liabilities
Accounts receivable	79,165	(69,759)
Inventory	(114,767)	297,086
Prepaid expenses and other assets	90,543	87,694
Accounts payable and accrued expenses	386,962	190,737
Advance payments and billings in excess of costs	(370,980)	(163,566)

Net cash flows from operating activities – continuing operations	(1,019,654)	(1,731,321)
Net cash flows from operating activities – discontinued operations	-	(99,330)
Net cash flows from operating activities	(1,019,654)	(1,830,651)

Cash flows from investing activities:
Investments in multiple companies	-	(25,000)
Purchase of property and equipment	-	(3,500)

Net cash flows from investing activities – continuing operations	-	(28,500)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	-	(28,500)

Cash flows from financing activities:
Repayment of Shareholder loans	(51,787)	(113,668)
Increases in long term debt	1,080,000	1,542,000
Repayment of long term debt	(84,797)	(78,971)
Proceeds from sale of stock	-	633,000

Net cash flows from financing activities – continuing operations	943,416	1,982,361
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	943,416	1,982,361

Increase (decrease) in cash and cash equivalents	(76,238)	123,210
Cash and cash equivalents, beginning	169,499	12,605

Cash and cash equivalents, ending	$93,261	$135,815
Cash paid for interest	$48,205	$78,383
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
●	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt
●	October 2011, the Company issued 500,000 common shares for services
●	November 2011, the Company issued 10,268,342 common shares to various individuals
●	November 2011, the Company issued 5,352,941 common shares as conversion of debt
●	December 2011, the Company issued 12,831,591 common shares as conversion of debt
●
December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt 50,000,000 of which were issued in the first quarter of 2012

●	January 2012, the Company issued 151,500,000 common shares for services
●	February 2012 , the Company issued 750,000 common shares for services
●	February 2012, the Company issued 95,000,000 common shares in association with new debt
●	February 2012, the Company issued 2,400,000 common shares as conversion of debt
●	March 2012, the Company issued 3,142,857 common shares as conversion of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OFCHANGES IN STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2011	-	$-	438,138,975	$438,139	$18,065,442	$(29,103,468)	$(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	154,011,024	154,012	506,598		680,610
Issuance of shares without consideration in completion of a prior year transaction			9,007,318	9,007	(9,007)		-
Issuance of shares in satisfaction of debt			182,623,783	182,623	648,377		831,000
Issuance of convertible debt					46,125		46,125
Issuance of shares associated with new debt			95,000,000	95,000	570,000		665,000
Issuance of common stock warrants					182,074		182,074
Net loss for the six months ended March 31, 2012						(4,042,356)	(4,042,356)
Balances, March 31, 2012	2,000,000,000	$20,000	878,781,100	$878,781	$20,009,609	$(33,145,824)	$(12,237,434)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2012 AND 2011
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

Bulovatech Labs, Inc., prior to its disposal was located in Clearwater, Florida. This entity was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three months and six months ended March 31, 2012 and 2011.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through May 11, 2012, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at March 31, 2012 and September 30, 2011 is as follows:

	March 31,	September 30,
	2012	2011
Finished goods	$-	$-
Work in process	-	96,000
Materials and supplies	799,993	589,226

Total inventory	799,993	685,226
Less inventory classified as discontinued operations	-	-

Total inventory of continuing operations	$799,993	$685,226

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 10 to 20 years for buildings and improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value. Depreciation expense for the three and six months ended March 31, 2012 are $42,880 and $85,759, and for the three and six months ended March 31, 2011 are $41,254 and $82,450.

Property, plant and equipment are comprised of the following at March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	698,758	698,759
Funiture, fixtures and leasehold improvements	44,735	44,735

	3,138,687	3,138,688
Less accumulated depreciation	(679,189)	(593,430)

Net Property, plant and equipment	2,459,498	2,545,258
Less property, plant and equipment from discontinued operations	-	-

Net property, plant and equipment of continuing operations	$2,459,498	$2,545,258

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  The Company did not incur any advertising expenses for the six months ended March 31, 2012 and 2011.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2012, there were 124,924,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2012 through the date these financial statements were issued.

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

At March 31, 2012 the cost and fair values of the investments were as follows:

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

Summarized operating resultes for discontinued operations is as follows:

	Six Months Ended
	March 31,
	2012	2011

Revenue	$-	$254,004
Cost of Sales	-	(152,403)
Gross profit	-	101,601
Operating expenses	(45,674)	(497,127)
Other	-	809,631
Gain (Loss) to be recognized from discontinued operations	(45,674)	414,105
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(45,674)	$414,105

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31,	September 30,
	2012	2011

Accounts receivable	$-	$-
Inventory	-	-
Other current assets	-	-
Total current assets held for sale	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$305,379	$273,705
Current portion of long-term debt	1,660,883	1,660,883
Provision for loss on disposal of business segment	-	-
Total current liabilities associated with discontinued operations	1,966,262	1,934,588
Long term debt, net of current portion	-	-
Total liabilities associated with discontinued operations	$1,966,262	$1,934,588

6.              Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”.  Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items.  These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results.  As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.  On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597.  The balances outstanding as of March 31, 2012 and September 30, 2011 are $512,524 and $883,504 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.  The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of March 31, 2012 and September 30, 2011.

7.               Long Term Debt

 Long term debt consisted of the following at:

	March 31, 2012	September 30, 2011
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at March 31, 2012.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at March 31, 2012. Final payment is due on March 10, 2021.	508,666	532,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at March 31, 2012. Final payment is due on December 1, 2020.	769,246	799,283

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	57,218	59,463

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011. This loan is currently in default.	1,660,883	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000, bearing interest at 18. Final payment is due January 31, 2012.	3,158,000	2,955,646

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the original amount of $75,000, current balance net of debt discount of $6,141, bearing interest at 8%. with a maturity date of December 2, 2011.	-	41,859

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	-	7,924

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	500,000

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $5,703, bearing interest at 8%. with a maturity date of January 4, 2012.	-	36,797

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $7,459, bearing interest at 8%. with a maturity date of March 1, 2012.	-	27,541

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000 net of debt discount of $10,342, bearing interest at 18%. with a maturity date of April 30, 2012.	209,658	146,573

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000 net of debt discount of $17,952, bearing interest at 18%. with a maturity date of June 30, 2012.	115,048	78,946

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011.	105,000	105,000

Insurance premium financing agreement with Flat Iron Capital dated July 26, 2011 in the original amount of $14,224, bearing interest at 7.4%, payable in monthly installments of $1,251 per month, final payment due May 26, 2012	2,480	9,737

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000 net of debt discount of $9,266, bearing interest at 18%. with a maturity date of April 30, 2012.	118,734	62,208

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000 net of debt discount of $45,545, bearing interest at 18%. with a maturity date of June 30, 2012.	204,455	112,865

Convertible Note payable to Asher Enterprises, Inc. dated August 19, 2011 in the original amount of $43,000, with a current principal balance of $20,000 net of debt discount of $3,632, bearing interest at 8%. with a maturity date of May 22, 2012	16,368	26,584

Note payable to The David J Keehan Trust dated July 11, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $50,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	50,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000 net of debt discount of $17,687, bearing interest at 18%. with a maturity date of June 30, 2012.	92,313	56,744

Convertible Note payable to Asher Enterprises, Inc. dated December 2, 2011 in the original amount of $35,000 net of debt discount of $9,512, bearing interest at 8%. with a maturity date of September 30, 2012	25,488	-

Convertible Note payable to Asher Enterprises, Inc. dated December 30, 2011 in the original amount of $35,000 net of debt discount of $10,979, bearing interest at 8%. with a maturity date of October 31, 2012	24,021	-

Convertible Note payable to Asher Enterprises, Inc. dated February 21, 2012 in the original amount of $32,500 net of discount of $12,543 bearing interest at 8% with a maturity date of November 21, 2012	19,957	-

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,500,000 as of March 31, 2012. Final payment due May 1, 2012.	1,550,000	-

Note payable to GovFunding LLC dated March 30 2012 in the amount of $100,000, bearing interest at 18%, with a maturity date of June 1, 2012.	100,000	-

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $700,000 as of March 31, 2012. Final payment due August 1, 2012.	85,000	-
	9,647,535	8,295,053
Less current portion pertaining to continuing operations	(6,775,565)	(5,365,245)
Less current portion associated with discontinued operations	(1,660,883)	(1,660,883)
	$1,211,087	1,268,925

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2012 are as follows:

Period ended March 31,
2013	$8,436,448
2014	129,694
2015	135,811
2016	142,435
2017	149,609
Thereafter	653,538
$9,647,535

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	3/31/2012	9/30/2011

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	(37.63)%	(37.63%)
Effective Income Tax Rate	$-	$-

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

Total rent expense for the six months ended March 31, 2012, was approximately $178,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2012 are as follows:

Period ended March 31
2013	$214,017
2014	207,300
2015	207,300
2016	207,300
2017	207,300
Thereafter	2,228,475
$3,271,692

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

The Company has received loans from the two (2) major shareholders totaling $425,766 and $1,160,053 as of March 31, 2012 and September 30, 2011 respectively.  These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest. During the six months ended March 31, 2012, the Company issued 150,000,000 shares of common stock in exchange for $682,500 of shareholder loans.

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

In November 2011, the Company issued 10,268,342 shares to various individuals

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

In January 2012, the Company issued 151,500,000 common shares for services

In February 2012 , the Company issued 750,000 common shares for services

In February 2012, the Company issued 95,000,000 common shares in association with new debt

In February 2012, the Company issued 2,400,000 common shares as conversion of debt

In February 2012 the Company issued ten year warrants to purchase 100,000,000 shares of its common stock with an exercise price of $.05 per share.

In March 2012, the Company issued 3,142,857 common shares as conversion of debt

12.            Subsequent Events

April 2012 – the Company issued 3,461,538 shares of its common stock as conversion of debt

April 2012 – the Company filed and S-8 registration for 80,000,000 common shares to be issued as the Company determines pursuant to the terms of its 2012 Equity Incentive Plan

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2 .              Results of operations:

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Discontinued Operations

The only activity to reflect as results from operations of BT Manufacturing Company LLC for the three months ended March 31, 2012 is the accrual of interest on the note that the Company is negotiating to resolve.as there was no other activity relative to this disposed segment during this quarter.

Continuing Operations

The Company’s revenue for continuing operations for the three months ended March 31, 2012 of $638,849 is a decrease of $150,596 when compared to the Company’s revenue for the three months ended March 31, 2011 of $789,445.

The Company’s cost of sales for continuing operations for the three months ended March 31, 2012 of $418,813 is a decrease of $193,997 when compared to the Company’s cost of sales for the three months ended March 31, 2011 of $612,810.

The Company’s gross profit for continuing operations for the three months ended March 31, 2012 of $220,036 is an increase of $43,401 when compared to the Company’s gross profit for the three months ended March 31, 2011 of $176,635.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended March 31, 2012 of $1,634,470 is a decrease of $75,777 when compared to the same expenses of $1,710,247 for the three months ended March 31, 2011.  This is due primarily to the management of expenses.  Selling and administrative expenses actually decreased by $258,179 for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

The Company’s stock based compensation for continuing operations for the three months ended March 31, 2012 was $1,490,074, and represents an increase of $1,030,926 as compared to the stock based compensation of $459,148 for the three months ended March 31, 2011.

The Company recognized other income in the amount of $525,000 for the three months ended March 31, 2012 pertaining to certain contract settlements negotiated during the quarter..

The Company’s net loss for continuing operations for the three months ended March 31, 2012 of $2,379,508 is an increase of $386,748 when compared to the Company’s net loss for for continuing operations for the three months ended March 31, 2011 of $1,992,760.

For the six months ended March 31, 2012 compared to the six months ended March 31, 2011.

Discontinued Operations

The only activity to reflect as results from operations of BT Manufacturing Company LLC for the six months ended March 31, 2012 is the accrual of interest on the note that the Company is negotiating to resolve.as there was no other activity relative to this disposed segment during this quarter.

Continuing Operations

The Company’s revenue for continuing operations for the six months ended March 31, 2012 of $1,921,742 is a decrease of $258,381 when compared to the Company’s revenue for the six months ended March 31, 2011 of $2,180,123.

The Company’s cost of sales for continuing operations for the six months ended March 31, 2012 of $1,160,438 is a decrease of $192,297 when compared to the Company’s cost of sales for the six months ended March 31, 2011 of $1,352,735

The Company’s gross profit for continuing operations for the six months ended March 31, 2012 of $761,304 is a decrease of $66,084 when compared to the Company’s gross profit for the six months ended March 31, 2011 of $827,388.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the six months ended March 31, 2012 of $3,755,460 is an increase of $613,734 when compared to the same expenses of $3,141,726 for the six months ended March 31, 2011.  This is due primarily to the large amortization cost associated with debt discounts and beneficial conversion features on debt..  Selling and administrative expenses actually decreased by $532,519 for the six months ended March 31, 2012 when compared to the six months ended March 31, 2011.

The Company’s stock based compensation for continuing operations for the six months ended March 31, 2012 was $1,527,684, and represents an increase of $941,898 as compared to the stock based compensation of $585,786 for the six months ended March 31, 2011.

The Company recognized other income in the amount of $525,158 for the six months ended March 31, 2012, which includes two amounts totaling $525,000 pertaining to certain contract settlements negotiated during the six months ended March 31, 2012.

The Company’s net loss for continuing operations for the six months ended March 31, 2012 of $3,996,682 is an increase of $1,097,748 when compared to the Company’s net loss for continuing operations for the six months ended December 31, 2011 of $2,898,934.

3.               Liquidity and capital resources:

As of March 31, 2012, the Company’s sources of liquidity were new debt and loans from shareholders.

As of March 31, 2012, we had $93,261 in cash and cash equivalents.

Cash flows used in operating activities was $1,019,654 for the six months ended March 31, 2012.

The Company did not use any resources for investing activities for the six months ended March 31, 2012,

Cash flows from financing activities were $943,416 for the six months ended March 31, 2012.  Cash flows provided by continuing operations consisted primarily of new debt in the amount of $1,080,000.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

s required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal officer.

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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
DATED: May 15, 2012