Form 10-Q
period 2012-06-30
Bulova Technologies Group, Inc.
filed 2012-08-09
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	83-0245581 (IRS Employer Identification No.)

2409 N. Falkenburg Road
Tampa, FL 33619
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

As of August 7, 2012 the Company had 1,322,945,059 shares of Common Stock and 2,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30, 2011
ASSETS

Cash and equivalents	$33,963	$169,499
Accounts receivable	142,884	228,085
Contract claim receivable	-	-
Inventory	960,650	685,226
Other current assets	51,016	130,826

Total current assets	1,188,513	1,213,636

Property, plant and equipment	2,432,437	2,545,258
Investments	1,791,855	1,791,855
Other assets	37,294	107,618

Total Assets	$5,450,099	$5,658,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$325,073	$203,769
Accrued expenses	6,517,135	6,416,831
Advance payments and billings in excess of cost	512,524	883,504
Current portion of long term debt	8,105,399	5,365,245
Current liabilities associated with discontinued operations	1,989,099	1,934,588

Total current liabilities	17,449,230	14,803,937

Shareholder loans and accrued interest	130,959	185,392
Long term debt, net of current portion	1,174,417	1,268,925

Total liabilities	18,754,606	16,258,254

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 2,000,000,000 shares; 2,000,000,000 and -0- issued and outstanding at June 30, 2012 and September 30, 2011	20,000	-
Common stock, $.001 par; authorized 2,000,000,000 shares; 1,110,809,699 and 438,138,975 issued and outstanding at June 30, 2012 and September 30, 2011	1,110,810	438,139
Additional paid in capital in excess of par	20,689,779	18,065,442
Retained deficit	(35,125,096)	(29,103,468)

Total shareholders’ deficit	(13,304,507)	(10,599,887)

Total liabilities and shareholders’ equity	$5,450,099	$5,658,367

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30
	2012	2011	2012	2011

Revenues	$616,871	$1,612,434	$2,538,613	$3,792,556
Cost of revenues	404,509	857,422	1,564,947	2,210,156

Gross profit	212,362	755,012	973,666	1,582,400

Selling and administrative expense	852,256	1,152,264	2,781,151	3,613,678
Stock based compensation	738,255	2,434,269	2,265,939	3,020,055
Depreciation and amortization expense	489,308	690,877	1,676,065	930,511
Interest expense	89,084	259,003	728,892	699,681

Total expenses	2,168,903	4,536,413	7,452,047	8,263,925

Income (loss) from operations	(1,956,541)	(3,781,401)	(6,478,381)	(6,681,525)

Other income (expense)
Other income	106	-	525,264	1,190

Loss from continuing operations before Income taxes	(1,956,435)	(3,781,401)	(5,953,117)	(6,680,335)

Income tax expense	-	-	-	-

Loss from continuing operations	(1,956,435)	(3,781,401)	(5,953,117)	(6,680,335)
Income (loss) from discontinued operations, net of tax	(22,837)	-	(68,511)	414,105

Net loss	$(1,979,272)	$(3,781,401)	$(6,021,628)	$(6,266,230)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.002)	$(.011)	$(.008)	$(.033)
Income (Loss) from discontinued operations	-	-	-	.002
	$(.002)	$(.011)	$(.008)	$(.031)

Weighted average shares used in computing basic anddiluted net (loss) per common share	966,737,758	341,076,832	756,066,512	203,970,072

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(6,021,628)	$(6,266,230)
(Income) Loss from discontinued operations	68,511	(414,105)
Loss from continuing operations	(5,953,117)	(6,680,335)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,676,065	930,511
Stock based payment for services	2,265,939	3,020,055
Changes in operating assets and liabilities
Accounts receivable	85,201	183,222
Inventory	(275,424)	531,059
Prepaid expenses and other assets	79,810	122,731
Accounts payable and accrued expenses	271,608	4,599
Advance payments and billings in excess of costs	(370,980)	(409,771)

Net cash flows from operating activities – continuing operations	(2,220,898)	(2,297,929)
Net cash flows from operating activities – discontinued operations	-	(99,330)
Net cash flows from operating activities	(2,220,898)	(2,397,259)

Cash flows from investing activities:
Investments in multiple companies	-	(25,000)
Purchase of property and equipment	(1,000)	(3,500)

Net cash flows from investing activities – continuing operations	(1,000)	(28,500)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(1,000)	(28,500)

Cash flows from financing activities:
Repayment of Shareholder loans	(146,063)	(91,250)
Increases in long term debt	2,355,000	2,082,500
Repayment of long term debt	(122,575)	(127,205)
Proceeds from sale of stock	-	633,000

Net cash flows from financing activities – continuing operations	2,086,362	2,497,045
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	2,086,362	2,497,045

Increase (decrease) in cash and cash equivalents	(135,536)	71,286
Cash and cash equivalents, beginning	169,499	12,605

Cash and cash equivalents, ending	$33,963	$83,891
Cash paid for interest	$72,094	$98,578
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

•	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt

•	October 2011, the Company issued 500,000 common shares for services

•	November 2011, the Company issued 10,268,342 common shares to various individuals

•	November 2011, the Company issued 5,352,941 common shares as conversion of debt

•	December 2011, the Company issued 12,831,591 common shares as conversion of debt

•
December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt 50,000,000 of which were issued in the first quarter of 2012

•	January 2012, the Company issued 151,500,000 common shares for services

•	February 2012 , the Company issued 750,000 common shares for services

•	February 2012, the Company issued 95,000,000 common shares in association with new debt

•	February 2012, the Company issued 2,400,000 common shares as conversion of debt

•	March 2012, the Company issued 3,142,857 common shares as conversion of debt

•	April 2012, the Company issued 3,461,538 common shares as conversion of debt

•	April 2012, the Company issued 20,000,000 common shares for services

•	May 2012, the Company issued 25,412,821 common shares for services

•	May 2012, the Company issued 6,360,000 common shares as conversion of debt

•	May 2012, the Company issued 35,000,000 common shares in association with new debt

•	June 2012, the Company issued 75,000,000 common shares in association with new debt

•	June 2012, the Company issued 14,084,507 common shares as conversion of debt

•	June 2012, the Company issued 30,878,777 common shares for services

•	June 2012, the Company issued 21,830,956 common shares as conversion of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2011	-	$-	438,138,975	$438,139	$18,065,442	$(29,103,468)	$(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	230,302,622	230,303	696,232		946,535
Issuance of shares without consideration in completion of a prior year transaction			9,007,318	9,007	(9,007)		-
Issuance of shares in satisfaction of debt			228,360,784	228,361	649,239		877,600
Issuance of convertible debt					123,469		123,469
Issuance of shares associated with new debt			205,000,000	205,000	797,500		1,002,500
Issuance of common stock warrants					366,904		366,904
Net loss for the nine months ended June 30, 2012						(6,021,628)	(6,021,628)
Balances, June 30, 2012	2,000,000,000	$20,000	1,110,809,699	$1,110,810	$20,689,779	$(35,125,096)	$(13,304,507)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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

Bulovatech Labs, Inc., prior to its disposal was located in Clearwater, Florida. This entity was formed to incubate, develop and license commercial applications of technologies pertinent to the defense, alternative energy and healthcare industries. Subsequent to its formation Bulovatech Labs, Inc. made various loans and investments in both private and public companies. On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International, Inc. (GRWT)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three months and nine months ended June 30, 2012 and 2011.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through August 7, 2012, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

The majority of the Company’s revenues and accounts receivable pertain to contracts with the US Government.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale.

The breakdown of inventory at June 30, 2012 and September 30, 2011 is as follows:

	June 30, 2012	September 30, 2011
Finished goods	$-	$-
Work in process	-	96,000
Materials and supplies	960,650	589,226

Total inventory	960,650	685,226
Less inventory classified as discontinued operations	-	-

Total inventory of continuing operations	$960,650	$685,226

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

Property, plant and equipment are comprised of the following at June 30, 2012 and September 30, 2011

	June 30, 2012	September 30, 2011
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	698,759	698,759
Funiture, fixtures and leasehold improvements	45,735	44,735

	3,139,688	3,138,688
Less accumulated depreciation	(707,251)	(593,430)

Net Property, plant and equipment	2,432,437	2,545,258
Less property, plant and equipment from discontinued operations	-	-

Net property, plant and equipment of continuing operations	$2,432,437	$2,545,258

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the nine months ended June 30, 2012 and 2011.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2012, there were 294,924,000 common stock equivalents that were dilutive but had no effect on loss per share.

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2012 through the date these financial statements were issued.

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

At June 30, 2012 the cost and fair values of the investments were as follows:

Investments

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$-	$-	$-	$-
Level 2 Equity Investments	184,500	-	-	184,500
Level 2 Loans	1,607,355	-	-	1,607,355

	$1,791,855	$-	$-	$1,791,855

5. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at June 30, 2012 and September 30, 2011 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

In September 2010, the Company estimated a loss in the amount of $2,650,000 to be realized upon completion of the disposal of this business segment, as well as an estimated operating loss of $900,000 to be incurred during the phase-out period. For the nine months ended June 30, 2011 the Company incurred actual operating losses associated with this discontinued segment of $598,728. During March 2011, the Company finalized its negotiations relative to the disposition of the assets of this operation with an effective date of December 31, 2010. As a part of this settlement, the buyer that acquired the operations has provided an earn out agreement to PNL Newco II LLC to assist in the payment of the remaining obligation on the note payable to them. This balance is carried as a liability from discontinued operations on our consolidated balance sheet.

Summarized operating resultes for discontinued operations is as follows:

	Nine Months Ended June 30,
	2012	2011

Revenue	$-	$254,004
Cost of Sales	-	(152,403)
Gross profit	-	101,601
Operating expenses	(68,511)	(497,127)
Other	-	809,631
Gain (Loss) to be recognized from discontinued operations	(68,511)	414,105
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(68,511)	$414,105

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30,	September 30,
	2012	2011

Accounts receivable	$-	$-
Inventory	-	-
Other current assets	-	-
Total current assets held for sale	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$328,216	$273,705
Current portion of long-term debt	1,660,883	1,660,883
Provision for loss on disposal of business segment	-	-
Total current liabilities associated with discontinued operations	1,989,099	1,934,588
Long term debt, net of current portion	-	-
Total liabilities associated with discontinued operations	$1,989,099	$1,934,588

6. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of June 30, 2012 and September 30, 2011 are $512,524 and $883,504 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2012 and September 30, 2011.

7. Long Term Debt

Long term debt consisted of the following at:

	June 30, 2012	September 30, 2011
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at June 30, 2012.	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at June 30, 2012. Final payment is due on March 10, 2021.	490,000	532,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at June 30, 2012. Final payment is due on December 1, 2020.	753,773	799,283

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	56,060	59,463

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment was due December 22, 2011. This loan is currently in default.	1,660,883	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000, bearing interest at 18. Final payment was due January 31, 2012.	3,158,000	2,955,646

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the original amount of $75,000, current balance net of debt discount of $6,141, bearing interest at 8%. with a maturity date of December 2, 2011.	-	41,859

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	-	7,924

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment was due September 30, 2011.	-	500,000

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $5,703, bearing interest at 8%. with a maturity date of January 4, 2012.	-	36,797

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $7,459, bearing interest at 8%. with a maturity date of March 1, 2012.	-	27,541

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000 bearing interest at 18%. Final payment was due April 30, 2012.	220,000	146,573

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000 bearing interest at 18%. Final payment was due June 30, 2012.	133,000	78,946

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. Final payment was due August 1, 2011.	105,000	105,000

Insurance premium financing agreement with Flat Iron Capital dated July 26, 2011 in the original amount of $14,224, bearing interest at 7.4%, payable in monthly installments of $1,251 per month, final payment due May 26, 2012	-	9,737

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000 bearing interest at 18%. Final payment was due April 30, 2012.	128,000	62,208

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000 bearing interest at 18%. Final payment was due June 30, 2012.	250,000	112,865

Convertible Note payable to Asher Enterprises, Inc. dated August 19, 2011 in the original amount of $43,000, bearing interest at 8%. with a maturity date of May 22, 2012	-	26,584

Note payable to The David J Keehan Trust dated July 11, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $50,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	50,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000 bearing interest at 18%. Final payment was due June 30, 2012.	110,000	56,744

Convertible Note payable to Asher Enterprises, Inc. dated December 2, 2011 in the original amount of $35,000 with a current balance of $25,000 net of debt discount of $4,782 bearing interest at 8%. with a maturity date of September 30, 2012	20,218	-

Convertible Note payable to Asher Enterprises, Inc. dated December 30, 2011 in the original amount of $35,000 net of debt discount of $6,310, bearing interest at 8%. with a maturity date of October 31, 2012	28,690	-

Convertible Note payable to Asher Enterprises, Inc. dated February 21, 2012 in the original amount of $32,500 net of discount of $7,686 bearing interest at 8% with a maturity date of November 21, 2012	24,814	-

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,500,000 as of June 30, 2012. Final payment due upon delivery.	1,550,000	-

Note payable to GovFunding LLC dated March 30 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012.	100,000	-

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $700,000 as of June 30, 2012. Final payment due August 1, 2012.	285,000	-

Convertible Note payable to an individual dated May 4, 2012 in the amount of $30,000 net of debt discount of $3,880 bearing interest at 18% with a maturity date of July 31, 2012.	26,120	-

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000 net of debt discount of $3,233 bearing interest at 18% with a maturity date of July 31, 2012.	21,767	-

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 212	200,000

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the amount of $32,500 net of debt discount of $$12,239 bearing interest at 8% with a maturity date of February 21, 2013.	20,261	-

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000 net of debt discount of $25,887 bearing interest at 18% with a maturity date of August 25, 2012	74,113	-

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,000,000 as of June 30, 2012. Final payment due November 30, 2012	700,000	-

	10,940,699	8,295,053
Less current portion pertaining to continuing operations	(8,105,399)	(5,365,245)
Less current portion associated with discontinued operations	(1,660,883)	(1,660,883)
	$1,174,417	$1,268,925

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2012 are as follows:

Period ended June 30,
2013	$9,766,282
2014	131,178
2015	137,417
2016	144,175
2017	151,493
Thereafter	610,154
$10,940,699

As a consequence of the Company’s defaults on certain loans with GovFunding, LLC, the Company has entered into a Forbearance Agreement to assist the Company with its restructuring efforts, and provides for monthly payments through December 31, 2012 of $25,000. This monthly amount is comprised of a cash payment of $15,000, as well as the issuance of $10,000 of the Company’s common stock based on current market values.

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

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2011 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2011 the Company had federal net operating loss carry forwards of approximately $17,344,000 and Florida net operating loss carry forwards of approximately $17,245,000. The federal net operating loss carry forwards will expire in 2020 through 2030 and state net operating loss carry forwards that will expire in 2028 through 2030.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2012	9/30/2011

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$-	$-

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

The Company operated corporate and administrative offices in two leased facilities, one in Clearwater, Florida, and the other in Brandon, Florida, and an apartment in Frankfurt, Germany on a month to month basis. During the quarter ended June 30, 2012, the Clearwater location was leased for a monthly base rent of $6,717, increased by 3% each year through the expiration date of April 30, 2012. Effective July 1, 2012 the Company is no longer leasing the facilities in Clearwater, Florida. The Brandon location is leased for a monthly rental of $17,275 with an expiration date of December 21, 2027.

Total rent expense for the nine months ended June 30, 2012, was approximately $258,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2012 are as follows:

Period ended June 30
2013	$207,300
2014	207,300
2015	207,300
2016	207,300
2017	207,300
Thereafter	2,176,650
$3,213,150

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

The Company received loans from two (2) major shareholders totaling $314,890 and $1,160,053 as of June 30, 2012 and September 30, 2011 respectively. These loans are supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. During the nine months ended June 30, 2012, the Company issued 171,830,956 shares of common stock in exchange for $699,100 of shareholder loans.

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

In January 2012, the Company issued 151,500,000 common shares for services

In February 2012 , the Company issued 750,000 common shares for services

In February 2012, the Company issued 95,000,000 common shares in association with new debt

In February 2012, the Company issued 2,400,000 common shares as conversion of debt in the amount of $12,000.

In February 2012 the Company issued ten year warrants to purchase 100,000,000 shares of its common stock with an exercise price of $.05 per share.

In March 2012, the Company issued 3,142,857 common shares as conversion of debt in the amount of $11,000.

In April 2012, the Company issued 3,461,538 common shares as conversion of debt in the amount of $9,000.

In April 2012 – the Company filed and S-8 registration for 80,000,000 common shares to be issued as the Company determines pursuant to the terms of its 2012 Equity Incentive Plan

In April 2012, the Company issued 20,000,000 common shares for services

In May 2012, the Company issued ten year warrants to purchase 170,000,000 shares of its common stock with an exercise price of $.01 per share.

In May 2012, the Company issued 25,412,821 common shares for services

In May 2012, the Company issued 6,360,000 common shares as conversion of debt in the amount of $11,000.

In May 2012, the Company issued 35,000,000 common shares in association with new debt

In June 2012, the Company issued 75,000,000 common shares in association with new debt

In June 2012, the Company issued 14,084,507 common shares as conversion of debt in the amount of $10,000.

In June 2012, the Company issued 30,878,777 common shares for services

In June 2012, the Company issued 21,830,956 common shares as conversion of related party debt

12. Subsequent Events

July 2012 – the Company issued 124,443,052 shares of its common stock as conversion of debt in the amount of $38,500

August 2012 – the Company issued 87,692,308 shares of its common stock as conversion of debt in the amount of $11,400.

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

1 .            Overview:

Since January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC. The Contract Manufacturing segment produced cable assemblies, circuit boards as well as complete systems, and was accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition. For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations and has segregated its operating results and presented them separately as a discontinued operation for all periods.

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

2 .           Results of operations:

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Discontinued Operations

The only activity to reflect as results from operations of BT Manufacturing Company LLC for the three months ended June 30, 2012 is the accrual of interest on the note that the Company is negotiating to resolve as there was no other activity relative to this disposed segment during this quarter.

Continuing Operations

The Company’s revenue for continuing operations for the three months ended June 30, 2012 of $616,871 is a decrease of $995,563 when compared to the Company’s revenue for the three months ended June 30, 2011 of $1,612,434.

The Company’s cost of sales for continuing operations for the three months ended June 30, 2012 of $404,509 is a decrease of $452,913 when compared to the Company’s cost of sales for the three months ended June 30, 2011 of $857,422.

The Company’s gross profit for continuing operations for the three months ended June 30, 2012 of $212,362 is a decrease of $542,650 when compared to the Company’s gross profit for the three months ended June 30, 2011 of $755,012.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended June 30, 2012 of $2,168,903 is a decrease of $2,367,510 when compared to the same expenses of $4,536,413 for the three months ended June 30, 2011. This is due primarily to the management of expenses. Selling and administrative expenses actually decreased by $300,008 for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.

The Company’s stock based compensation for continuing operations for the three months ended June 30, 2012 was $738,255, and represents a decrease of $1,696,014 as compared to the stock based compensation of $2,434,269 for the three months ended June 30, 2011.

The Company’s net loss for continuing operations for the three months ended June 30, 2012 of $1,956,435 is a decrease of $1,824,966 when compared to the Company’s net loss for continuing operations for the three months ended June 30, 2011 of $3,781,401.

For the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

Discontinued Operations

The only activity to reflect as results from operations of BT Manufacturing Company LLC for the nine months ended June 30, 2012 is the accrual of interest on the note that the Company is negotiating to resolve as there was no other activity relative to this disposed segment during this quarter.

Continuing Operations

The Company’s revenue for continuing operations for the nine months ended June 30, 2012 of $2,538,613 is a decrease of $1,253,943 when compared to the Company’s revenue for the nine months ended June 30, 2011 of $3,792,556.

The Company’s cost of sales for continuing operations for the nine months ended June 30, 2012 of $1,564,947 is a decrease of $645,209 when compared to the Company’s cost of sales for the nine months ended June 30, 2011 of $2,210,156

The Company’s gross profit for continuing operations for the nine months ended June 30, 2012 of $973,666 is a decrease of $608,734 when compared to the Company’s gross profit for the nine months ended June 30, 2011 of $1,582,400.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the nine months ended June 30, 2012 of $7,452,047 is a decrease of $811,878 when compared to the same expenses of $8,263,925 for the nine months ended June 30, 2011. This is due primarily to the large amortization cost associated with debt discounts and beneficial conversion features on debt. Selling and administrative expenses actually decreased by $832,527 for the nine months ended June 30, 2012 when compared to the nine months ended June 30, 2011.

The Company’s stock based compensation for continuing operations for the nine months ended June 30, 2012 was $2,265,939, and represents a decrease of $754,116 as compared to the stock based compensation of $3,020,055 for the nine months ended June 30, 2011.

The Company recognized other income in the amount of $525,264 for the nine months ended June 30, 2012, which includes two amounts totaling $525,000 pertaining to certain contract settlements negotiated during the nine months ended June 30, 2012.

The Company’s net loss for continuing operations for the nine months ended June 30, 2012 of $5,953,117 is a decrease of $727,218 when compared to the Company’s net loss for continuing operations for the nine months ended June 30, 2011 of $6,680,335.

3.            Liquidity and capital resources:

As of June 30, 2012, the Company’s sources of liquidity were primarily new debt.

As of June 30, 2012, we had $33,963 in cash and cash equivalents.

Cash flows used in operating activities was $2,220,898 for the nine months ended June 30, 2012.

The Company did not use any significant resources for investing activities for the nine months ended June 30, 2012,

Cash flows from financing activities were $2,086,362 for the nine months ended June 30, 2012.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*
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

BULOVA TECHNOLOGIES GROUP, INC.

By:	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

DATED: August 9, 2012