Form 10-K
period 2012-09-30
Bulova Technologies Group, Inc.
filed 2012-12-27
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC
(Exact name of registrant as specified in its charter)

Florida	83-0245581
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2409 N Falkenburg Road
Tampa, Florida 33619
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

As of December 10, 2012, the aggregate market value of the voting stock held by non-affiliates of the Company was $146,190 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of December 10, 2012, the Company had 3,011,089,049 shares of Common Stock issued and outstanding and 2,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	3
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 8.	Consolidated Financial Statements	10
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	34

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	34
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions and Director Independence	37
Item 14.	Principal Accountant Fees and Services	38

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	39

	Signatures	39

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

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”.  During 2007, the Company divested itself of all assets and previous operations.  During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30.  On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, which included the facilities in Mayo.

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida,  where it assembled a wide range of printed circuit boards, including single sided through 14 layers, through-hole, surface mount and mixed.  It manufactured cable assemblies and complete systems and offered value-add services such as direct-ship to end customers, depot repair and design assistance.  In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation.  Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011.

Bulova Technologies Ordnance Systems LLC. – located on 261 acres in Mayo, Florida is a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators.  Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC).  It produces a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world.  In October 2012, the Company sold substantially all of the assets of this subsidiary to an unrelated party.

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009.  The Company has since changed the name to Bulova Technologies (Europe) LLC.  Together with its European partner, Tri Gas & Oil, S.A., it has developed a Mortar Exchange program to serve the needs of NATO member and allied countries.  It leases an office space in Frankfurt, Germany to facilitate this program.

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

●	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;
●	developments in Iraq, Afghanistan or other geopolitical developments that affect demand for our products and services;
●	our ability to hire and retain personnel to meet increasing demand for our services; and
●	technological developments that impact purchasing decisions or our competitive position.

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

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

●	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
●	terminate existing contracts;
●	reduce the value of existing contracts;
●	audit our contract-related costs and fees, including allocated indirect costs; and
●	control and potentially prohibit the export of our products.

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

Our government contracts are subject to competitive bidding. We obtain many of our U.S. Government contracts through a competitive bidding process. We may not be able to continue to win competitively awarded contracts. In addition, awarded contracts may not generate sales sufficient to result in our profitability.  We are also subject to risks associated with the following:

●	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;
●	the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us;
●	design complexity and rapid technological obsolescence; and
●	the constant need for design improvement.

In addition to these U.S. Government contract risks, we are required to obtain licenses from U.S. Government agencies to export many of our products and systems. Additionally, we are not permitted to export some of our products to certain countries. Failure to receive required licenses would eliminate our ability to sell our products outside the United States.

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

Commencing with our January 1, 2009 acquisition of 3Si Holdings, Inc., we assumed certain amounts of indebtedness associated with the business operations acquired.  Subsequently, we incurred additional debt with high interest rates that have strapped the Company financially.  At September 30, 2012, we had approximately $11.2 million in aggregate principal amount of outstanding debt related to continuing operations.

In addition, at September 30, 2012, we had approximately $369,000 of indebtedness to shareholder under a revolving credit facility with our Chairman and Chief Executive Officer.  This amount is reported on the balance sheet net of unamortized discount of $183,816.

In October 2012, we sold substantially all of the assets of Bulova Technologies Ordnance Systems LLC, and used the proceeds to substantially reduce our indebtedness.  In the future, we may need to increase our borrowings, subject to limitations imposed on us by our debt agreements. Further discussion concerning the sale of these assets and any remaining scheduled maturities of our outstanding debt, is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

●
requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

●
limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

●	increasing interest expenses due to higher interest rates on our borrowings that have variable interest rates;
●
heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

●
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

At September 30, 2012 the Company operated corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet.  The Company also leases on a month to month basis, an office in Frankfurt Germany to facilitate its European program.

At September 30, 2012, our principal government manufacturing business was located on 261 acres owned by the Company in Mayo, Florida, where we operated a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators.  There are more than 38 buildings on the property consisting of warehouses, storage, and manufacturing facilities.  This property was sold in October 2012.

Item 3. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded  on the “OTCQB” operated by the OTC Markets Group, Inc., under the trading symbol “BLVT”.    The range of closing bid prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending	High	Low

December 31, 2010	$0.0800	$0.0300
March 31, 2011	0.1400	0.0400
June 30, 2011	0.0700	0.0400
September 30, 2011	0.0600	0.0100

December 31, 2011	$0.0190	$0.0030
March 31, 2012	0.0190	0.0026
June 30, 2012	0.0070	0.0006
September 30, 2012	0.0017	0.0002

The closing bid price of our Common Stock on December 13, 2012, was $.0002

As of  December 13, 2012, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2013.

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

Results of operations :

Discontinued Operations

For the year ended September 30, 2012 compared to the year ended September 30, 2011.

The results of operations of BT Manufacturing Company LLC reported as discontinued operations reflect a loss of $91,347 for the year ended September 30, 2012 as compared to a gain of $486,416 for the year ended September 30, 2011.  The loss for the year ended September 30, 2012 is the accrual of interest on the note that the Company is negotiating to resolve, as there is no activity remaining relative to this disposed segment.  The reason for the gain reported in the year ended September 30, 2011, after the discontinuance was primarily a result of over estimating the amount of loss to be incurred.  The only items remaining to be resolved are the ultimate resolution of a small amount of payables and the debt the Company did not get resolved with the disposition.  The Company resolved the remaining debt subsequent to the balance sheet date as reported in subsequent events.

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2012 of $3,142,062 is a decrease of $1,761,230 when compared to the revenue for the year ended September 30, 2011 of $4,903,292.

Cost of revenues for continuing operations for the year ended September 30, 2012 of $2,290,051 is a decrease of $846,338 when compared to the cost of revenues for the year ended September 30, 2011 of $3,136,389.

Gross profit for continuing operations for the year ended September 30, 2012 of $852,011 is a decrease of $914,892 when compared to the gross profit for the year ended September 30, 2011 of $1,766,903.

Selling and administrative expenses for continuing operations for the year ended September 30, 2012 of $3,613,979 is a decrease of $1,861,878 when compared to selling and administrative expense for the year ended September 30, 2011 of $5,475,857.

Stock based compensation for continuing operations for the year ended September 30, 2012 of $2,265,939 is a decrease of $754,116 when compared to stock based compensation for the year ended September 30, 2011 of $3,020,055.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2012 of $1,807,865 is a decrease of $334,066 when compared to depreciation and amortization expense for the year ended September 30, 2011 of $2,141,931.

Interest expense for continuing operations for the year ended September 30, 2012 of $944,561 is a decrease of $67,602 when comnpared to interest expense for the year ended September 30, 2011 of $1,012,163.

Other income (expenses) for the year ended September 30, 2012 of ($1,231,488) is a decrease of $2,505,223when compared to other income for the year ended September 30, 2011 of $1,273,735.  For the year ended September 30, 2012, the net expense recognized by the Company includes $525,000 of other income resulting from certain contract settlements negotiated during the year, offset by losses from worthless investments recognized in the amount of $1,791,855.  The amount of other income for the year ended September 30, 2011 is primarily the result of a dispute settlement in favor of the Company in the amount of $1,272,545.

The Company’s net loss from continuing operations for the year ended September 30, 2012 of $9,011,821 is an increase of $402,453 when compared to the net loss from continuing operations for the year ended September 30, 2011 of $8,609,368.

Liquidity and capital resources:

As of September 30, 2012, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2012, we had $29,034 in cash and cash equivalents.

Cash flows used in operating activities was $2,473,052 for the year ended September 30, 2012, and was all used by continuing operations.

Cash flows used in investing activities was $89,725 for the year ended September 30, 2012, and was all used by continuing operations.

Cash flows from financing activities were $2,422,312 for the year ended September 30, 2012, and was all provided by continuing operations.  Cash flows provided by continuing operations consisted primarily of new debt in the amount of $2,625,000.

The sale on October 24, 2012, of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, which represent substantially all of the assets of the consolidated Company, served to eliminate most of the debt of the Company, which significantly improved the Company’s ability to cover its operating and capital expenses, as well as make any remaining required debt service payments.  The consummation of this transaction allows the Company to focus its energies in the pursuit and completion of higher margin, less capital intensive and labor intensive contracts, and to relieve the Company of burdensome high interest debt, and to provide working capital to ensure future growth.

The Company‘s business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved.  If we are unable to generate sufficient cash flow from operations, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments on the small amount of debt remaining after the sale, or to pay interest on or to refinance our remaining indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

While the Company believes that the sale of the assets of Bulova Technologies Ordnance Systems LLC, the resultant liquidation of debt at the closing, and the anticipated revenues resulting from additional contract awards accompanied by its efforts will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood, need to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

There are no off-balance sheet arrangements.

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2012, the Company had net operating loss carry forwards (NOLs) of approximately 24 million for federal income tax purposes that will begin to expire between the years of 2020 and 2032. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

Drake & Klein CPAs
2451 McMullen Booth Rd., Suite 210
Clearwater, FL  33759

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Bulova Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Drake & Klein CPAs

/s/ Drake & Klein CPAs
Clearwater, Florida

December 27, 2012

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS

Cash and cash equivalents	$29,034	$169,499
Accounts receivable	112,005	228,085
Contract claim receivable	-	-
Inventory	1,023,980	685,226
Other current assets	48,334	130,826
Current assets from discontinued operations	-	-

Total Current Assets	1,213,353	1,213,636

Property, plant and equipment	2,474,928	2,545,258
Investments	-	1,791,855
Other assets	27,461	107,618
Non-current assets from discontinued operations	-	-
	$3,715,742	$5,658,367

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$423,102	$203,769
Accrued expenses	7,202,905	6,416,831
Advance payments and billings in excess of cost	666,490	883,504
Current portion of long term debt	8,386,675	5,365,245
Current liabilities from discontinued operations	2,011,937	1,934,588

Total current liabilities	18,691,109	14,803,937

Shareholder loans and accrued interest	185,195	185,392
Long term debt, net of current portion	1,144,074	1,268,925
	20,020,378	16,258,254

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 2,000,000,000 and -0- issued and outstanding at September 30, 2012 and 2011	20,000	-
Common stock, $.001 par; authorized 5,000,000,000 shares, 1,658,327,831 and 438,138,975 issued and outstanding at September 30, 2012 and 2011	1,658,328	438,139
Additional paid in Capital in excess of par	20,223,672	18,065,442
Retained earnings (deficit)	(38,206,636)	(29,103,468)
	(16,304,636)	(10,599,887)
	$3,715,742	$5,658,367

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011

Revenues	$3,142,062	$4,903,292
Cost of revenues	2,290,051	3,136,389
Gross profit	852,011	1,766,903

Selling and administrative expenses	3,613,979	5,475,857
Stock based compensation	2,265,939	3,020,055
Depreciation and amortization expense	1,807,865	2,141,931
Interest expense	944,561	1,012,163

Total expenses	8,632,344	11,650,006
Loss from operations	(7,780,333)	(9,883,103)

Other income (expense)
Other income (expense)	(1,231,488)	1,273,735

Loss from continuing operations before income taxes	(9,011,821)	(8,609,368)

Income tax expense	-	-

Loss from continuing operations	(9,011,821)	(8,609,368)
Gain (loss) from discontinued operations, net of tax	(91,347)	486,416

Net loss	$(9,103,168)	$(8,122,952)

Basic and diluted net loss per common share
Loss from continuing operations	$(.0099)	$(033)
Loss from discontinued operations	(.0001)	(.002)
Net loss	$(.01)	$(.031)
Weighted average common shares, basic and diluted	910,016,129	259,784,348

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(9,103,168)	$(8,122,952)
(Gain) loss from discontinued operations	91,347	(486,416)
Loss from continuing operations	(9,011,821)	(8,609,368)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,807,865	2,141,931
Loss recognized on investments	1,746,857	-
Loss on disposal of assets	9,897	-
Stock based compensation	2,265,939	3,020,055
Changes in operating assets and liabilities
Accounts receivable	116,080	223,708
Inventory	(338,754)	554,805
Prepaid expenses and other assets	82,492	721,625
Accounts payable and accrued expenses	1,065,407	275,992
Advance payments and billings in excess of costs	(217,014)	(567,783)

Net cash flows from operating activities – continuing operations	(2,473,052)	(2,239,035)
Net cash flows from operating activities – discontinued operations	-	(116,171)
Net cash flows from operating activities	(2,473,052)	(2,355,206)

Cash flows from investing activities:
Investments in multiple companies	-	(25,000)
Purchase of property and equipment	(89,725)	(209,180)
Net cash flows from investing activities – continuing operations	(89,725)	(234,180)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(89,725)	(234,180)

Cash flows from financing activities
Shareholder advances	-	667,154
Repayment of Shareholder loans	(91,943)	(1,205,736)
Increases in long term debt	2,625,000	3,581,500
Repayments of long term debt	(110,745)	(929,638)
Proceeds from sale of stock	-	633,000

Net cash flows from financing activities – continuing operations	2,422,312	2,746,280
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	2,422,312	2,746,280

Increase (decrease) in cash and cash equivalents	(140,465)	156,894
Cash and cash equivalents, beginning	169,499	12,605

Cash and cash equivalents, ending	$29,034	$169,499
Cash paid for interest	$51,115	$305,312
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

Supplemental schedule of non-cash financing and investing activities:

•	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt

•	October 2011, the Company issued 500,000 common shares for services

•	November 2011, the Company issued 10,268,342 common shares to various individuals

•	November 2011, the Company issued 5,352,941 common shares as conversion of debt

•	December 2011, the Company issued 12,831,591 common shares as conversion of debt

•
December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt 50,000,000 of which were issued in the first quarter of 2012

•	January 2012, the Company issued 151,500,000 common shares for services

•	February 2012 , the Company issued 750,000 common shares for services

•	February 2012, the Company issued 95,000,000 common shares in association with new debt

•	February 2012, the Company issued 2,400,000 common shares as conversion of debt

•	March 2012, the Company issued 3,142,857 common shares as conversion of debt

•	April 2012, the Company issued 3,461,538 common shares as conversion of debt

•	April 2012, the Company issued 20,000,000 common shares for services

•	May 2012, the Company issued 25,412,821 common shares for services

•	May 2012, the Company issued 6,360,000 common shares as conversion of debt

•	May 2012, the Company issued 35,000,000 common shares in association with new debt

•	June 2012, the Company issued 75,000,000 common shares in association with new debt

•	June 2012, the Company issued 14,084,507 common shares as conversion of debt

•	June 2012, the Company issued 30,878,777 common shares for services

•	June 2012, the Company issued 21,830,956 common shares as conversion of debt

•	July 2012, the Company issued 168,289,206 common shares in association with new debt

•	August 2012, the Company issued 18,380,744 common shares as interest payment on debt

•	August 2012, the Company issued 193,846,154 common shares in association with new debt

•	September 2012, the Company issued 177,002,028 common shares in association with new debt

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2010	-	$-	81,902,405	$81,902	$8,002,412	$(20,980,516)	$(12,896,202)
Issuance of shares for services			2,328,156	2,328	124,310		126,638
Issuance of shares associated with related party debt			51,659,181	51,659	864,590		916,249
Issuance of shares from sales			5,379,385	5,380	384,620		390,000
Issuance of warrants and convertible debt					93,730		93,730
Issuance of shares for services			5,490,444	5,491	453,657		459,148
Issuance of shares in satisfaction of debt			6,000,000	6,000	119,000		125,000
Issuance of shares from sales			13,422,222	13,422	229,578		243,000
Issuance of warrants and convertible debt					645,971		645,971
Issuance of shares associated with related party debt			199,395,376	199,395	1,794,558		1,993,953
Issuance of shares for services			30,766,775	30,767	1,805,502		1,836,269
Issuance of shares to securitize debt			10,000,000	10,000	588,000		598,000
Issuance of shares associated with new debt			9,000,000	9,000	513,000		522,000
Issuance of warrants and convertible debt					1,861,329		1,861,329
Issuance of shares associated with related party debt			20,000,000	20,000	180,000		200,000
Issuance of shares in satisfaction of debt			2,795,031	2,795	24,205		27,000
Issuance of warrants and convertible debt					380,980		380,980
Net loss for the year ended September 30, 2011						(8,122,952)	(8,122,952)
Balances September 30, 2011	-	-	438,138,975	438,139	18,065,442	(29,103,468)	(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	248,683,366	248,684	687,851		956,535
Issuance of shares without consideration in completion of a prior year transaction			9,007,318	9,007	(9,007)
Issuance of shares in satisfaction of debt			767,498,172	767,498	207,602		975,100
Issuance of convertible debt					142,380		142,380
Issuance of shares associated with new debt			205,000,000	205,000	797,500		1,002,500
Issuance of common stock warrants					366,904		366,904
Cancellation of previously authorized shares not issued			(10,000,000)	(10,000)	(35,000)		(45,000)
Net loss for the year ended September 30. 2012						(9,103,168)	(9,103,168)
Balances, September 30, 2012	2,000,000,000	$20,000	1,658,327,831	$1,658,328	$20,223,672	$(38,206,636)	$(16,304,636)

See notes to consolidated financial statements.

1.            Description of business:

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”.  During 2007, the Company divested itself of all assets and previous operations.  During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30.  On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Clearwater and Brandon, Florida and its operating facilities are located in Mayo, Florida.

2.            Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2012 and 2011.  All material intercompany transactions have been eliminated.

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

Bulova Technologies Ordnance Systems LLC. – located on 261 acres in Mayo, Florida is a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators.  Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC).  It produces a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world.  In October 2012, the Company sold substantially all of the assets of this subsidiary to an unrelated party

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009.  The Company has since changed the name to Bulova Technologies (Europe) LLC.  Together with its European partner, Tri Gas & Oil, S.A., it has developed a Mortar Exchange program to serve the needs of NATO member and allied countries.  It leases an office space in Frankfurt, Germany to facilitate this program.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012 and 2011, and the results of operations and cash flows for the years ended September 30, 2012 and 2011.

Subsequent Events

The Company has evaluated subsequent events through December 20, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011
Finished goods	$-	$-
Work in process	-	96,000
Materials and supplies	1,023,980	589,226

Total inventory of continuing operations	$1,023,980	$685,226

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

Property, plant and equipment are comprised of the following at September 30, 2012 and 2011

	As of September 30,
	2012	2011
Land	$1,225,000	$1,225,000
Buildings and improvements	1,170,194	1,170,194
Machinery and equipment	752,554	698,759
Funiture and fixtures	45,735	44,735

	3,193,483	3,138,688
Less accumulated depreciation	(718,555)	(593,430)

Net property, plant and equipment	$2,474,928	$2,545,258

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.   If such assets arre impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  The Company did not incur any advertising expenses for the years ended September 30, 2012 and 2011.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2012, there were 299,924,000 common stock equivalents that were anti-dilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these financial statements were issued.

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

In accordance with the provisions of Section 9-610 of the Uniform Commercial Code as enacted in the state of New York these cash funds amounting to $3,200,597 were retained by Webster Business Credit  Corporation, the secured lender that had acquired the assets pursuant to the Section 9 foreclosure proceedings.  The Company has fully performed all of its obligations under these contracts.

On October 24, 2012, as a part of the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, the Company negotiated and settled this dispute with Webster Business Credit Corporation.

4.  Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at September 30, 2012 and September 30, 2011 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

Summarized operating resultes for discontinued operations is as follows:

	Year Ended September 30,
	2012	2011

Revenue	$-	$254,004
Cost of Sales	-	(152,403)
Gross profit	-	101,601
Operating expenses and interest	(91,347)	(542,802)
Other income	-	927,617
Income (loss) from operations	(91,347)	486,416
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$(91,347)	$486,416

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	September 30,
	2012	2011

Accounts receivable	$-	$-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$351,054	$273,705
Current portion of long-term debt	1,660,883	1,660,883
Provision for loss on disposal of business segment	-	-
Total current liabilities associated with discontinued operations	2,011,937	1,934,588
Long term debt, net of current portion	-	-
Total liabilities associated with discontinued operations	$2,011,937	$1,934,588

5.  Investments

Investments consisted of various loans and investment in both private and public companies through Bulovatech Labs.  Loans are reported at cost and equity investments are valued at fair value.  Equity investments are primarily in technology development companies and are not held for resale.

On June 25, 2010, the Company sold all of its interest in Bulovatech Labs in exchange for 200,000,000 shares of Growth Technologies International. (GRWT).

The Level 2 Equity Investments represent the carrying value of the stock received in the transaction.  The Level 2 Loans represent the amount of the loan receivable from Bulovatech Labs.

During the quarter ended September 30, 2012, the Company determined the full amount of these investments, in the amount of $1,791,855 to have no future realizable value, and as such recognized a loss in that amount.

	Cost	Gain	Loss	Fair Value
Level 1 Equity Investments	$-	$-	$-	$-
Level 2 Equity Investments	184,500	-	184,500	-
Level 2 Loans	1,607,355	-	1,607,355	-

	$1,791,855	$-	$1,791,855	$-

6.  Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”.  Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items.  These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results.  As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances.  On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597.  The balances outstanding as of September 30, 2012 and September 30, 2011 are $666,490 and $883,504 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price.  The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of September  2012 and September 30, 2011.

At September 30, 2012, the Company has included in accrued expenses an amount of approximately $6,100,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC with the US Government.  This subsidiary has filed claims pursuant to this dispute with the government to recover all or substantially all of the expenses provided for in this accrual.  There can be no assurance with respect to the outcome of this litigation.

7.  Long Term Debt

Long term debt consisted of the following at:

	September 30, 2012	September 30, 2011
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	$825,000	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on March 10, 2021. (this note was paid in full at the October 24, 2012 sale of assets)	480,666	532,000

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on December 1, 2020. (this note was paid in full at the October 24, 2012 sale of assets)	776,116	799,283

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020. (this note was paid in full at the October 24, 2012 sale of assets)	54,880	59,463

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment was due December 22, 2011. (this note was paid off through a negotiated settlement subsequent to the October 24, 2012 sale of assets)	1,660,883	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at September 30, 2012. Final payment is due January 31, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	3,158,000	2,955,646

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2011 in the original amount of $75,000, current balance net of debt discount of $6,141, bearing interest at 8%. with a maturity date of December 2, 2011.	-	41,859

Insurance premium financing agreement with First Insurance Funding Corp. dated January 21, 2011 in the original amount of $75,043, bearing interest at 9.9%, payable in monthly installments of $8,693 per month, final payment due October 21, 2011	-	7,924

Note payable to The David J Keehan Trust dated June 30, 2011 in the amount of $500,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	500,000

Convertible Note payable to Asher Enterprises, Inc. dated March 31, 2011 in the amount of $42,500 net of debt discount of $5,703, bearing interest at 8%. with a maturity date of January 4, 2012.	-	36,797

Convertible Note payable to Asher Enterprises, Inc. dated May 26, 2011 in the amount of $35,000 net of debt discount of $7,459, bearing interest at 8%. with a maturity date of March 1, 2012.	-	27,541

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000, bearing interest at 18%. with a maturity date of April 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	220,000	146,573

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000, bearing interest at 18%. with a maturity date of June 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	133,000	78,946

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011. (this note was paid in full at the October 24, 2012 sale of assets)	105,000	105,000

Insurance premium financing agreement with Flat Iron Capital dated July 26, 2011 in the original amount of $14,224, bearing interest at 7.4%, payable in monthly installments of $1,251 per month, final payment due May 26, 2012	-	9,737

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000, bearing interest at 18%. with a maturity date of April 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	128,000	62,208

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000, bearing interest at 18%. with a maturity date of June 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	250,000	112,865

Convertible Note payable to Asher Enterprises, Inc. dated August 19, 2011 in the original amount of $43,000 net of debt discount of $16,416, bearing interest at 8%. with a maturity date of May 22, 2012	-	26,584

Note payable to The David J Keehan Trust dated July 11, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $100,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	100,000

Note payable to The David J Keehan Trust dated August 5, 2011 in the amount of $50,000, bearing interest at the rate of 10% payable interest only through maturity. Final payment due September 30, 2011.	-	50,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000, bearing interest at 18%. with a maturity date of June 30, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	110,000	56,744

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the original amount of $32,500 net of discount of $7,468, bearing interest at 8% with a maturity date of February 21, 2013.	25,032	-

Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $32,500 net of discount of $10,612, bearing interest at 8% with a maturity date of April 19, 2013.	21,888	-

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,500,000 as of June 30, 2012. Final payment due upon delivery.	1,550,000	-

Note payable to GovFunding LLC dated March 30, 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	100,000	-

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest as the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $700,000 as of September 30, 2012	285,000	-

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	25,000	-

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	25,000	-

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	200,000	-

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000, bearing interest at 18% with a maturity date of August 25, 2012.	100,000	-

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,000,000 as of September 30, 2012. Final payment due November 30, 2012.	700,000	-

Convertible Note payable to an individual dated August 15, 2012 in the amount of $5,000 net of discount of $568, bearing interest at 18% with a maturity date of October 31, 2012.	4,432	-

Convertible Note payable to an individual dated May 25, 2012 in the amount of $10,000 net of discount of $1,265, bearing interest at 18% with a maturity date of October 31, 2012.	8,735	-

Note payable to GovFunding LLC dated August 7, 2012 in the amount of $245,000, bearing interest at 18%. Final payment due October 15, 2012. (this note was paid in full at the October 24, 2012 sale of assets)	245,000	-
	11,191,632	8,295,053
Less current portion pertaining to continuing operations	(8,386,675)	(5,365,245)
Less current portion associated with discontinued operations	(1,660,883)	(1,660,883)
	$1,144,074	$1,268,925

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2012 are as follows:

Period ended September 30,
2013	$10,047,558
2014	132,727
2015	139,095
2016	145,992
2017	153,461
Thereafter	572,799
$11,191,632

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

The income tax provision consists of the following for the years ending September 30 2012 and 2011:

	9/30/2012	9/30/2011
Current
Federal	$-	$-
State	-	-

Deferred - Continuing Operations
Federal	-	-
State	-	-
	$-	$-

Deferred - Discontinued Operations
Federal	-	-
State	-	-
	$-	$-

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

As of September 30, 2012 the Company had federal net operating loss carry forwards of approximately $24,160,000 and Florida net operating loss carry forwards of approximately $23,926,000. The federal net operating loss carry forwards will expire in 2020 through 2032 and state net operating loss carry forwards that will expire in 2028 through 2032.

The components of deferred tax assets and liabilities as of September 30, 2012 and 2011 is as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carry forwards	$-	$9,096,657
Property & Equipment		19,837
Accrued Comp	225,780
Accrued Marketing Fee	18,254
Share based Compensation	-	2,090,213
	244,034	11,206,707

Valuation Allowance	(244,034)	(11,206,707)
Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-

Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-
Less: current net deferred tax asset (liability)	-	-

Net non-current deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2011	$8,281,754
September 30, 2012	11,450,741

Increase in valuation allowance	$3,168,987

The Company increased the valuation allowance by approximately $3,169,000 in the period ending September 30, 2012. The valuation allowance was increased  to offset the current year net operating loss and other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2012	9/30/2011

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2012, the tax returns for the Company for the years ending 2009 through 2011 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

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

At September 30, 2012 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet.  The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.  The Company also leases on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the year ended September 30, 2012, was approximately $310,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2012 are as follows:

Period ended September 30
2013	$244,838
2014	250,959
2015	257,233
2016	263,664
2017	270,255
Thereafter	3,251,216
$4,538,165

10.   Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC had a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011.  Pursuant to the terms of the agreement, Ramal received a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC.  Subsequent to the expiration of this marketing agreement, the marketing fee of 4% is now paid to Stephen L. Gurba as a part of his compensation package.

The Company received loans from two (2) major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest.  During the year ended September 30, 2012, the Company issued 171,830,956 shares of common stock in exchange for $699,100 of shareholder loans, and during the year ended September 30, 2011, the Company issued 226,054,557 shares of common stock in exchange for $2,565,202 of shareholder loans   As of September 30, 2012, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $369,010.  This amount is reported on the balance sheet net of unamortized discount of $183,816.

On October 29, 2010 the Company issued each of the two major shareholders 22,500,000 shares of stock as payment on interest accrued to date and for an estimate of the interest that will accrue on their respective loans through 2011.

On July 12, 2011 John Stanton resigned as Chairman, Director and Chief Financial Officer of the Company.  Stephen L. Gurba was appointed Chairman of the Board.

11.  Stockholders’ Equity

Common Shares

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

October 2011, the Company issued 500,000 common shares for services

In November 2011, the Company amended its Articles of Incorporation to create a class of Preferred Stock with an authorization of 2,000,000,000 shares, all of which were issued to our Chairman of the Board.

In November 2011, the Company increased its authorization of common shares to 2,000,000,000.

November 2011, the Company issued 10,268,342 common shares to various individuals

November 2011, the Company issued 5,352,941 common shares as conversion of debt

December 2011, the Company issued 12,831,591 common shares as conversion of debt

December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt 50,000,000 of which were issued in the first quarter of 2012

January 2012, the Company issued 151,500,000 common shares for services

February 2012 , the Company issued 750,000 common shares for services

February 2012, the Company issued 95,000,000 common shares in association with new debt

February 2012, the Company issued 2,400,000 common shares as conversion of debt

March 2012, the Company issued 3,142,857 common shares as conversion of debt

April 2012, the Company issued 3,461,538 common shares as conversion of debt

April 2012, the Company issued 20,000,000 common shares for services

May 2012, the Company issued 25,412,821 common shares for services

May 2012, the Company issued 6,360,000 common shares as conversion of debt

May 2012, the Company issued 35,000,000 common shares in association with new debt

June 2012, the Company issued 75,000,000 common shares in association with new debt

June 2012, the Company issued 14,084,507 common shares as conversion of debt

June 2012, the Company issued 30,878,777 common shares for services

June 2012, the Company issued 21,830,956 common shares as conversion of debt

July 2012, the Company issued 168,289,206  common shares in association with new debt

August 2012, the Company issued 18,380,744 common shares as payment for interest on debt

August 2012, the Company issued 193,846,154 common shares in association with new debt

September 2012, the Company issued 177,002,028 common shares in association with new debt

On September 26, 2012 the Company amended its Articles of Incorporation to increase its authorization to issue its common shares to 5,000,000,000 at a par value of $.001, and to increase its authorization to issue its preferred shares to 5,000,000,000 at a par value of $.00001.

Preferred Shares

In November 2011, the Company amended its Articles of Incorporation to create a Preferred Shares class of stock, initially authorizing the Company to issue up to 2,000,000,000 preferred shares, with a par value of $.00001 per share, all of which were issued to our Chairman of the Board.

In September 2012, the Company amended its Articles of Incorporation increase its authorization to issue preferred shares to 5,000,000,000 at a par value of $.00001.

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

12. Subsequent Events

Subsequent to September 30, 2012, the Company issued additional shares of its common stock as follows:

October 2012 –1,003,731,260 shares issued as conversion of debt

November 2012 – 166,000,000 shares issued for services

November 2012 – 183,029,958 shares issued as conversion of debt

On October 24, 2012, the Company’s wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC (“BTOS”), sold substantially all of its assets through an Asset Purchase Agreement (the “Agreement”). Substantially all of BTOS’ assets were sold for a gross sales price of Eleven Million Two Hundred Thousand Dollars ($11,200,000), with a reserve of One Million Two Hundred Thousand Dollars ($1,200,000) being returned to Buyer at closing for working capital. The net amount received by BTOS was Ten Million Dollars ($10,000,000) BTOS’ assets constitute, indirectly, substantially all of the assets of the consolidated Company.

The Company authorized the sale by BTOS of its assets for two principal reasons - a) to focus its energies on the pursuit and completion of higher margin, less capital and labor intensive contracts through its wholly-owned subsidiary, Bulova Technologies (Europe) LLC (“BT Europe”); and b) to relieve BTOS, BT Europe and the Company of burdensome high interest debt that was currently in default, and to provide working capital to ensure future growth.

As a consequence of the sale on October 24, 2012, the only amounts remaining of the $11,191,632 of long term debt at September 30, 2012 is $2,535,000 payable to Keehan Trust Funding, LLC, all of which is collateralized by the proceeds of contracts that have been assigned to it, and approximately $210,000 to various other parties, most of which will be satisfied by the issuance of stock. In addition, GovFunding LLC has retained a balance due to it of approximately $550,000. As a consequence of the appointment of C W Colburn III to the office of Chief Financial Officer, this amount is considered related party debt, along with the amounts remaining outstanding to Stephen L Gurba and Evelyn R Gurba.

On November 2, 2012 Frank W. Barker Jr. resigned as Chief Financial Officer, and C W Colburn III was appointed Chief Financial Officer.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2012:

Name	Age	Office Held
Stephen L. Gurba	56	Chairman of the Board. Chief Executive Officer and President

Frank W. Barker, Jr.	56	Chief Financial Officer (1)

C.W. Colburn III (appointed 11/2/12)	49	Chief Financial Officer (1)

Craig Schnee	63	Secretary and General Counsel

(1)	On November 2, 2012, Frank W. Barker, Jr. resigned as Chief Financial Officer and C.W. Colburn III was appointed as new Chief Financial Officer as of that date.

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

Stephen L. Gurba is  Chairman of the Board, Chief Executive Officer and President.  Mr. Gurba has over 34 years of experience in the design, development, production, and management of complex systems for the defense ammunition industry as well as commercial products.  His experience has included responsibility for companies with sales of up to $300 million annually and employing as many as 2000 employees.  Mr. Gurba has previously held the position of Senior Vice President of General Defense Corporation, Vice President of Marketing for Olin Ordnance, President of Valentec International Corporation, President and CEO of National Manufacturing Corporation, and President, CEO, and Sole Member of Bulova Technologies LLC.  Mr. Gurba received an AA in Biology in 1976 from County College of Morris, a BA in Mathematics & Natural Science in 1978 from William Patterson College, an MBA in Executive Management and Administration in 1988 and a PhD in Business Administration in 1991 from Century University.

C.W. Colburn III is our Treasurer and Chief Financial Officer.  Mr. Colburn has more than fifteen years of experience serving as CFO and CEO of both private and public companies of various sizes. A nationally recognized “turn-around” expert he successfully restructured the largest nursing home in Michigan and led the efforts to avoid bankruptcy and restore profitability for five other national companies. Since 2002 Mr. Colburn has consulted for several boutique private equity firms providing balance sheet restructuring strategies and executive level management for client companies.  In 2009 Mr. Colburn started GovFunding LLC, established to provide structured finance products in support of federal government contracts. GovFunding LLC has, since inception, facilitated more than $60M in business for its client companies. Mr. Colburn holds a degree in Finance from Western Michigan University.

Craig Schnee is Secretary and General Counsel.  Mr. Schnee has served as a Senior Executive for Mr. Gurba's Management Team for more than two decades, holding the positions of Secretary, General Counsel, Senior Vice President of the Parent Company, and President of several operating subsidiaries engaged in Defense, Commercial and Retail Sales, respectively. He holds a J.D. from the University of Virginia and an MBA from the University of Pennsylvania.

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

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2010	$367,362	$-	$2,000	$-	$-	$-	$-	$369,362
Chief Executive Officer and President (1)	2011	$507,416	$-	$10,000	$-	$-	$-	$-	$517,416
	2012	$493,682	$-	$-	$-	$-	$-	$-	$493,682

Craig S Schnee	2010	$220,000	$-	$-	$-	$-	$-	$-	$220,000
Secretary and General Counsel	2011	$220,000	$-	$7,000	$-	$-	$-	$-	$227,000
	2012	$220,000	$-	$-	$-	$-	$-	$-	$220,000

Frank W. Barker, Jr,	2010	$89,850	$-	$-	$-	$-	$-	$-	$89,850
Chief Financial Officer (1)	2011	$156,000	$-	$12,000	$-	$-	$-	$-	$168,000
	2012	$39,000	$-	$-	$-	$-	$-	$-	$39,000

John D. Stanton, Chairman of the Board	2010	$240,000	$-	$-	$-	$-	$-	$-	$240,000
and Principal Financial Officer (1) (2)	2011	$180,000	$-	$-	$-	$-	$-	$-	$180,000
	2012	$-	$-	$-	$-	$-	$-	$-	$-

		$2,733,310	$-	$31,000	$-	$-	$-	$-	$2,764,310

(1)
On July 12, 2011 John Stanton resigned as Chairman, Director and Chief Financial Officer of the Company.  Stephen L. Gurba was appointed Chairman of the Board and Frank W. Barker, Jr.,  was appointed Chief Financial Officer at that time..

(2)	– Mr. Stanton’s compensation was accrued at $20,000 per month through June 30, 2011, which obligation was satisfied through the issuance of stock.

(3)
– Common stock awards are stated at the amount reported as taxable income to the recipients using a par value of $.001 per share as these stock certificates bare a restrictive legend limiting their marketability.

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Have Not Vested (#)

Stephen L. Gurba	50,000,000	-	-	$0.01	5/17/22	-	$-	-	-
Craig Schnee	50,000,000	-	-	$0.01	5/17/22	-	$-	-	-
Craig Schnee	50,000,000	-	-	$0.05	2/15/22	-	$-	-	-

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

John D. Stanton	$-	-	-	-	$-	$-	$-
Stephen L. Gurba	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.  Directors do not receive any form of compensation.

John D. Stanton resigned his position as a director in July of 2011 and has not held any position with the Company from that point forward.

Stephen L. Gurba has a five year employment contract with the Company dated January 1, 2011, providing for an annual salary of $386,000, a monthly bonus of 4% of sales and various fringe benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such voting securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 1,658,327,831 shares of common stock and 2,000,000,000 shares of preferred stock outstanding on September 30, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	John D. Stanton Tampa, Fl	126,193,033	(1)	3.45%

Common Stock	Stephen L. and Evelyn Gurba 2409 N Falkenburg Rd Tampa, Fl 33619	2,123,000,000	(2)(4)	58.03%

Common Stock	C.W. Colburn III 2409 N Falkenburg Rd Tampa, Fl 33619	58,344,210	(3)	1.59%

Common Stock	David J Keehan Trust 32473 Lagacy Point Pkwy Avon Lake, Oh 44012	185,000,000		5.06%

(1)	Includes 1,000,000 shares in the name of Mr. Stanton’s minor children

(2)	Includes 4,000,000 shares issued in the name of Stephen L and Evelyn Gurba, but being held as security for a loan.

(3)	Shares are owned by Mr. Colburn’s partnership GovFunding, LLC

(4)	Includes 2,000,000,000 shares of preferred stock

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company leased certain equipment used in its contract manufacturing business segment from Lamar Systems Co., a related corporation owned by Stephen L Gurba, Chief Executive Officer and a shareholder of the Company for $65,000 per month.  In December 2009, the Company purchased the equipment under this lease cancelling any future obligation under this lease from that point forward.  That equipment has since been disposed of in the closing of BT Manufacturing.

The acquisition of 3Si Holdings, Inc., which occurred on January 1, 2009, had certain preexisting relationships.  Our Chairman of the Board at the time of the acquisition, John D. Stanton owned and/or beneficially controlled 44% of 3Si Holdings, Inc. prior to the acquisition.  Stephen L Gurba, our Chief Executive Officer owned and/or beneficially controlled 35% of 3Si Holdings, Inc. prior to the acquisition.  Stephen L Gurba, our Chief Executive Officer did not own any shares of Bulova Technologies Group, Inc. before this acquisition.

Bulova Technologies Ordnance Systems LLC had a Marketing Firm Agreement with Ramal Management Co. (“Ramal”), a related company owned by Stephen L Gurba, our Chief Executive Officer which expired on January 1, 2011. Pursuant to the terms of the agreement, Ramal received a marketing fee for services of 4% of net sales generated through contracts of Bulova Technologies Ordnance Systems LLC.

The Company received loans from two (2) major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule.  The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000.  All shareholder debt is accruing interest.  During the year ended September 30, 2012, the Company issued 171,830,956 shares of common stock in exchange for $699,100 of shareholder loans, and during the year ended September 30, 2011, the Company issued 226,054,557 shares of common stock in exchange for $2,565,202 of shareholder loans   As of September 30, 2012, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $369,010.  This amount is reported on the balance sheet net of unamortized discount of $183,816.

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

2012	$38,250
2011	$39,200

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0.00
2011	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0.00
2011	$0.00

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0.00
2011	$0.00

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

	10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*)

	10.2	Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010. (**)

	31.1	Rule 13a-14(a) Certification of President and Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Treasurer and Principal Financial Officer

	32.1	Certification of President and Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Treasurer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS***	XBRL Instance

	101.SCH***	XBRL Taxonomy Extension Schema

	101.CAL***	XBRL Taxonomy Extension Calculation

	101.DEF***	XBRL Taxonomy Extension Definition

	101.LAB***	XBRL Taxonomy Extension Labels

	101.PRE***	XBRL Taxonomy Extension Presentation

	*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

	**	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2011, on January 13, 2012.

***
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

DATED: December 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	December 27, 2012
Stephen L. Gurba
Principal Executive Officer

/s/ C.W. Colburn III	December 27, 2012
C.W. Colburn III
Principal Financial and Accounting Officer