Form 10-Q
period 2012-12-31
Bulova Technologies Group, Inc.
filed 2013-02-11
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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

As of January 30, 2013 the Company had 3,479,263,290 shares of Common Stock and 2,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30, 2012
ASSETS

Cash and equivalents	$2,250	$29,034
Accounts receivable	-	112,005
Contract claim receivable	-	-
Inventory	431,890	1,023,980
Other current assets	47,849	48,334

Total current assets	481,989	1,213,353

Property, plant and equipment	29,207	2,474,928
Other assets	5,056	27,461

Total Assets	$516,252	$3,715,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$77,836	$423,102
Accrued expenses	6,633,068	7,202,905
Advance payments and billings in excess of cost	-	666,490
Current portion of long term debt (see note 6)	1,957,133	8,386,675
Current liabilities associated with discontinued operations	-	2,011,937

Total current liabilities	8,668,037	18,691,109

Shareholder loans and accrued interest	95,422	185,195
Long term debt, net of current portion	276,881	1,144,074

Total liabilities	9,040,340	20,020,378

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 2,000,000,000 issued and outstanding at December 31, 2012 and September 30, 2012	20,000	20,000
Common stock, $.001 par; authorized 5,000,000,000 shares; 3,231,839,048 and 1,658,327,831 issued and outstanding at December 31, 2012 and September 30, 2012	3,231,839	1,658,328
Additional paid in capital in excess of par	19,029,718	20,223,672
Retained deficit	(30,805,645)	(38,206,636)

Total shareholders’ deficit	(8,524,088)	(16,304,636)

Total liabilities and shareholders’ equity	$516,252	$3,715,742

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

	2012	2011

Revenues	$1,036,272	$1,282,893
Cost of revenues	898,669	741,625

Gross profit	137,603	541,268

Selling and administrative expense	671,421	929,393
Stock based compensation	157,682	37,610
Depreciation and amortization expense	225,782	926,668
Interest expense	457,719	264,929

Total expenses	1,512,604	2,158,600

Income (loss) from operations	(1,375,001)	(1,617,332)

Other income (expense)
Other income	7,466,568	158

Income (loss) from continuing operations before income taxes	6,091,567	(1,617,174)

Income tax expense	-	-

Income (loss) from continuing operations	6,091,567	(1,617,174)
Income (loss) from discontinued operations, net of tax	1,309,424	(22,837)

Net Income (loss)	$7,400,991	$(1,640,011)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$.002	$(.003)
Income (loss) from discontinued operations	.001	-
Basic and diluted net income (loss) per share	$.003	$(.003)

Weighted average shares used in computing basic and diluted net (loss) per common share	2,848,455,986	467,867,250

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net Income	$7,400,991	$(1,640,011)
(Income) Loss from discontinued operations	(1,309,424)	22,837
Income (Loss) from continuing operations	6,091,567	(1,617,174)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,782	926,669
Stock based payment for services	157,682	37,610
(Gain) from settlement of debt	(356,765)	-
Loss on sale of note receivable	156,710	-
(Gain) on sale of assets	(6,153,177)	-
Changes in operating assets and liabilities
Accounts receivable	112,005	4,705
Inventory	(376,486)	(128,928)
Prepaid expenses and other assets	485	114,131
Accounts payable and accrued expenses	(343,718)	695,247
Advance payments and billings in excess of costs	-	(370,980)

Net cash flows from operating activities – continuing operations	(485,915)	(338,720)
Net cash flows from operating activities – discontinued operations	(1,309,424)	-
Net cash flows from operating activities	(1,795,339)	(338,720)

Cash flows from investing activities:
Proceeds from sale of assets	9,547,580	-
Proceeds from sale of note receivable	250,000	-
Principle collections on note receivable	3,831	-

Net cash flows from investing activities – continuing operations	9,801,411	-
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	9,801,411	-

Cash flows from financing activities:
Shareholder advances	-	165,504
Repayment of Shareholder loans	(351,101)	-
Increases in long term debt	746,318	65,000
Repayment of long term debt	(8,428,073)	(36,137)

Net cash flows from financing activities – continuing operations	(8,032,856)	194,367
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	(8,032,856)	194,367

Increase (decrease) in cash and cash equivalents	(26,784)	(144,353)
Cash and cash equivalents, beginning	29,034	169,499

Cash and cash equivalents, ending	$2,250	$25,146
Cash paid for interest	$2,222	$15,806
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

•	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt

•	October 2011, the Company issued 500,000 common shares for services

•	November 2011, the Company issued 10,268,342 common shares to various individuals

•	November 2011, the Company issued 5,352,941 common shares as conversion of debt

•	December 2011, the Company issued 12,831,591 common shares as conversion of debt

•	December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt.

•	October 2012, the Company issued 150,807,692 common shares for services

•	October 2012, the Company issued 988,923,568 common shares as conversion of debt

•	November 2012, the Company issued 151,500,000 common shares for services

•	November 2012, the Company issued 183,029,958 common shares as conversion of debt

•	December 2012, the Company issued 99,249,999 common shares for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2012	2,000,000,000	$20,000	1,658,327,831	$1,658,328	$20,223,672	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			1,171,953,526	1,171,954	(966,954)		205,000
Issuance of convertible debt					16,875		16,875
Issuance of shares for services			401,557,691	401,557	(243,875)		157,682
Net income for the three months ended December 31, 2012						7,400,991	7,400,991
Balances, December31, 2012	2,000,000,000	$20,000	3,231,839,048	$3,231,839	$19,029,718	$(30,805,645)	$(8,524,088)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

1. Description of business:

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of a private company that was under common control and began operations in Florida. The Company operates as a government contractor in the United States. Headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012.

2. Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2012, has been derived from audited financial statements.

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

On January 1, 2009, the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a privately held Florida corporation controlled by the majority stockholder of the Company in exchange for 40,000,000 shares of its common stock. The assets and operations of 3Si were accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC (formerly Bulova Technologies Combat Systems LLC).

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida, where it assembled a wide range of printed circuit board products. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. The Company has since changed the name to Bulova Technologies (Europe) LLC. The company has developed an innovative and cost-effective program to facilitate the needs of NATO members and allied countries. It leases office space in Frankfurt, Germany to promote this program. The subsidiary is also looking to take advantage of the offset opportunities around the world through a joint venture, focusing, initially in the UAE and is administering non-standard ammo and non-standard weapons contracts through its blanket purchase agreements with the U.S. Government

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2012 and the results of operations and cash flows for the three months ended December 31, 2012 and 2011. All intercompany activity has been eliminated.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through February 8, 2013, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at December 31, 2012 and September 30, 2012 is as follows:

	December 31, 2012	September 30, 2012
Finished goods	$-	$-
Work in process	-	-
Materials and supplies	431,890	1,023,980

Total inventory	431,890	1,023,980
Less inventory classified as discontinued operations	-	-

Total inventory of continuing operations	$431,890	$1,023,980

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

Property, plant and equipment are comprised of the following at December 31, 2012 and September 30, 2012

	December 31, 2012	September 30, 2012
Land	$-	$1,225,000
Buildings and improvements	-	1,170,194
Machinery and equipment	-	752,554
Funiture, fixtures and leasehold improvements	45,735	45,735

	45,735	3,193,483
Less accumulated depreciation	(16,528)	(718,555)

Net Property, plant and equipment	29,207	2,474,928
Less property, plant and equipment from discontinued operations	-	-

Net property, plant and equipment of continuing operations	$29,207	$2,474,928

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

Discontinued Operations

The Company reported the results of BT Manufacturing Company LLC, our contract manufacturing segment as a discontinued operation.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the three months ended December 31, 2012 and 2011.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2012, there were 299,924,000 common stock equivalents that were anti-dilutive and were not included in the calculaton.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

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

On October 24, 2012, as a part of the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, the Company negotiated and settled this dispute with Webster Business Credit Corporation and relinquised all claims.

4. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at December 31, 2012 and September 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

In October of 2012, the Company negotiated a settlement with PNL Newco II LLC for complete satisfaction of this debt for $625,000. The transaction resulted in a gain of $1,309,424.

	Three Months Ended December 31,
	2012	2011

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses	-	(22,837)
Other	1,309,424	-
Gain (Loss) to be recognized from discontinued operations	1,309,424	(22,837)
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$1,309,424	$(22,837)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,	September 30,
	2012	2012

Accounts receivable	$-	$-
Inventory	-	-
Other current assets	-	-
Total current assets held for sale	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$-	$351,054
Current portion of long-term debt	-	1,660,883
Provision for loss on disposal of business segment	-	-
Total current liabilities associated with discontinued operations	-	2,011,937
Long term debt, net of current portion	-	-
Total liabilities associated with discontinued operations	$-	$2,011,937

5. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company had certain contracts with the U.S. Government that were funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of December 31, 2012 and September 30, 2012 are $0 and $666,490 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of December 31, 2012 and September 30, 2012.

6. Long Term Debt

The proceeds of certain active contracts have been pledged to a single creditor.  These contracts, having a value in excess of $7,950,000, are expected to be fulfilled no later than June 30, 2013.  Upon completion of these contracts $1,549,764 of debt will be automatically extinguished.

Long term debt consisted of the following at:

	December 31, 2012	September 30, 2012
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2012.	$-	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on March 10, 2021.	-	480,666

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on December 1, 2020.	-	776,116

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	-	54,880

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	-	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at September 30, 2012. Final payment is due January 31, 2012.	-	3,158,000

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	220,000

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	133,000

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011.	-	105,000

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	128,000

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	250,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	110,000

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the original amount of $22,500 net of discount of $2,697, bearing interest at 8% with a maturity date of February 21, 2013.	19,803	25,032

Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $32,500 net of discount of $5,755, bearing interest at 8% with a maturity date of April 19, 2013.	26,745	21,888

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of December 31, 2012. Final payment due upon delivery	700,000	1,550,000

Note payable to GovFunding LLC dated March 30, 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012	-	100,000

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest as the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $850,000 as of December 31, 2012	354,244	285,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 2012	-	200,000

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000, bearing interest at 18% with a maturity date of August 25, 2012.	-	100,000

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,400,000 as of December 31, 2012. Final payment due June 30, 2013.	495,520	700,000

Convertible Note payable to an individual dated August 15, 2012 in the amount of $5,000 net of discount of $568, bearing interest at 18% with a maturity date of October 31, 2012.	-	4,432

Convertible Note payable to an individual dated May 25, 2012 in the amount of $10,000 net of discount of $1,265, bearing interest at 18% with a maturity date of October 31, 2012.	-	8,735

Note payable to GovFunding LLC dated August 7, 2012 in the amount of $245,000, bearing interest at 18%. Final payment due October 15, 2012	-	245,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500 net of discount of $13,561, bearing interest at 8% with a maturity date of August 9, 2013.	23,939	-

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	-

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	-
	2,234,014	11,191,632
Less current portion pertaining to continuing operations	(1,957,133)	(8,386,675)
Less current portion associated with discontinued operations	-	(1,660,883)
	$276,881	$1,144,074

Principal maturities of long term debt for the next five years and thereafter as of December 31, 2012 are as follows:

Period ended December 31,
2013	$1,957,133
2014	276,881
2015	-
2016	-
2017	-
Thereafter	-
$2,234,014

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

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2012 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2012 the Company had federal net operating loss carry forwards of approximately $24,160,000 and Florida net operating loss carry forwards of approximately $23,926,000. The federal net operating loss carry forwards will expire in 2020 through 2032 and state net operating loss carry forwards that will expire in 2028 through 2032.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2012	9/30/2012

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	(37.63)%	(37.63%)

Effective Income Tax Rate	$-	$-

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2012, the tax returns for the Company for the years ending 2009 through 2011remain open to examination by the Internal Revenue Service and Florida Department of Revenue. In addition the tax returns related to 3SI remain open to federal and state examination for the periods ending June 2005 through 2008. The Company and its subsidiaries are not currently under examination for any period.

The Company has adopted a policy to recognize interest and penalties accrued related to unrecognized tax benefits in its income tax provision. The Company has evaluated its unrecognized tax benefits and determined that due to the NOL carry forwards, that no accrual of interest and penalties is required in the current period.

8. Commitments and Contingencies

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

At December 31, 2012 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. The Company also leases on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the three months ended December 31, 2012, was approximately $70,000.

9. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

Bulova Technologies Ordnance Systems LLC had a marketing agreement with Stephen L. Gurba that concluded on December 31, 2012.

The Company has received loans from two (2) major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. All shareholder interest is accruing interest. As of December 31, 2012, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $95,422.

As a consequence of the sale on October 24, 2012, the Company has substantially reduced its debt. GovFunding LLC, one of the Company’s larger creditors has retained a balance due to it of $553,763. With the appointment on November 2, 2012, of C.W. Colburn III to the office of Chief Financial Officer, this amount is considered related party debt as Mr. Colburn is also an officer of GovFunding LLC.

10. Stockholders’ Equity

Common Shares

October 2012, the Company issued 150,807,692 common shares for services

October 2012, the Company issued 988,923,568 common shares as conversion of debt

November 2012, the Company issued 151,500,000 common shares for services

November 2012, the Company issued 183,029,958 common shares as conversion of debt

December 2012, the Company issued 99,249,999 common shares for services

Preferred Shares

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

11. Subsequent Events

January 2013 – the Company issued 247,424,242 shares of its common stock as conversion of debt

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

For the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Discontinued Operations

The only activity to reflect as results from our discontinued operations for the three months ended December 31, 2012 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC.  The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest.  The only activity for the three months ended December 31, 2011 was the accrual of interest expense on this debt in the amount of $22,873.

Continuing Operations

With the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, the contracts that were being performed at the Mayo, Florida location are in the process of being novated to the buyer of the facilities.  This process conveys the rights to the contracts conveyed, and also releases our Company from the obligation to perform.  Until this process is completed, the contracts remain in the name of Bulova Technologies Ordnance Systems LLC, and our Company is still legally responsible for their fulfillment.  As a consequence, the Company is subcontracting the performance to the buyer of the facilities, and passing all monies on those specific contracts straight through.  The effect on our financial statements will be to show revenue with very little gross profit as pertaining only to those contracts that are in the process of novation.

The Company’s revenue for continuing operations for the three months ended December 31, 2012 of $1,036,272 is a decrease of $246,621 when compared to the Company’s revenue for the three months ended December 31, 2011 of $1,282,893.

The Company’s cost of sales for continuing operations for the three months ended December 31, 2012 of $898,669 is an increase of 157,044 when compared to the Company’s cost of sales for the three months ended December 31, 2011 of $741,625.

The Company’s gross profit for continuing operations for the three months ended December 31, 2012 of $137,603 is a decrease of $403,665 when compared to the Company’s gross profit for the three months ended December 31, 2011 of $541,268.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended December 31, 2012 of $1,354,922 is a decrease of $766,068 when compared to the same expenses of $2,120,990 for the three months ended December 31, 2011.  This is due primarily to the elimination of these costs associated the operations that have been sold.

The Company’s stock based compensation for continuing operations for the three months ended December 31, 2012 was $157,682, and represents an increase of $120,072 as compared to the stock based compensation of $37,610 for the three months ended December 31, 2011.

The Company’s other income for the three months ended December 31, 2012 of $7,466,568 represents an increase of $7,466,410 as compared to $158 for the three months ended December 31, 2011.  This increase is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012.

The Company’s net income from continuing operations for the three months ended December 31, 2012 of $6,091,567 is an increase of $7,708,741 when compared to the Company’s net loss for continuing operations for the three months ended December 31, 2011 of $1,617,174.

3.	Liquidity and capital resources:

As of December 31, 2012, the Company’s sources of liquidity consisted of the proceeds from the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, as well as new debt and the current active contracts with the U.S. Army. The Company has extinguished the majority of its debt and is now positioned to execute its growth strategy.

As of December 31, 2012, we had $2,250 in cash and cash equivalents.

Cash flows used in operating activities was $1,795,339 for the three months ended December 31, 2012.

Cash flows from investing activities were $9,801,411, and consisted primarily of the proceeds from the sale of assets for the three months ended December 31, 2012,

Cash flows used in financing activities were $8,032,856 for the three months ended December 31, 2012, and consisted primarily of the repayment of long term debt afforded by the sale of assets.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate operating cash flows.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ C.W. Colburn III
C.W. Colburn III
Principal Financial and Accounting Officer
DATED: February 11, 2013