Form 10-Q
period 2013-06-30
Bulova Technologies Group, Inc.
filed 2013-08-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2013

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

As of August 2, 2013 the Company had 4,000,263,290 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4.	Controls and Procedures	24

	PART II – OTHER INFORMATION
Item 6.	Exhibits	24

	Signatures	25

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	September 30,
	(unaudited)	2012
ASSETS

Cash and equivalents	$43,117	$29,034
Accounts receivable	-	112,005
Contract claim receivable	-	0
Inventory	-	1,023,980
Other current assets	153,621	48,334

Total current assets	196,738	1,213,353

Property, plant and equipment	24,633	2,474,928
Other assets	240,617	27,461

Total Assets	$461,988	$3,715,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$397,463	$423,102
Accrued expenses	355,707	7,202,905
Advance payments and billings in excess of cost	-	666,490
Current portion of long term debt	2,181,152	8,386,675
Current liabilities associated with discontinued operations	-	2,011,937

Total current liabilities	2,934,322	18,691,109

Shareholder loans and accrued interest	202,035	185,195
Long term debt, net of current portion	138,441	1,144,074

Total liabilities	3,274,798	20,020,378

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 2,000,000,000 issued and outstanding at June 30, 2013 and September 30, 2012	40,000	20,000
Common stock, $.001 par; authorized 5,000,000,000 shares; 3,850,263,290 and 1,658,327,831 issued and outstanding at June 30, 2013 and September 30, 2012	3,850,263	1,658,328
Subscription receivable - warrants	(66,000)
Additional paid in capital in excess of par	19,079,929	20,223,672
Retained deficit	(25,717,002)	(38,206,636)

Total shareholders’ deficit	(2,812,810)	(16,304,636)

Total liabilities and shareholders’ equity	$461,988	$3,715,742

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$2,248,509	$616,871	$5,225,297	$2,538,613
Cost of revenues	1,802,895	404,509	4,428,434	1,564,947

Gross profit	445,614	212,362	796,863	973,666

Selling and administrative expense	512,631	852,256	1,694,063	2,781,151
Stock based compensation	-	738,255	273,182	2,265,939
Depreciation and amortization expense	160,930	489,308	453,648	1,676,065
Interest expense	28,743	89,084	513,330	728,892

Total expenses	702,304	2,168,903	2,934,223	7,452,047

Income (loss) from operations	(256,690)	(1,956,541)	(2,137,360)	(6,478,381)

Other income (expense)
Other income	-	106	13,317,570	525,264

Income (loss) from continuing operations before income taxes	(256,690)	(1,956,435)	11,180,210	(5,953,117)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(256,690)	(1,956,435)	11,180,210	(5,953,117)
Income (loss) from discontinued operations, net of tax	-	(22,837)	1,309,424	(68,511)

Net Income (loss)	$(256,690)	$(1,979,272)	$12,489,634	$(6,021,628)

Basic net income (loss) per share
Income (loss) from continuing operations	$-	$(.002)	$.003	$(.008)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$-	$(.002)	$.003	$(.008)

Diluted net income (loss) per share
Income (loss)from continuing operations	$-	$(.002)	$.0017	$(.008)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$-	$(.002)	$.0017	$(.008)

Weighted average shares outstanding
Basic	3,705,263,290	966,737,758	3,371,969,803	756,066,512
Diluted	3,705,263,290	966,737,758	6,522,336,001	756,066,512

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net Income (loss)	$12,489,634	$(6,021,628)
(Income) Loss from discontinued operations	(1,309,424)	68,511
Income (Loss) from continuing operations	11,180,210	(5,953,117)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,648	1,676,065
Stock based payment for services	273,182	2,265,939
Gain from change in accounting estimate	(6,071,700)	-
(Gain) from settlement of debt	(356,765)	-
Loss on sale of note receivable	156,710	-
(Gain) on sale of assets	(6,153,177)	-
Changes in operating assets and liabilities
Accounts receivable	112,005	85,201
Inventory	55,404	(275,424)
Prepaid expenses and other assets	(105,287)	79,810
Accounts payable and accrued expenses	(143,483)	271,608
Advance payments and billings in excess of costs	-	(370,980)

Net cash flows from operating activities – continuing operations	(599,253)	(2,220,898)
Net cash flows from operating activities – discontinued operations	(1,309,424)	-
Net cash flows from operating activities	(1,908,677)	(2,220,898)

Cash flows from investing activities:
Proceeds from sale of assets	9,547,580	-
Proceeds from sale of note receivable	250,000	-
Purchase of property and equipment	-	(1,000)
Principle collections on note receivable	3,831	-

Net cash flows from investing activities – continuing operations	9,801,411	(1,000)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	9,801,411	(1,000)

Cash flows from financing activities:
Proceeds from sale of preferred shares	20,000	-
Repayment of Shareholder loans	(244,488)	(146,063)
Increases in long term debt	1,623,673	2,355,000
Repayment of long term debt	(9,277,836)	(122,575)

Net cash flows from financing activities – continuing operations	(7,878,651)	2,086,362
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	(7,878,651)	2,086,362

Increase (decrease) in cash and cash equivalents	14,083	(135,536)
Cash and cash equivalents, beginning	29,034	169,499

Cash and cash equivalents, ending	$43,117	$33,963

Cash paid for interest	$2,476	$72,094

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2011, the Company issued 8,896,394 common shares issued as conversion of debt

●	October 2011, the Company issued 500,000 common shares for services

●	November 2011, the Company issued 10,268,342 common shares to various individuals

●	November 2011, the Company issued 5,352,941 common shares as conversion of debt

●	December 2011, the Company issued 12,831,591 common shares as conversion of debt

●	December 2011, the Company issued 90,000,000 common shares and authorized the issuance of an additional 60,000,000 shares as conversion of related party debt.

●	October 2012, the Company issued 150,807,692 common shares for services

●	October 2012, the Company issued 988,923,568 common shares as conversion of debt

●	November 2012, the Company issued 151,500,000 common shares for services

●	November 2012, the Company issued 183,029,958 common shares as conversion of debt

●	December 2012, the Company issued 99,249,999 common shares for services

●	January 2013, the Company issued 247,424,242 common shares as conversion of debt

●	January 2013, the Company issued 30,000,000 common shares associated with new debt

●	January 2013, the Company issued 41,000,000 common shares for services

●	February 2013, the Company issued 150,000,000 common shares as conversion of debt

●	February 2013, the Company issued 4,260,102,343 warrants associated with new debt

●	February 2013, the Company issued 4,117,996,250 warrants in exchange for subscription notes receivable of $66,000

●	February 2013, the Company issued 1,073,000,000 warrants for services

●	June 2013, the Company issued 150,000,000 common shares as conversion of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
NINE MONTHS ENDED JUNE30, 2013
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2012	2,000,000,000	$20,000	1,658,327,831	$1,658,328		$20,223,672	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			1,171,953,526	1,171,954		(966,954)		205,000
Issuance of convertible debt						31,500		31,500
Issuance of shares for services			401,557,691	401,557		(243,875)		157,682
Issuance of Warrants					(66,000)	66,000		-
Sale of Stock	2,000,000,000	20,000						20,000
Issuance of shares in satisfaction of debt			547,424,242	547,424		(506,924)		40,500
Issuance of shares for new debt			30,000,000	30,000		(24,000)		6,000
Issuance of shares for services			41,000,000	41,000		(32,800)		8,200
Issuance of warrants associated with new debt						426,010		426,010
Issuance of warrants for services						107,300		107,300
Net income for the nine months ended June 30, 2013							12,489,634	12,489,634
Balances, June 30, 2013	4,000,000,000	$40,000	3,850,263,290	$3,850,263	$(66,000)	$19,079,929	$(25,717,002)	$(2,812,810)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary was originally formed to administer an acquisition contract that Bulova Technologies Ordnance Systems LLC was awarded from the U.S. Department of Defense in January 2009. The Company has since changed the name to Bulova Technologies (Europe) LLC. It markets the Mortar Exchange program, which it helped develop, to facilitate the needs of NATO members and allied countries. It leases office space in Frankfurt, Germany to promote this program. The subsidiary is also looking to take advantage of the offset opportunities around the world through a joint venture, focusing, initially in the UAE and is administering non-standard ammo and non-standard weapons contracts through its blanket purchase agreements  with the U.S. Government

Bulova Technologies Machinery LLC – formed in July of 2013, Bulova Technologies Machinery LLC represents the Company’s entree into the machine tool business, and will import industrial machine tools and related equipment from recognized international sources, and establish a Distributor / Dealer network throughout the United States and Canada. This subsidiary has not yet begun its operations as of the date of this report.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three and nine months ended June 30, 2013 and 2012.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Subsequent Events

The Company has evaluated subsequent events through August 7, 2013, to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

The breakdown of inventory at June 30, 2013 and September 30, 2012 is as follows:

	June 30,	September 30,
	2013	2012
Finished goods	$-	$-
Work in process	-	-
Materials and supplies	-	1,023,980

Total inventory	-	1,023,980
Less inventory classified as discontinued operations	-	-

Total inventory of continuing operations	$-	$1,023,980

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

Property, plant and equipment are comprised of the following at June 30, 2013 and September 30, 2012

	June 30,	September 30,
	2013	2012
Land	$-	$1,225,000
Buildings and improvements	-	1,170,194
Machinery and equipment	-	752,554
Funiture, fixtures and leasehold improvements	45,735	45,735

	45,735	3,193,483
Less accumulated depreciation	(21,102)	(718,555)

Net Property, plant and equipment	24,633	2,474,928
Less property, plant and equipment from discontinued operations	-	-

Net property, plant and equipment of continuing operations	$24,633	$2,474,928

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the three and nine months ended June 30, 2013 and 2012.

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

Loss per Common Share

Basic net loss per share includes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2013, there were 9,671,098,593 common stock equivalents that were anti-dilutive and were not included in the calculaton for the three months ended June 30, 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

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

4.     Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at June 30 31, 2013 and September 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

Summarized operating resultes for discontinued operations is as follows:

	NIne Months Ended
	June 30,
	2013	2012

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses	-	(68,511)
Other	1,309,424	-
Gain (Loss) to be recognized from discontinued operations	1,309,424	(68,511)
Income tax benefit	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$1,309,424	$(68,511)

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

5.     Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company had certain contracts with the U.S. Government that were funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of June 30, 2013 and September 30, 2012 are $0 and $666,490 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2013 and September 30, 2012.

6.     Long Term Debt

Long term debt consisted of the following at:

	June 30, 2013	September 30, 2012
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2012.	$-	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on March 10, 2021.	-	480,666

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on December 1, 2020.	-	776,116

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	-	54,880

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	-	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at September 30, 2012. Final payment is due January 31, 2012.	-	3,158,000

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	220,000

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	133,000

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18%. with a maturity date of August 1, 2011.	-	105,000

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	128,000

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	250,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	110,000

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the original amount of $22,500 net of discount of $0, bearing interest at 8% with a maturity date of February 21, 2013.	-	25,032

Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500 , bearing interest at 8% with a maturity date of April 19, 2013.	14,500	21,888

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of December 31, 2012. Final payment due upon delivery	700,000	1,550,000

Note payable to GovFunding LLC dated March 30, 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012	-	100,000

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest as the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $850,000 as of December 31, 2012	-	285,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 2012	-	200,000

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000, bearing interest at 18% with a maturity date of August 25, 2012.	-	100,000

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,400,000 as of December 31, 2012. Final payment due November 30, 2012.	-	700,000

Convertible Note payable to an individual dated August 15, 2012 in the amount of $5,000 net of discount of $568, bearing interest at 18% with a maturity date of October 31, 2012.	-	4,432

Convertible Note payable to an individual dated May 25, 2012 in the amount of $10,000 net of discount of $1,265, bearing interest at 18% with a maturity date of October 31, 2012.	-	8,735

Note payable to GovFunding LLC dated August 7, 2012 in the amount of $245,000, bearing interest at 18%. Final payment due October 15, 2012	-	245,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500 net of discount of $2,455, bearing interest at 8% with a maturity date of August 9, 2013.	35,045	-

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	-

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	-

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	-

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	-

Convertible Note payable to Asher Enterprises, Inc. dated February 28, 2013 in the original amount of $32,500 net of discount of $9,839, bearing interest at 8% with a maturity date of December 4, 2013	22,661	-

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	60,000	-

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	-

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	30,000	-

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	312,803	-
	2,319,593	11,191,632
Less current portion pertaining to continuing operations	(2,181,152)	(8,386,675)
Less current portion associated with discontinued operations	-	(1,660,883)
	$138,441	$1,144,074

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2013 are as follows:

Period ended June 30,
2014	$2,181,152
2015	138,441
2016	-
2017	-
2018	-
Thereafter	-
$2,319,593

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/13	9/30/2012

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	(37.63)%	(37.63%)
Effective Income Tax Rate	$-	$-

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

At June 30, 2013 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. The Company also leases on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the nine months ended June 30, 2013, was approximately $211,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2013 are as follows:

Period ended June 30,
2014	$254,096
2015	260,448
2016	266,959
2017	273,633
2018	280,474
Thereafter	3,099,663
$4,435,273

9.     Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from two (2) major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. All shareholder interest is accruing interest. As of June 30, 2013, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $202,035.

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

January 2013 – the Company issued 247,424,242 shares of its common stock as conversion of debt

January 2013 – the Company issued 30,000,000 shares of its common stock in association with new debt

January 2013 – the Company issued 41,000,000 common shares for services

February 2013 – the Company issued 150,000,000 common shares of its common stock as conversion of debt

June 2013 – the Company issued 150,000,000 common shares of its common stock as conversion of debt

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

February 25, 2013, the Company sold 2,000,000,000 preferred shares

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

12.   Subsequent Event

On July 11, 2013 the Company issued 150,000,000 common shares in association with current debt

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

1 .    Overview:

Since January 1, 2009, Bulova Technologies Group, Inc. has operated in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governmentsthroughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies OrdnanceSystems LLC., and Bulova Technologies (Europe) LLC. The Contract Manufacturing segment produced cable assemblies, circuit boards as well as complete systems, and was accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale.  During the quarter ended March 31, 2011, the Company accomplished this disposition. For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations and has segregated its operating results and presented them separately as a discontinued operation for all periods.

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

2 .    Results of operations:

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Discontinued Operations

There is no activity to report from discontinued operations for the three months ended June 30, 2013. The only activity for the three months ended June 30, 2012 was the accrual of interest expense on this debt in the amount of $22,837.

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

The Company’s revenue for continuing operations for the three months ended June 30, 2013 of $2,248,509 is an increase of $1,631,638 when compared to the Company’s revenue for the three months ended June 30, 2012 of $616,871.

The Company’s cost of sales for continuing operations for the three months ended June 30, 2013 of $1,802,895 is an increase of $1,398,386 when compared to the Company’s cost of sales for the three months ended June 30, 2012 of $404,509.

The Company’s gross profit for continuing operations for the three months ended June 30, 2013 of $445,614 is an incecrease of $233,252 when compared to the Company’s gross profit for the three months ended June 30, 2012 of $212,362.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the three months ended June 30, 2013 of $702,304 is a decrease of $698,344 when compared to the same expenses of $1,400,648 for the three months ended June 30, 2012. This is due primarily to the elimination of costs associated with the operations that have been sold.

The Company’s did not have any stock based compensation for continuing operations for the three months ended June 30, 2013  as compared to the stock based compensation of $738,255 for the three months ended June 30, 2012.

The Company did not have any other income for the three months ended June 30, 2013 as compared to other income of $106 for the three months ended June 30, 2012.

The Company’s net loss  from continuing operations for the three months ended June 30, 2013 of $256,690 is a decrease of $1,699,745 when compared to the Company’s net loss for continuing operations for the three months ended June 30, 2012 of $1,956,435.

For the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Discontinued Operations

The only activity to reflect as results from our discontinued operations for the nine months ended June 30, 2013 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC. The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest. The only activity for the nine months ended June 30, 2012 was the accrual of interest expense on this debt in the amount of $68,511.

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

The Company’s revenue for continuing operations for the nine months ended June 30, 2013 of $5,225,297 is an increase of $2,686,684 when compared to the Company’s revenue for the nine months ended June 30, 2012 of $2,538,613.

The Company’s cost of sales for continuing operations for the nine months ended June 30, 2013 of $4,428,434 is an increase of $2,863,487 when compared to the Company’s cost of sales for the nine months ended June 30, 2012 of $1,564,947.

The Company’s gross profit for continuing operations for the nine months ended June 30, 2013 of $796,863 is a decrease of $176,803 when compared to the Company’s gross profit for the nine months ended June 30, 2012 of $973,666.

The Company’s operating expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization, and interest for the nine months ended June 30, 2013 of $2,661,041 is a decrease of $2,525,067 when compared to the same expenses of $5,186,108 for the nine months ended June 30, 2012. This is due primarily to the elimination of costs associated with the operations that have been sold. T

The Company’s stock based compensation for continuing operations for the nine months ended June 30, 2013 was $273,182, and represents a decrease of $1,992,757 as compared to the stock based compensation of $2,265,939 for the nine months ended June 30, 2012.

The Company’s other income for the nine months ended June 30, 2013 of $13,317,570 represents an increase of $12,792,306 as compared to $525,264 for the nine months ended June 30, 2012. This increase is comprised of two major events. The first is the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012. With the sale on October 24, 2012, the Company has determined effective January 1, 2013 to recognize $6,071,700 as a change in accounting estimate. This amount was derived through a percentage of completion accounting on a contract prior to it being terminated by the US Government. The Company has disputed this termination, and is pursuing a course to have the termination for default changed to a termination for convenience. Since the contracting entity in this matter is the subsidiary which sold substantially all of its assets, the Company has determined that the opportunity to perform under this contract is past, and is therefore changing the estimate of revenue to be recognized to take into income the full amount that had previously been reserved.

The Company’s net income from continuing operations for the nine months ended June 30, 2013 of $11,180,210 is an increase of $17,133,327 when compared to the Company’s net loss for continuing operations for the nine months ended June 30, 2012 of $5,953,117.

3.     Liquidity and capital resources:

As of June 30, 2013, the Company’s sources of liquidity consisted of the proceeds from the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, as well as new debt and the current active contracts with the U.S. Army.

As of June 30, 2013, we had $43,1174 in cash and cash equivalents.

Cash flows used in operating activities was $1,908,677 for the nine months ended June 30, 2013.

Cash flows from investing activities were $9,801,411, and consisted primarily of the proceeds from the sale of assets for the nine months ended June 30, 2013,

Cash flows used in financing activities were $7,878,651 for the nine months ended June 30, 2013, and consisted primarily of the repayment of long term debt afforded by the sale of assets.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate operating cash flows.

The Company“s business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

     DATED: August 14, 2013