Form 10-K
period 2013-09-30
Bulova Technologies Group, Inc.
filed 2014-01-13
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

As of January 6, 2014, the aggregate market value of the voting stock held by non-affiliates of the Company was $146,190 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of January 6, 2014, the Company had 22,126,316 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	8

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Consolidated Financial Statements	11
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	32
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions and Director Independence	36
Item 14.	Principal Accountant Fees and Services	36

PART IV

Item 15.	Exhibits and Financial Statement Schedules	37

	Signatures	38

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

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a private company that was under common control and began operations in Florida. The Company operates as a government contractor and seller of machine tools and related equipment in the United States. Headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, which included the facilities in Mayo. Commencing in July 2013, the Company opened offices in Branchburg, New Jersey and Sanford, Florida to facilitate its new commercial operations through Bulova Technologies Machinery LLC

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida in a 35,000 square foot facility where it assembled a wide range of printed circuit board products. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011. Final settlement of a note payable occurred when all of the assets of Ordnance were sold in October 2012.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary markets the Mortar Exchange program, which it helped develop, to facilitate the needs of NATO members and allied countries. This subsidiary is also looking to take advantage of the offset opportunities around the world through a joint venture, focusing, initially in the UAE and is administering non-standard ammo and non-standard weapons contracts through its blanket purchase agreements with the U.S. In addition, this subsidiary also markets and sells commercial ammunition acquired through various suppliers worldwide. It leases office space in Frankfurt, Germany to promote and facilitate all of these programs.

Bulova Technologies Machinery LLC – Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and will import industrial machine tools and related equipment from recognized international sources and establish a Distributor/Dealer Network throughout the United States and Canada.

Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and commercial sales.

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

Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Given the potential for uncertainty in the DoD fiscal process, and given the dangerous and volatile global condition in which the U.S. is a primary stabilizing force, our approach to future business planning will include our best assessments and judgments on how to account for change and adapt to new conditions and circumstances.

We rely to a large degree upon sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

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

Commencing with our January 1, 2009 acquisition of 3Si Holdings, Inc., we assumed certain amounts of indebtedness associated with the business operations acquired. Subsequently, we incurred additional debt with high interest rates that have hindered the Company financially. At September 30, 2013, we had approximately $2.9 million in aggregate principal amount of outstanding debt related to continuing operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

At September 30, 2013 the Company operated corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet. The Company also leases, on a month to month basis, an office in Frankfurt Germany to facilitate its European program.

Commencing in July of 2013, Bulova Technologies Machinery LLC, the Company’s newest formed subsidiary, leases approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey to facilitate commercial sales of its new industrial machine tool business.

At September 30, 2012, our former government manufacturing business was located on 261 acres owned by the Company in Mayo, Florida, where we operated a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. There are more than 38 buildings on the property consisting of warehouses, storage, and manufacturing facilities. This property was sold in October 2012.

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

Quarter Ending	High	Low
December 31, 2011	$0.0190	$0.0030
March 31, 2012	0.0190	0.0026
June 30, 2012	0.0070	0.0006
September 30, 2012	0.0017	0.0002

December 31, 2012	$0.0008	$0.0001
March 31, 2013	0.0006	0.0001
June 30, 2013	0.0004	0.0001
September 30, 2013	0.0002	0.0001

The closing bid price of our Common Stock on January 6, 2014, was $.02

As of January 6, 2014, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2014.

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

Overview:

Starting January 1, 2009, Bulova Technologies Group, Inc. had operations in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC. The Contract Manufacturing segment produced cable assemblies, circuit boards as well as complete systems, and was accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in the contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition. For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations and has segregated its operating results and presented them separately as a discontinued operation for all periods. Commencing in July of 2013, the Company entered into the industrial machine tool business by forming Bulova Technologies Machinery LLC, which represents a new business segment.

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

Results of operations :

For the year ended September 30, 2013 compared to the year ended September 30, 2012.

Discontinued Operations

The only activity to reflect as results from our discontinued operations for the year ended September 30, 2013 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC. The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest. The only activity for the year ended September 30, 2012 was the accrual of interest expense on this debt in the amount of $91,347.

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2013 of $6,437,773 is an increase of $3,295,711 when compared to the revenue for the year ended September 30, 2011 of $3,142,062.

Cost of revenues for continuing operations for the year ended September 30, 2013 of $5,500,730 is an increase of $3,210,679 when compared to the cost of revenues for the year ended September 30, 2012 of $2,290,051.

Gross profit for continuing operations for the year ended September 30, 2013 of $937,043 is an increase of $85,032 when compared to the gross profit for the year ended September 30, 2012 of $852,011.

Selling and administrative expenses for continuing operations for the year ended September 30, 2013 of $2,350,265 is a decrease of $1,263,714 when compared to selling and administrative expense for the year ended September 30, 2012 of $3,613,979.

Stock based compensation for continuing operations for the year ended September 30, 2013 of $538,182 is a decrease of $1,727,757 when compared to stock based compensation for the year ended September 30, 2012 of $2,265,939.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2013 of $613,658 is a decrease of $1,194,207 when compared to depreciation and amortization expense for the year ended September 30, 2012 of $1,807,865.

Interest expense for continuing operations for the year ended September 30, 2013 of $729,739 is a decrease of $214,822 when compared to interest expense for the year ended September 30, 2012 of $944,561.

The Company’s other income for the year ended September 30, 2013 of $13,201,570 represents an increase of $14,433,058 as compared to ($1,231,488) for the year ended September 30, 2012. This increase is comprised of two major events. The first is the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012. With the sale on October 24, 2012, the Company has determined effective January 1, 2013 to recognize $6,071,700 as a change in accounting estimate. This amount was derived through a percentage of completion accounting on a contract prior to it being terminated by the US Government. The Company has disputed this termination, and is pursuing a course to have the termination for default changed to a termination for convenience. Since the contracting entity in this matter is the subsidiary which sold substantially all of its assets, the Company has determined that the opportunity to perform under this contract is past, and is therefore changing the estimate of revenue to be recognized to take into income the full amount that had previously been reserved.

The Company’s net income from continuing operations for the year ended September 30, 2013 of $9,906,769 is an increase of $18,918,590 when compared to the net loss from continuing operations for the year ended September 30, 2012 of (9,011,821).

Liquidity and capital resources:

As of September 30, 2013, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2013, we had $89,812 in cash and cash equivalents.

Cash flows used in operating activities was $858,518 for the year ended September 30, 2013, and was all used by continuing operations.

Cash flows from investing activities were $9,729,567, and consisted primarily of the proceeds from the sale of assets for the year ended September 30, 2013.

Cash flows used in financing activities were $7,500,847 for the year ended September 30, 2013, and consisted primarily of the repayment of long term debt afforded by the sale of assets.

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

While the Company believes that anticipated revenues resulting from additional contract awards accompanied by its efforts relative to its new commercial sales business segment will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

There are no off-balance sheet arrangements.

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2013, the Company had net operating loss carry forwards (NOLs) of approximately 12.4 million for federal income tax purposes that will begin to expire between the years of 2020 and 2033. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bulova Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Bulova Technologies Group, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 10, 2014

PCAOB Registered

AICPA Member

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

ASSETS

Cash and cash equivalents	$89,812	$29,034
Accounts receivable	303,565	112,005
Contract claim receivable	-	-
Inventory	55,605	1,023,980
Other current assets	13,649	48,334
Current assets from discontinued operations	-	-

Total Current Assets	462,631	1,213,353

Property, plant and equipment	92,709	2,474,928
Investments	-	-
Other assets	103,295	27,461
Non-current assets from discontinued operations	-	-

	$658,635	$3,715,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$514,892	$423,102
Accrued expenses and other current liabilities	1,053,267	7,202,905
Advance payments and billings in excess of cost	-	666,490
Current portion of long term debt	2,821,711	8,386,675
Current liabilities from discontinued operations	-	2,011,937

Total current liabilities	4,389,870	18,691,109

Shareholder loans and accrued interest	(22,613)	185,195
Long term debt, net of current portion–	112,629	1,144,074

	4,479,886	20,020,378

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 2,000,000,000 issued and outstanding at September 30, 2013 and 2012	40,000	20,000
Common stock, $.001 par; authorized 500,000,000 shares, 21,001,316 and 8,291,639 issued and outstanding at September 30, 2013 and 2012	21,001	8,292
Subscription receivable - warrants	(66,000)	-
Additional paid in Capital in excess of par	23,174,191	21,873,708
Retained earnings (deficit)	(26,990,443)	(38,206,636)
	(3,821,251)	(16,304,636)
	$658,635	$3,715,742

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

Revenues	$6,437,773	$3,142,062
Cost of revenues	5,500,730	2,290,051
Gross profit	937,043	852,011

Selling and administrative expenses	2,350,265	3,613,979
Stock based compensation	538,182	2,265,939
Depreciation and amortization expense	613,658	1,807,865
Interest expense	729,739	944,561

Total expenses	4,231,844	8,632,344

Loss from operations	(3,294,801)	(7,780,333)
Other income (expense)
Other income (expense)	13,201,570	(1,231,488)
Income (loss) from continuing operations before income taxes	9,906,769	(9,011,821)

Income tax expense	-	-

Income (loss) from continuing operations	9,906,769	(9,011,821)
Income (loss) from discontinued operations, net of tax	1,309,424	(91,347)

Net income (loss)	$11,216,193	$(9,103,168)

Basic net income (loss) per share
Income (loss) from continuing operations	$.57	$(1.98)
Income (loss) from discontinued operations	.07	(.02)
Net income (loss) per share	$.64	$(2.00)

Diluted net income (loss) per share
Income (loss) from continuing operations	$.23	$(1.98)
Income (loss) from discontinued operations	.03	(.02)
Net income (loss) per share	$.26	$(2.00)

Weighted average shares outstanding
Basic	17,464,286	4,550,081
Diluted	43,110,597	4,550,081

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012

Cash flows from operating activities:
Net Income (Loss)	$11,216,193	$(9,103,168)
(Income) Loss from discontinued operations	(1,309,424)	91,347
Income (Loss) from continuing operations	9,906,769	(9,011,821)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	613,658	1,807,865
Gain from change in accounting estimate	(6,071,700)	-
Gain from settlement of debt	(356,765)	-
Loss on sale of note receivable	156,710
Loss recognized on investments	-	1,746,857
(Gain ) Loss on sale of assets	(6,153,177)	9,897
Stock based payment for services	538,182	2,265,939
Changes in operating assets and liabilities
Accounts receivable	(191,560)	116,080
Inventory	(201)	(338,754)
Prepaid expenses and other assets	28,060	82,492
Accounts payable and accrued expenses	671,506	1,065,407
Advance payments and billings in excess of costs	-	(217,014)

Net cash flows from operating activities – continuing operations	(858,518)	(2,473,052)
Net cash flows from operating activities – discontinued operations	(1,309,424)	-
Net cash flows from operating activities	(2,167,942)	(2,473,052)

Cash flows from investing activities:
Proceeds from sale of assets	9,547,580	-
Proceeds from sale of note receivable	250,000	-
Principal collections on note receivable	3,831	-
Purchase of property and equipment	(71,844)	(89,725)
Net cash flows from investing activities – continuing operations	9,729,567	(89,725)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	9,729,567	(89,725)

Cash flows from financing activities
Repayment of Shareholder loans	(469,136)	(91,943)
Increases in long term debt	2,280,161	2,625,000
Repayment of long term debt	(9,331,872)	(110,745)
Proceeds from sale of preferred shares	20,000	-

Net cash flows from financing activities – continuing operations	(7,500,847)	2,422,312
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	(7,500,847)	2,422,312

Increase (decrease) in cash and cash equivalents	60,778	(140,465)
Cash and cash equivalents, beginning	29,034	169,499

Cash and cash equivalents, ending	$89,812	$29,034
Cash paid for interest	$10,964	$51,115
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2011, the Company issued 44,482 common shares issued as conversion of debt

●	October 2011, the Company issued 2,500 common shares for services

●	November 2011, the Company issued 51,342 common shares to various individuals

●	November 2011, the Company issued 26,765 common shares as conversion of debt

●	December 2011, the Company issued 64,158 common shares as conversion of debt

●

December 2011, the Company issued 450,000 common shares and authorized the issuance of an additional 300,000 shares as conversion of related party debt 250,000 of which were issued in the first quarter of 2012

●	January 2012, the Company issued 757,500 common shares for services

●	February 2012 , the Company issued 3,750 common shares for services

●	February 2012, the Company issued 475,000 common shares in association with new debt

●	February 2012, the Company issued 12,000 common shares as conversion of debt

●	March 2012, the Company issued 15,714 common shares as conversion of debt

●	April 2012, the Company issued 17,308 common shares as conversion of debt

●	April 2012, the Company issued 100,000 common shares for services

●	May 2012, the Company issued 127,064 common shares for services

●	May 2012, the Company issued 31,800 common shares as conversion of debt

●	May 2012, the Company issued 175,000 common shares in association with new debt

●	June 2012, the Company issued 375,000 common shares in association with new debt

●	June 2012, the Company issued 70,423 common shares as conversion of debt

●	June 2012, the Company issued 154,394 common shares for services

●	June 2012, the Company issued 109,155 common shares as conversion of debt

●	July 2012, the Company issued 841,446 common shares in association with new debt

●	August 2012, the Company issued 91,904 common shares as interest payment on debt

●	August 2012, the Company issued 969,231 common shares in association with new debt

●	September 2012, the Company issued 885,010 common shares in association with new debt

●	October 2012, the Company issued 754,038 common shares for services

●	October 2012, the Company issued 4,944,618 common shares as conversion of debt

●	November 2012, the Company issued 757,500 common shares for services

●	November 2012, the Company issued 915,150 common shares as conversion of debt

●	December 2012, the Company issued 496,250 common shares for services

●	January 2013, the Company issued 1,237,121 common shares as conversion of debt

●	January 2013, the Company issued 150,000 common shares associated with new debt

●	January 2013, the Company issued 205,000 common shares for services

●	February 2013, the Company issued 750,000 common shares as conversion of debt

●	February 2013, the Company issued 21,300,512 warrants associated with new debt

●	February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000

●	February 2013, the Company issued 5,365,000 warrants for services

●	June 2013, the Company issued 750,000 common shares as conversion of debt

●	July 2013, the Company issued 750,000 common shares in association with the extension of terms on existing debt

●	September 2013, the Company issued 1,000,000 common shares for services

●	September 2013, the Company issued 10,500,000 warrants associated with debt

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2011 – as previously stated	-	$-	438,138,975	$438,139	$-	$18,065,442	$(29,103,468)	$(10,599,887)
Adjustment to reflect reverse split of 1 for 200 common shares			(435,948,280)	(435,948)		435,948		-
Balances, September 30, 2011 – as restated	-	-	2,190,695	2,191		18,501,390	(29,103,468)	(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	1,243,417	1,243		935,292		956,535
Issuance of shares without consideration in completion of a prior year transaction			45,037	45		(45)		-
Issuance of shares in satisfaction of debt			3,837,491	3,837		971,263		975,100
Issuance of convertible debt						142,380		142,380
Issuance of shares associated with new debt			1,025,000	1,025		1,001,475		1,002,500
Issuance of common stock warrants						366,904		366,904
Cancellation of previously authorized shares not issued			(50,000)	(50)		(44,950)		(45,000)
Net loss for the year ended September 30. 2012							(9,103,168)	(9,103,168)
Balances, September 30, 2012	2,000,000,000	$20,000	8,291,639	$8,292	$-	21,873,708	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			5,859,768	5,860		199,140		205,000
Issuance of convertible debt						31,500		31,500
Issuance of shares for services			2,007,788	2,008		155,674		157,682
Issuance of Warrants					(66,000)	66,000		-
Sale of Stock	2,000,000,000	20,000						20,000
Issuance of shares in satisfaction of debt			2,737,121	2,737		37,763		40,500
Issuance of shares for new debt			150,000	150		5,850		6,000
Issuance of shares for services			205,000	205		7,995		8,200
Issuance of Warrants associated with new debt						426,010		426,010
Issuance of Warrants for services						107,300		107,300
Issuance of shares associated with extension of debt			750,000	750		14,250		15,000
Issuance of shares for services			1,000,000	1,000		39,000		40,000
Issuance of Warrants						210,000		210,000
Net income for the year ended September 30, 2013							11,216,193	11,216,193
Balances, September 30, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(26,990,443)	$(3,821,251)

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

The Company operates as a government contractor and sells machine tools and related equipment in the United States. Headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012.  In July of 2013 the Company formed Bulova Technologies Machinery LLC, a new subsidiary to generate sales of industrial tool machines commercially, with locations in Branchburg, New Jersey and Sanford, Florida.

2.        Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2013 and 2012. All material intercompany transactions have been eliminated.

On January 1, 2009, the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a privately held Florida corporation controlled by the majority stockholder of the Company in exchange for 40,000,000 shares of its common stock. The assets and operations of 3Si have been accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC (formerly Bulova Technologies Combat Systems LLC). In July of 2013, the Company formed its newest subsidiary, Bulova Technologies Machinery LLC.

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida, in a 35,000 square foot facility where it assembled a wide range of printed circuit board products. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. The settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011, with the exception of a note payable, whose final settlement occurred when all of the assets of Ordnance were sold in October 2012.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary markets the Mortar Exchange program, which it helped develop, to facilitate the needs of NATO members and allied countries. This subsidiary is also looking to take advantage of the offset opportunities around the world through a joint venture, focusing, initially in the UAE and is administering non-standard ammo and non-standard weapons contracts through its blanket purchase agreements with the U.S.  In addition, this subsidiary also markets and sells commercially ammunition acquired through various suppliers worldwide. It leases office space in Frankfurt, Germany to promote and facilitate all of these programs.

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and will import industrial machine tools and related equipment from recognized international sources and establish a Distributor/Dealer Network throughout the United States and Canada.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013 and 2012, and the results of operations and cash flows for the years ended September 30, 2013 and 2012.

Subsequent Events

The Company has evaluated subsequent events through January 6, 2014 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and commercial sales.  As the commercial sales segment of the Company is in its initial start-up phase and its operations through September 30, 2013 are not material, the Company has determined not to present financial information by segment.

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

The breakdown of inventory at September 30, 2013 and 2012 is as follows:

	September 30, 2013	September 30, 2012
Finished goods	$-	$-
Work in process	-	-
Materials and supplies	55,605	1,023,980

Total inventory of continuing operations	$55,605	$1,023,980

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

Property, plant and equipment are comprised of the following at September 30, 2013 and 2012

	As of September 30,
	2013	2012
Land	$-	$1,225,000
Buildings and improvements	-	1,170,194
Machinery and equipment	-	752,554
Funiture and fixtures	117,580	45,735

	117,580	3,193,483
Less accumulated depreciation	(24,871)	(718,555)

Net property, plant and equipment	$92,709	$2,474,928

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of BT Manufacturing Company LLC, our contract manufacturing segment as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the years ended September 30, 2013 and 2012.

Shipping Costs

The Company includes shipping costs in cost of revenues.

Income Taxes

Income tax benefits or provisions are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled. Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The Company follows the guidance provided by ASC48, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2013, there were 58,855,493 common stock equivalents that were anti-dilutive and were not included in the calculation.

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

4. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at September 30, 2013 and September 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

Summarized operating results for discontinued operations is as follows:

	Year Ended September 30,
	2013	2012

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	-	(91,347)
Other income	1,309,424	-
Income (loss) from operations	1,309,424	(91,347)
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$1,309,424	$(91,347)

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

5.  Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that are funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. On January 1, 2009, with the acquisition of 3Si Holdings, Inc. and membership interest of Bulova Technologies Ordnance Systems LLC, the Company assumed certain obligations to perform contracts with the US Government with an outstanding balance at the date of acquisition of $3,200,597. The balances outstanding as of September 30, 2013 and September 30, 2012 are $0 and $666,490 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of September 2013 and September 30, 2012.

6. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2013	September 30, 2012
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2012.	$-	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on March 10, 2021.	-	480,666

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on December 1, 2020.	-	776,116

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	-	54,880

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	-	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at September 30, 2012. Final payment is due January 31, 2012.	-	3,158,000

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	220,000

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	133,000

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18% with a maturity date of August 1, 2011.	-	105,000

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000, bearing interest at 18% with a maturity date of April 30, 2012.	-	128,000

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000, bearing interest at 18% with a maturity date of June 30, 2012.	-	250,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	110,000

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the original amount of $22,500 net of discount of $0, bearing interest at 8% with a maturity date of February 21, 2013.	-	25,032

Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	14,500	21,888

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of December 31, 2012. Final payment due upon delivery	700,000	1,550,000

Note payable to GovFunding LLC dated March 30, 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012	-	100,000

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest as the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $850,000 as of December 31, 2012	-	285,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 2012	-	200,000

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000, bearing interest at 18% with a maturity date of August 25, 2012.	-	100,000

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,400,000 as of December 31, 2012. Final payment due November 30, 2012.	-	700,000

Convertible Note payable to an individual dated August 15, 2012 in the amount of $5,000 net of discount of $568, bearing interest at 18% with a maturity date of October 31, 2012.	-	4,432

Convertible Note payable to an individual dated May 25, 2012 in the amount of $10,000 net of discount of $1,265, bearing interest at 18% with a maturity date of October 31, 2012.	-	8,735

Note payable to GovFunding LLC dated August 7, 2012 in the amount of $245,000, bearing interest at 18%. Final payment due October 15, 2012	-	245,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	37,500	-

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	-

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	-

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	-

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	-

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	60,000	-

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	-

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	8,464	-

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	560,819	-

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	54,261	-

Note payable to NFC III LLC bearing interest at 10% payable on demand	75,000	-

Note payable to an individual dated September 10, 2013, bearing interest at 8% payable on demand	75,000	-

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% payable on demand	100,000	-

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% payable on demand	50,000	-

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% payable on demand	49,212	-

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	5,000	-
	2,934,340	11,191,632
Less current portion pertaining to continuing operations	(2,821,711)	(8,386,675)
Less current portion associated with discontinued operations	-	(1,660,883)
	$112,629	$1,144,074

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2013 are as follows:

Period ended September 30,
2014	$2,821,711
2015	80,073
2016	10,852
201	10,852
2018	10,852
Thereafter	-
$2,934,340

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

The income tax provision consists of the following for the years ending September 30 2013 and 2012:

	9/30/2013	9/30/2012
Current
Federal	$-	$-
State	-	-

Deferred - Continuing Operations
Federal	-	-
State	-	-
	$-	$-

Deferred - Discontinued Operations
Federal	-	-
State	-	-
	$-	$-

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

As of September 30, 2013 the Company had federal net operating loss carry forwards of approximately $12,406,000 and Florida net operating loss carry forwards of approximately $11,174,000. The federal net operating loss carry forwards will expire in 2020 through 2033 and state net operating loss carry forwards that will expire in 2028 through 2033.

The components of deferred tax assets and liabilities as of September 30, 2013 and 2012 is as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carry forwards	$-	$4,673,886
Capital Loss Carry Over	-	657,342
Property & Equipment	-	(7,485)
Accrued Comp	-	225,780
Accrued Interest	15,574	-
Accrued Marketing Fee	18,254	-
Share based Compensation	-	2,631,730
Accrued fee		169,335
	33,828	8,350,588

Valuation Allowance	(33,828)	(8,350,588)

Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-

Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2012	$11,450,741
September 30, 2013	8,384,416

Decrease in valuation allowance	$(3,066,325)

The Company decreased the valuation allowance by approximately $3,066,000 in the period ending September 30, 2013. The valuation allowance was decreased to offset the current year net operating loss carry over and other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2013	9/30/2012

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2013, the tax returns for the Company for the years ending 2010 through 2012 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

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

At September 30, 2013 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

The Company leases approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida on a month to month basis, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey for a period of two years, with two, two year options at the same rate. These two locations are to facilitate the commercial sales of Bulova Technologies Machinery LLC.

The Company also leases on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the year ended September 30, 2013, was approximately $310,000.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2013 are as follows:

Period ended September 30
2014	$278,414
2015	262,056
2016	268,607
2017	275,323
2018	282,206
Thereafter	3,028,678
$4,395,284

9. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. All shareholder interest is accruing interest. As of September 30, 2013, the only remaining debt associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $22,613. There is no balance due at September 30, 2013.

10.  Stockholders’ Equity

Common Shares

On December 30, 2013, the Company affected a 1 for 200 reverse split of its common stock. The financial statements have been retroactively adjusted to reflect the effects of this reverse split. All equity issuances relative to common shares are presented as post reverse quantities (1/200), as compared to filings prior to the reverse.

Concurrently, the Company amended its articles to reduce the amount of authorized common shares from 5,000,000,000 to 500,000,000.

October 2011, the Company issued 44,482 common shares issued as conversion of debt

October 2011, the Company issued 2,500 common shares for services

In November 2011, the Company amended its Articles of Incorporation to create a class of Preferred Stock with an authorization of 2,000,000,000 shares, all of which were issued to our Chairman of the Board.

In November 2011, the Company increased its authorization of common shares to 2,000,000,000.

November 2011, the Company issued 51,342 common shares to various individuals

November 2011, the Company issued 26,765 common shares as conversion of debt

December 2011, the Company issued 64,158 common shares as conversion of debt

December 2011, the Company issued 450,000 common shares and authorized the issuance of an additional 300,000 shares as conversion of related party debt 250,000 of which were issued in the first quarter of 2012

January 2012, the Company issued 757,500 common shares for services

February 2012 , the Company issued 3,750 common shares for services

February 2012, the Company issued 475,000 common shares in association with new debt

February 2012, the Company issued 12,000 common shares as conversion of debt

March 2012, the Company issued 15,714 common shares as conversion of debt

April 2012, the Company issued 17,308 common shares as conversion of debt

April 2012, the Company issued 100,000 common shares for services

May 2012, the Company issued 127,064 common shares for services

May 2012, the Company issued 31,800 common shares as conversion of debt

May 2012, the Company issued 175,000 common shares in association with new debt

June 2012, the Company issued 375,000 common shares in association with new debt

June 2012, the Company issued 70,423 common shares as conversion of debt

June 2012, the Company issued 154,394 common shares for services

June 2012, the Company issued 109,155 common shares as conversion of debt

July 2012, the Company issued 841,446 common shares in association with new debt

August 2012, the Company issued 91,904 common shares as payment for interest on debt

August 2012, the Company issued 969,231 common shares in association with new debt

September 2012, the Company issued 885,010 common shares in association with new debt

On September 26, 2012 the Company amended its Articles of Incorporation to increase its authorization to issue its common shares to 5,000,000,000 at a par value of $.001, and to increase its authorization to issue its preferred shares to 5,000,000,000 at a par value of $.00001.

October 2012, the Company issued 754,038 common shares for services

October 2012, the Company issued 4,944,618 common shares as conversion of debt

November 2012, the Company issued 757,500 common shares for services

November 2012, the Company issued 915,150 common shares as conversion of debt

December 2012, the Company issued 496,250 common shares for services

January 2013 – the Company issued 1,237,121 shares of its common stock as conversion of debt

January 2013 – the Company issued 150,000 shares of its common stock in association with new debt

January 2013 – the Company issued 205,000 common shares for services

February 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

June 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

July 2013 – the Company issued 750,000 common shares in association with the extension of terms on existing debt

September 2013 – the Company issued 1,000,000 common shares for services

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

12. Subsequent Events

Subsequent to September 30, 2013, the Company issued additional shares of its common stock as follows:

     October 2013 –500 000 shares issued for services

     November 2013 – 625,000 shares issued for services

On December 30, 2013, the Company affected a 1 for 200 reverse split of its common stock. The financial statements have been retroactively adjusted to reflect the effects of this reverse split. As a result the issued and outstanding common shares have been reduced from 438,138,975 to 2,190,695 as of September 30, 2011. Concurrently, the Company amended its articles to reduce the amount of authorized common shares from 5,000,000,000 to 500,000,000 common shares.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2013:

Name	Age	Office Held
Stephen L. Gurba	57	Chairman of the Board. Chief Executive Officer and President

Craig Schnee	64	Secretary and General Counsel

William McMillen.	72	Chief Financial Officer (2)

C.W. Colburn III	50	Chief Financial Officer (1)(2)

Frank W. Barker, Jr.	58	Chief Financial Officer (1)

(1)	On November 2, 2012, Frank W. Barker, Jr. resigned as Chief Financial Officer and C.W. Colburn III was appointed as new Chief Financial Officer as of that date.
(2)	On April 30, 2013, C.W. Colburn III resigned as Chief Financial Officer and William McMillen was appointed as new Chief Financial Officer as of that date.

Our bylaws provide that the number of members of our board of directors shall have up to (5) members. Our current number of directors is four (4). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All of our officers serve at the discretion of our board of directors

The following is a biographical summary of the business experience of our directors and executive officers:

Stephen L. Gurba is Chairman of the Board, Chief Executive Officer and President. Mr. Gurba has over 35 years of experience in the design, development, production, and management of complex systems for the defense ammunition industry as well as commercial products. His experience has included responsibility for companies with sales of up to $300 million annually and employing as many as 2000 employees. Mr. Gurba has previously held the position of Senior Vice President of General Defense Corporation, Vice President of Marketing for Olin Ordnance, President of Valentec International Corporation, President and CEO of National Manufacturing Corporation, and President, CEO, and Sole Member of Bulova Technologies LLC. Mr. Gurba received an AA in Biology in 1976 from County College of Morris, a BA in Mathematics & Natural Science in 1978 from William Patterson College, an MBA in Executive Management and Administration in 1988 and a PhD in Business Administration in 1991 from Century University.

William E. McMillen is a board member, our Treasurer and Chief Financial Officer. Mr. McMillen is a highly experienced financial professional. He has served successfully as a principal, board member, chief executive officer and chief financial officer in his more than 40-year career in business in a variety of industries, to include manufacturing, merchant banking, private equity investment, commercial distribution and service. His activities and involvement have run the gamut from the formation of start-up companies, acquisition of existing entities, improved management of newly acquired companies and divestitures.

Craig Schnee is a board member, our Secretary and General Counsel. Mr. Schnee has served as a Senior Executive for Mr. Gurba's Management Team for more than two decades, holding the positions of Secretary, General Counsel, Senior Vice President of the Parent Company, and President of several operating subsidiaries engaged in Defense, Commercial and Retail Sales, respectively. He holds a J.D. from the University of Virginia and an MBA from the University of Pennsylvania.

Lynn Shapiro is a board member and a financial advisor. Ms. Shapiro is an experienced entrepreneur and business consultant. For the past several years she has devoted much of her professional energies to equipment finance and marketing and she previously has owned and managed an event/planning/marketing firm and is a Past Director of the WISH, women in the House and Senate.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2012	$493,682	$-	$-	$-	$-	$-	$-	$493,682
Chief Executive Officer and President	2013	$386,000	$-	$-	$-	$-	$-	$-	$386,000

Craig S Schnee	2012	$220,000	$-	$-	$-	$-	$-	$-	$220,000
Secretary and General Counsel	2013	$98,398	$-	$-	$-	$-	$-	$-	$98,398

Frank W. Barker, Jr,	2012	$39,000	$-	$-	$-	$-	$-	$-	$39,000
Chief Financial Officer	2013	$-	$-	$-	$-	$-	$-	$-	$-

C.W. Colburn III	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2013	$185,000	$-	$-	$-	$-	$-	$-	$185,000

William E. McMilloen	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2013	$-	$-	$-	$63,333	$-	$-	$-	$63,333

		$1,422,080	$-	$-	$63,333	$-	$-	$-	$1,422,080

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2013

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
William McMillen	3,166,667			$0.02	8/31/23	-	$-	-	-
Lynn Shapiro	3,961,702			$0.02	2/27/23	-	$-	-	-

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
Lynn Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a five year employment contract with the Company dated January 1, 2011, providing for an annual salary of $386,000 and various fringe benefits.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 21,001,316 shares of common stock and 4,000,000,000 shares of preferred stock issued and outstanding on September 30, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Stock

Preferred	Stephen L. and Evelyn Gurba	2,000,000,000	50.00%	49.74%
	2409 N. Falkenburg Rd
	Tampa, Fl 33619

Common	Stephen L. and Evelyn Gurba	1,230,000	5.86%	0.03%
	2409 N. Falkenburg Rd
	Tampa, Fl 33619

Preferred	Fieldstone Affiliates, LLC	800,000,000	20.00%	19.90%
	PO Box 273369
	Boca Raton, Fl 33427

Preferred	Harold J. Hoodwin	600,000,000	15.00%	14.92%
	Houston, TX 77096

Preferred	David Goose	600,000,000	15.00%	14.92%
	189 Hammock Oak Circle
	Debary, Fl 32713

Common	Edward D. Tschiggfrie	2,746,741	13.08%	0.07%
	400 Julien Dubuque Drive
	Dubuque, Iowa 52003

Common	David J Keehan Trust	1,875,000	8.93%	0.05%
	Avon, Ohio 44011

Common	Jeff Krueger	1,499,254	7.14%	0.04%
	3225 Martha Court West
	West Bend, Wisconsin 53095

	All Officers and Directors as a group	2,001,230,000		49.77%
	(1 Person)

(1) Includes 20,000 shares issued in the name of Stephen L and Evelyn Gurba, but being held as security for a loan.

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

The Company had received loans from two (2) major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. During the year ended September 30, 2012, the Company issued 171,830,956 shares of common stock in exchange for $699,100 of shareholder loans, and during the year ended September 30, 2011, the Company issued 226,054,557 shares of common stock in exchange for $2,565,202 of shareholder loans As of September 30, 2013, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $22,613. There is no balance due under these notes at September 30, 2013.

Item 14. Principal Accountant Fees and Services

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

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

2013	$38,500
2012	$38,250

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0.00
2012	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0.00
2012	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0.00
2012	$0.00

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

DATED: January 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	January 13, 2014
Stephen L. Gurba
Principal Executive Officer

/s/ William E. McMillen	January 13, 2014
William E. McMillen
Principal Financial and Accounting Officer