Form 10-Q
period 2013-12-31
Bulova Technologies Group, Inc.
filed 2014-02-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

As of February 7, 2013 the Company had 22,126,316 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 4. Controls and Procedures	9

PART II – OTHER INFORMATION

Item 6. Exhibits	10

Signatures	10

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September 30, 2013
ASSETS

Cash and equivalents	$72,120	$89,812
Accounts receivable	180,680	303,565
Inventory	679,679	55,605
Other current assets	11,190	13,649

Total current assets	943,669	462,631

Property, plant and equipment	86,756	92,709
Other assets	8,625	103,295

Total Assets	$1,039,050	$658,635

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$386,241	$514,892
Accrued expenses	630,416	1,053,267
Current portion of long term debt	4,529,156	2,821,711

Total current liabilities	5,545,813	4,389,870

Shareholder loans	(161,430)	(22,613)
Long term debt, net of current portion	40,695	112,629

Total liabilities	5,425,078	4,479,886

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at December 31, 2013 and September 30, 2013	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 22,126,316 and 21,001,316 issued and outstanding at December 31, 2013 and September 30, 2013	22,126	21,001
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	23,195,566	23,174,191
Retained deficit	(27,577,720)	(26,990,443)

Total shareholders’ deficit	(4,386,028)	(3,821,251)

Total liabilities and shareholders’ equity	$1,039,050	$658,635

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)

	2013	2012

Revenues	$2,290,096	$1,036,272
Cost of revenues	1,942,364	898,669

Gross profit	347,732	137,603

Selling and administrative expense	751,694	671,421
Stock based compensation	22,500	157,682
Depreciation and amortization expense	100,623	225,782
Interest expense	65,192	457,719

Total expenses	940,009	1,512,604

Loss from operations	(592,277)	(1,375,001)

Other income (expense)
Other income	5,000	7,466,568

Income (loss) from continuing operations before income taxes	(587,277)	6,091,567

Income tax expense	-	-

Income (loss) from continuing operations	(587,277)	6,091,567
Income from discontinued operations, net of tax	-	1,309,424

Net Income (loss)	$(587,277)	$7,400,991

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.03)	$.43
Income (loss) from discontinued operations	-	.09
Basic and diluted net income (loss) per share	$(.03)	$.52

Weighted average shares used in computing basic and diluted net (loss) per common share	$21,827,403	14,242,280

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net Income (loss)	$(587,277)	$7,400,991
(Income) Loss from discontinued operations	-	(1,309,424)
Income (Loss) from continuing operations	(587,277)	6,091,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,623	225,782
Stock based payment for services	22,500	157,682
(Gain) from settlement of debt	-	(356,765)
Loss on sale of note receivable	-	156,710
(Gain) on sale of assets	-	(6,153,177)
Changes in operating assets and liabilities
Accounts receivable	122,885	112,005
Inventory	(624,074)	(376,486)
Prepaid expenses and other assets	2,459	485
Accounts payable and accrued expenses	(551,502)	(343,718)

Net cash flows from operating activities – continuing operations	(1,514,386)	(485,915)
Net cash flows from operating activities – discontinued operations	-	(1,309,424)
Net cash flows from operating activities	(1,514,386)	(1,795,339)

Cash flows from investing activities:
Proceeds from sale of assets	-	9,547,580
Proceeds from sale of note receivable	-	250,000
Principle collections on note receivable	-	3,831

Net cash flows from investing activities – continuing operations	-	9,801,411
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	-	9,801,411

Cash flows from financing activities:
Shareholder advances	-	-
Repayment of Shareholder loans	(138,817)	(351,101)
Increases in long term debt	1,646,688	746,318
Repayment of long term debt	(11,177)	(8,428,073)

Net cash flows from financing activities – continuing operations	1,496,694	(8,032,856)
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	1,496,694	(8,032,856)

Increase (decrease) in cash and cash equivalents	(17,692)	(26,784)
Cash and cash equivalents, beginning	89,812	29,034

Cash and cash equivalents, ending	$72,120	$2,250

Cash paid for interest	$1,326	$2,222

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2013, the Company issued 500 000 common shares for services

●	November 2013, the Company issued 625,000 common shares for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	23,174,191	$(26,990,443)	$(3,821,251)
Issuance of shares for services			1,125,000	1,125		21,375		22,500
Net loss for the three months ended December 31, 2013							(587,277)	(587,277)
Balances, December31, 2013	4,000,000,000	$40,000	22,126,316	$22,126	$(66,000)	23,195,566	$(27,577,720)	$(4,386,028)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
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

2.    Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2013, has been derived from audited financial statements.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary markets the Mortar Exchange program, which it helped develop, to facilitate the needs of NATO members and allied countries. This subsidiary is also looking to take advantage of the offset opportunities around the world through a joint venture, focusing, initially in the UAE and is administering non-standard ammo and non-standard weapons contracts through its blanket purchase agreements with the U.S. In addition, this subsidiary also markets and sells commercially ammunition acquired through various suppliers worldwide. The Company leases office space in Frankfurt, Germany to promote and facilitate all of these programs.

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and will import industrial machine tools and related equipment from recognized international sources and establish a Distributor/Dealer Network throughout the United States and Canada.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2013 and September 30, 2013, and the results of operations and cash flows for the three months ended December 31, 2013 and 2012.

Subsequent Events

The Company has evaluated subsequent events through February 7, 2014 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.The majority of the Company’s revenues and accounts receivable pertain to contracts with the US Government.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at December 31, 2013 and September 30, 2013 is as follows:

	December 31, 2013	September 30, 2013
Inventory held for resale	$610,148	$-
Materials and supplies	69,531	55,605

Total inventory of continuing operations	$679,679	$55,605

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value.

Property, plant and equipment are comprised of the following at December 31, 2013 and September 30, 2013

	December 31, 2013	September 30, 2013

Funiture, fixtures and equipment	117,580	117,580

	117,580	117,580
Less accumulated depreciation	(30,824)	(24,871)

Net property, plant and equipment	$86,756	$92,709

Depreciation expense for the three months ended December 31, 2013 and 2012 was $5,953 and $2,287 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at December 31, 2013 and September 30, 2013 were $0 and $94,670 respectively.

Amortization of loan costs for the three months ended December 31, 2013 and 2012 was $94,670 and $2,222 respectively.

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

Sales revenue is generally recognized upon the shipment of product to customers or the acceptance by customers of the product. Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances were recognized. A significant portion of the Company’s revenue have been generated under various fixed and variable price contracts as follows:

Revenues on fixed-price type contracts are recognized using the Percentage-Of-Completion (POC) method of accounting as specified in government contract accounting standards and the particular contract.Revenues earned on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recognized as units are delivered based on their contractual selling prices (the “Units-of-Delivery” basis of determination). Sales and profits on each fixed-price production contract under which units are not produced in a continuous or sequential process are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “Cost-to-Cost” basis of determination).

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

4. Discontinued Operations

In June of 2010, because of continuing losses in our contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. BT Manufacturing Company LLC, a wholly owned subsidiary of the Company represented our contract manufacturing segment. As a result of the decision to sell this business segment, the Company has identified the assets and liabilities of BT Manufacturing Company LLC as pertaining to discontinued operations at September 30, 2013 and September 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.  In October of 2012, the Company negotiated a settlement with PNL Newco II LLC for complete satisfaction of the only remaining debt associated with this discontinued operation for $625,000. The transaction resulted in a gain of $1,309,424.

        Summarized operating results for discontinued operations is as follows:

	Three months ended December 31,
	2013	2012

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	-	-
Other income	-	1,309,424
Income (loss) from operations	-	1,309,424
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$-	$1,309,424

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

As of December 31, 2013 and September 30, 2013, there are no remaining assets associated with this discontinued operation.

5. Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that have been funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. The balances outstanding as of December 31, 2013 and September 30, 2013 are $0 and $0 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of December 31, 2013 and September 30, 2013.

6. Long Term Debt

 Long term debt consisted of the following at:

	December 31, 2013	September 30, 2013
Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	14,500	14,500

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of December 31, 2012. Final payment due upon delivery	700,000	700,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	37,500	37,500

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	553,763

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	60,000

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	400,000

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	60,000	60,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	26,269

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	-	8,464

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	690,819	560,819

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	51,548	54,261

Note payable to NFC III LLC bearing interest at 10% payable on demand	75,000	75,000

Note payable to an individual dated September 10, 2013, bearing interest at 8% payable on demand	125,000	75,000

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% payable on demand	150,000	100,000

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% payable on demand	50,000	50,000

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% payable on demand	49,212	49,212

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	5,000	5,000

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	20,000	-

Note payable to SIII Associates Limited Partnership dated November 8, 2013 with a maximum amount of $1,435,000 bearing interest at 8% with a maturity date of March 31, 2014	1,396,688	-

	4,569,851	2,934,340

Less current portion pertaining to continuing operations	(4,529,156)	(2,821,711)

	$40,695	$112,629

        Principal maturities of long term debt for the next five years and thereafter as of December 31, 2013 are as follows:

Period ended December 31,

2014	$4,529,156

2015	10,852

2016	10,852

2017	10,852

2018	8,139

Thereafter	-
$4,569,851

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

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2013 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company's history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

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

At December 31, 2013 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

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

Total rent expense for the three months ended December 31, 2013, was approximately $80,088.The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2013 are as follows:

Period ended December 31

2014	$272,233

2015	263,664

2016	270,255

2017	277,012

2018	283,937

Thereafter	2,957,694

$4,324,795

9. Related Party Transactions

    The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of December 31, 2013 and September 30, 2013, the only remaining debt associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $161,430 and $22,316 respectively.

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

February 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

June 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

July 2013 – the Company issued 750,000 common shares in association with the extension of terms on existing debt

September 2013 – the Company issued 1,000,000 common shares for services

October 2013 - the Company issued 500 000 common shares for services

November 2013 - the Company issued 625,000 common shares for services

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

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

12. Subsequent Events

None

13. Segment Information

 With Bulova Technologies (Europe) LLC beginning to diversify into product sales to non US Government customers in the quarter ended December 31, 2013 and Bulova Technologies Machinery LLC commencing the sale and service of its products commercially, the Company now operates in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the U.S. Government and other allied governments throughout the world, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC and Bulova Technologies (Europe) LLC. The Commercial Sales segment is focused on the sale and service of commercial products to non-government customers consisting of ammunition and industrial business machines, and is accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies (Europe) LLC and Bulova Technologies Machinery LLC.

 (UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 IS AS FOLLOWS:

	Government Contracting	Commercial Sales & Service	Total
Revenue	$725,520	$1,564,576	$2,290,096
Cost of Sales	717,985	1,224,379	1,942,364

Gross profit	7,535	340,197	347,732
Selling, general and administrative expenses	41	353,555	353,596
Depreciation and interest expense	15,456	7,366	22,822

Income (loss) from operations	(7,962)	(20,724)	(28,686)

Other income (expense)	5,000	-	5,000
Net Income (loss)	$(2,962)	$(20,724)	$(23,686)
Total Assets	$158,031	$845,803	$1,003,834

         Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$2,290,096
Total consolidated revenue	$2,290,096

Net loss
Total loss for reportable segments	$(23,686)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses	(398,098)
Stock based compensation	(22,500)
Amortization of loan costs	(94,670)
Depreciation and interest expense	(48,323)
Total consolidated net loss	$(587,277)
Assets
Total assets for reportable segments	$1,003,834
Corporate investments and other assets	35,216
Total consolidated assets	$1,039,050

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

2 .   Results of operations:

For the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Discontinued Operations

There is no activity from discontinued operations for the three months ended December 31, 2013. The only activity to reflect as results from our discontinued operations for the three months ended December 31, 2012 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC. The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest.

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

The Company’s revenue for continuing operations for the three months ended December 31, 2013 of $2,290,096 is an increase of $1,253,824 when compared to the Company’s revenue for the three months ended December 31, 2012 of $1,036,272. This net increase is due primarily to sales of ammunition and industrial machine sales and service totaling.

The Company’s cost of sales for continuing operations for the three months ended December 31, 2013 of $1,942,364 is an increase of $1, 043 695 when compared to the Company’s cost of sales for the three months ended December 31, 2012 of $898,669.

The Company’s gross profit for continuing operations for the three months ended December 31, 2013 of $347,732 is an increase of $210,129 when compared to the Company’s gross profit for the three months ended December 31, 2013 of $137,603.

The Company’s expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization of loan costs, and interest for the three months ended December 31, 2013 of $917,509 is a decrease of $437,413 when compared to the same expenses of $1,354,922 for the three months ended December 31, 2012. This is due primarily to the elimination of these costs associated the operations that have been sold.

The Company’s stock based compensation for continuing operations for the three months ended December 31, 2013 was $22,500, and represents a decrease of $135,182 as compared to the stock based compensation of $157,682 for the three months ended December 31, 2012.

The Company’s other income for the three months ended December 31, 2013 consists of a $5,000 settlement with a vendor and is a decrease of $7,461,410 as compared to $7,466,568 for the three months ended December 31, 2012. This decrease is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012.

The Company’s net loss from continuing operations for the three months ended December 31, 2013 of $587,277 is a decrease of 6,678,844 when compared to the net income from continuing operations of $6,091,567 for the three months ended December 31, 2012, which again relates to the large net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC.

3.     Liquidity and capital resources:

As of December 31, 2013, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of December 31, 2013, we had $72,120 in cash and cash equivalents.

Cash flows used in operating activities was $1,514,386 for the three months ended December 31, 2013.

The Company did not have any cash flows from investing activities for the three months ended December 31, 2013,

Cash flows provided from financing activities were $1,496,694 for the three months ended December 31, 2013, and consisted primarily new debt in the amount of $1,646,688.

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

While the Company believes that anticipated revenues resulting from additional contract awards and new commercial sales, accompanied by its efforts will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms. There are no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal officer.Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

BULOVA TECHNOLOGIES GROUP, INC.

By:	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By:	/s/ William McMillen
William McMillen
Principal Financial and Accounting Officer

     DATED: February 14, 2014