Form 10-Q
period 2014-03-31
Bulova Technologies Group, Inc.
filed 2014-05-20
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014 the Company had 42,688,209 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	September 30,
	(unaudited)	2013
ASSETS

Cash and equivalents	$32,747	$89,812
Accounts receivable	132,166	303,565
Inventory	831,523	55,605
Other current assets	77,936	13,649

Total current assets	1,074,372	462,631

Property, plant and equipment	82,051	92,709
Other assets	7,000	103,295

Total Assets	$1,163,423	$658,635

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$630,909	$514,892
Accrued expenses	707,029	1,053,267
Current portion of long term debt	4,975,695	2,821,711

Total current liabilities	6,313,633	4,389,870

Shareholder loans	(65,414)	(22,613)
Long term debt, net of current portion	37,982	112,629

Total liabilities	6,286,201	4,479,886

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at March 31, 2014 and September 30, 2013	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 29,585,352 and 21,001,316 issued and outstanding at March 31, 2014 and September 30, 2013	29,585	21,001
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	23,262,607	23,174,191
Retained deficit	(28,388,970)	(26,990,443)

Total shareholders’ deficit	(5,122,778)	(3,821,251)

Total liabilities and shareholders’ equity	$1,163,423	$658,635

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues	$947,820	$1,940,515	$3,237,916	$2,976,788
Cost of revenues	893,352	1,726,871	2,835,716	2,625,540

Gross profit	54,468	213,644	402,200	351,248

Selling and administrative expense	709,197	510,010	1,460,891	1,181,431
Stock based compensation	60,000	115,500	82,500	273,182
Depreciation and amortization expense	5,989	66,937	106,611	292,719
Interest expense	90,533	26,868	155,725	484,587

Total expenses	865,719	719,314	1,805,727	2,231,919

Income (loss) from operations	(811,251)	(505,670)	(1,403,527)	(1,880,671)

Other income (expense)
Other income	-	5,851,002	5,000	13,317,570

Income (loss) from continuing operations before income taxes	(811,251)	5,345,332	(1,398,527)	11,436,899

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(811,251)	5,345,332	(1,398,527)	11,436,899
Income (loss) from discontinued operations, net of tax	-	-	-	1,309,424

Net Income (loss)	(811,251)	5,345,332	$(1,398,527)	$12,746,323

Basic net income (loss) per share
Income (loss) from continuing operations	$(.036)	$.30	$(.063)	$.71
Income (loss) from discontinued operations	-	-	-	.08
Net income (loss) per share	$(.036)	$.30	$(.063)	$.79

Diluted net income (loss) per share
Income (loss)from continuing operations	$(.036)	$.13	$(.063)	$.34
Income (loss) from discontinued operations	-	-	-	.04
Net income (loss) per share	$(.036)	$.13	$(.063)	$.38

Weighted average shares outstanding
Basic	22,640,846	17,840,477	22,235,836	16,022,150
Diluted	22,640,846	41,468,224	22,235,836	33,592,308

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIXMONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net Income (loss)	$(1,398,527)	$12,746,323
(Income) Loss from discontinued operations	-	(1,309,424)
Income (Loss) from continuing operations	(1,398,527)	11,436,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,611	292,719
Stock based payment for services	82,500	273,182
Gain from change in accounting estimate	-	(6,071,700)
(Gain) from settlement of debt	-	(356,765
Loss on sale of note receivable	-	156,710
(Gain) on sale of assets	-	(6,153,177)
Changes in operating assets and liabilities
Accounts receivable	171,399	112,005
Inventory	(775,918)	55,404
Prepaid expenses and other assets	(62,662)	21,398
Accounts payable and accrued expenses	(230,221)	(301,793)

Net cash flows from operating activities – continuing operations	(2,106,818)	(535,118)
Net cash flows from operating activities – discontinued operations	-	(1,309,424)
Net cash flows from operating activities	(2,106,818)	(1,844,542)

Cash flows from investing activities:
Acquisition of fixed assets	(1,283)	-
Proceeds from sale of assets	-	9,547,580
Proceeds from sale of note receivable	-	250,000
Principle collections on note receivable	-	3,831

Net cash flows from investing activities – continuing operations	(1,283)	9,801,411
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(1,283)	9,801,411

Cash flows from financing activities:
Proceeds from sale of preferred shares	-	20,000
Repayment of Shareholder loans	(42,801)	(270,800)
Increases in long term debt	2,109,349	1,250,870
Repayment of long term debt	(15,512)	(8,982,317)

Net cash flows from financing activities – continuing operations	2,051,036	(7,982,247)
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	2,051,036	(7,982,247)

Increase (decrease) in cash and cash equivalents	(57,065)	(25,378)
Cash and cash equivalents, beginning	89,812	29,034

Cash and cash equivalents, ending	$32,747	$3,656

Cash paid for interest	$3,213	$2,222

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2013, the Company issued 500 000 common shares for services
●	November 2013, the Company issued 625,000 common shares for services
●	February 2014, the Company issued 1,102,564 common shares in satisfaction of debt
●	February 2014, the Company issued 4,000,000 common shares for services
●	March 2014, the Company issued 2,356,472 common shares in satisfaction of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total

Balances, October 1, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(26,990,443)	$(3,821,251)

Issuance of shares for services			5,125,000	5,125		77,375		82,500

Issuance of shares in satisfaction of debt			3,459,036	3,459		11,041		14.500

Net loss for the six months ended March 31, 2014							(1,398,527)	(1,398,527)

Balances, March 31, 2014	4,000,000,000	$40,000	29,585,352	$29,585	$(66,000)	$23,262,607	$(28,388,970)	$(5,122,778)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2014 AND 2013
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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and September 30, 2013, and the results of operations and cash flows for the three and six months ended March 31, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through May 15, 2014 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC and the expansion into commerical ammunition sales, the Company now operates in two business segments, government contracting and commercial sales.

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

The breakdown of inventory at March 31, 2014 and September 30, 2013 is as follows:

	March 31,	September 30,
	2014	2013
Inventory held for resale	$773,682	$-
Materials and supplies	57,841	55,605

Total inventory of continuing operations	$831,523	$55,605

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

Property, plant and equipment are comprised of the following at March 31, 2014 and September 30, 2013

	March 31,	September 30,
	2014	2013

Funiture, fixtures and equipment	118,863	117,580

	118,863	117,580
Less accumulated depreciation	(36,812)	(24,871)

Net property, plant and equipment	$82,051	$92,709

Depreciation expense for the six months ended March 31, 2014 and 2013 was $11,941 and $4,574 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at March 31, 2014 and September 30, 2013 were $0 and $94,670 respectively.

Amortization of loan costs for the six months ended March 31, 2014 and 2013 was $94,670 and $76,584 respectively.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the six months ended March 31, 2014 and 2013.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

3.     Discontinued Operations

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

Summarized operating results for discontinued operations is as follows:

	Six months ended March 31,
	2014	2013

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	-	-
Other income	-	1,309,424
Income (loss) from operations	-	1,309,424
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$-	$1,309,424

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

As of March 31, 2014 and September 30, 2013, there are no remaining assets associated with this discontinued operation.

4.     Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has certain contracts with the U.S. Government that have been funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. The balances outstanding as of March 31, 2014 and September 30, 2013 are $0 and $0 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of March 31, 2014 and September 30, 2013.

5.     Long Term Debt

Long term debt consisted of the following at:

	March 31, 2014	September 30, 2013
Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	-	14,500

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of March 31, 2014. Final payment due upon delivery	700,000	700,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	37,500	37,500

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	553,763

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	60,000

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	400,000

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	60,000	60,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	26,269

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	-	8,464

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	813,819	560,819

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	48,834	54,261

Note payable to NFC III LLC bearing interest at 10% payable on demand	75,000	75,000

Note payable to an individual dated September 10, 2013, bearing interest at 8% payable on demand	125,000	75,000

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% payable on demand	150,000	100,000

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% payable on demand	50,000	50,000

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% payable on demand	49,212	49,212

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	5,000	5,000

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	20,000	-

Note payable to SIII Associates Limited Partnership dated November 8, 2013 with a maximum amount of $1,435,000 bearing interest at 8% with a maturity date of March 31, 2014	1,406,688	-

Note payable to SV Associates Limited Partnership dated January 9, 2014 bearing interest at 8% payable on demand	41,000	-

Note payable to Craigmore Machinery Company dated January 9, 2014 bearing interest at 8% payable on demand	30,000	-

Note payable to an individual dated January 17, 2014 bearing interest at 8% payable on demand	8,000	-

Note payable to Craigmore Machinery Company dated January 24, 2014 bearing interest at 8% payable on demand	20,000	-

Note payable to Craigmore Machinery Company dated January 31, 2014 bearing interest at 8% payable on demand	8,000	-

Note payable to Tropico Equity Partners LLC dated February 3, 2014 bearing interest at 8% payable on demand	68,161	-

Note payable to Rachel E Shapiro Trust dated February 14, 2014 bearing interest at 6% payable on demand	31,500	-

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	50,000	-

Note payable to an individual dated February 25, 2014 bearing interest at 8% payable on demand	8,000	-

Note payable to Banyan Capital Finance dated March 12, 2014 bearing interest at 8% payable on demand	15,000	-

Note payable to Capital Stack, LLC dated March 24, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	33,712	-

Note payable to Fast Advance Funding dated March 26, 2014 in the amount of $15,000 with no stipulated interest rate, payable through 83 daily payments of $256.45	14,667	-
	5,013,677	2,934,340
Less current portion pertaining to continuing operations	(4,975,695)	(2,821,711)
	$37,982	$112,629

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2014 are as follows:

Period ended March 31,

2015	$4,975,695

2016	10,852

2017	10,852

2018	10,852

2019	5,426

Thereafter	-

$5,013,677

6.     Income Taxes

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

7.     Commitments and Contingencies

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

At March 31, 2014 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

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

Total rent expense for the six months ended March 31, 2014 and 2013, was approximately $184,735 and $140,000 respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2014 are as follows:

Period ended March 31

2015	$258,841

2016	265,312

2017	271,944

2018	278,743

2019	285,712

Thereafter	2,884,935

$4,245,487

8.     Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of March 31, 2014 and September 30, 2013, the only remaining debt associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $65,414 and $22,316 respectively.

9.   Stockholders’ Equity

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

July 2013 – the Company issued 750,000 common shares in association with the extension of terms on existing debt

September 2013 – the Company issued 1,000,000 common shares for services

October 2013 - the Company issued 500 000 common shares for services

November 2013 - the Company issued 625,000 common shares for services

February 2014, the Company issued 1,102,564 common shares as conversion of debt

February 2014, the Company issued 4,000,000 common shares for services

March 2014, the Company issued 2,356,472 common shares as conversion of debt

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

10. Change in Accounting Estimate

The Company had previously included an amount of $6,071,700 in accrued expenses that was a result of percentage of completion accounting on a single contract that was terminated by the US Government before completion. The Company is disputing the termination, and has maintained this balance in anticipation of a resolution. In October 2012, The Company sold substantially all of the assets of Bulova Technologies Ordnance Systems LLC, the subsidiary that was a party to that specific contract, and has determined that the contract will never be completed. Therefore, during the quarter ended March 31, 2013, the Company is recognizing in other income the full amount previously deferred. This change is a change in the way the revenue on this contract was estimated to be realized.

11. Subsequent Events

April 25, 2014, the Company sold 12,000,000 common shares for $142,800.

May 2014 the Company issued 1,102,857 common shares as conversion of debt

12. Segment Information

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2014 IS AS FOLLOWS:

	Government Contracting	Commercial Sales & Service	Total
Revenue	$1,413,546	$1,824,370	$3,237,916
Cost of Sales	1,403,971	1,431,745	2,835,716

Gross profit	9,575	392,625	402.200
Selling, general and administrative expenses	144	656,790	656,934
Depreciation and interest expense	33,102	17,517	50,619

Income (loss) from operations	(23,671)	(281,682)	(305,353)

Other income (expense)	5,000	-	5,000
Net Income (loss)	$(18,671)	$(281,682)	$(300,353)
Total Assets	$62,614	$1,076,678	$1,139,292

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$3,237,916

Total consolidated revenue	$3,237,916

Net loss
Total loss for reportable segments	$(300,353)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses	(803,957)
Stock based compensation	(82,500)
Amortization of loan costs	(94,670)
Depreciation and interest expense	(117,047)

Total consolidated net loss	$(1,398,527)

Assets
Total assets for reportable segments	$1,139,292
Corporate investments and other assets	24,131
Total consolidated assets	$1,163,423

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Discontinued Operations

There is no activity from discontinued operations for the three months ended March 31, 2014 or 2013.

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

The Company’s revenue for continuing operations for the three months ended March 31, 2014 of $947,820 is a decrease of $992,695 when compared to the Company’s revenue for the three months ended March 31, 2013 of $1,940,515.

The Company’s cost of sales for continuing operations for the three months ended March 31, 2014 of $893,352 is a decrease of $833,519 when compared to the Company’s cost of sales for the three months ended March 31, 2013 of $1,726,871.

The Company’s gross profit for continuing operations for the three months ended March 31, 2014 of $54,468 is a decrease of $159,176 when compared to the Company’s gross profit for the three months ended March 31, 2013 of $213,644.

The Company’s expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization of loan costs, and interest for the three months ended March 31, 2014 of $805,719 is an increase of $201,905 when compared to the same expenses of $603,814 for the three months ended March 31, 2013. This is due primarily to the ramp up of the new industrial machine business segment.

The Company’s stock based compensation for continuing operations for the three months ended March 31, 2014 was $60,000, and represents a decrease of $55,500 as compared to the stock based compensation of $115,500 for the three months ended March 31, 2013.

The Company did not have any other income for the three months ended March 31, 2014 which represents a decrease of $5,851,002 as compared to $5,851,002 for the three months ended March 31, 2013. This decrease is comprised primarily of the change in accounting estimate.

The Company’s net loss from continuing operations for the three months ended March 31, 2014 of $811,251 is a decrease of 6,156,583 when compared to the net income from continuing operations of $5,345,332 for the three months ended March 31, 2013, which again relates to the large net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC.

For the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Discontinued Operations

There is no activity from discontinued operations for the six months ended March 31, 2014. The only activity to reflect as results from our discontinued operations for the six months ended March 31, 2013 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC. The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest.

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

The Company’s revenue for continuing operations for the six months ended March 31, 2014 of $3,237,916 is an increase of $261,128 when compared to the Company’s revenue for the six months ended March 31, 2013 of $2,976,788. This net increase is due primarily to sales of ammunition and industrial machine sales and service.

The Company’s cost of sales for continuing operations for the six months ended March 31, 2014 of $2,835,716 is an increase of $210,176 when compared to the Company’s cost of sales for the six months ended March 31, 2013 of $2,625,540.

The Company’s gross profit for continuing operations for the six months ended March 31, 2014 of $402,200 is an increase of $50,952 when compared to the Company’s gross profit for the six months ended March 31, 2013 of $351,248.

The Company’s expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization of loan costs, and interest for the six months ended March 31, 2014 of $1,723,227 is a decrease of $235,510 when compared to the same expenses of $1,958,737 for the six months ended March 31, 2013. This is due primarily to the elimination of those costs associated with the operations that have been sold.

The Company’s stock based compensation for continuing operations for the six months ended March 31, 2014 was $82,500, and represents a decrease of $190,682 as compared to the stock based compensation of $273,182 for the six months ended March 31, 2013.

The Company’s other income for the six months ended March 31, 2014 consists of a $5,000 settlement with a vendor and is a decrease of $13,312,570 as compared to $13,317,570 for the six months ended March 31, 2013. This decrease is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012 and the change in accounting estimate.

The Company’s net loss from continuing operations for the six months ended March 31, 2014 of $1,398,527 is a decrease of $10,038,372 when compared to the net income from continuing operations of $11,436,899 for the six months ended March 31, 2013, which again relates to the large net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC.

3.	Liquidity and capital resources:

As of March 31, 2014, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of March 31, 2014, we had $32,747 in cash and cash equivalents.

Cash flows used in operating activities was $2,106,818 for the six months ended March 31, 2014.

Cash flows used in investing activities was $1,283 for the six months ended March 31, 2014,

Cash flows provided from financing activities were $2,051,036 for the six months ended March 31, 2014, and consisted primarily of new debt in the amount of $2,109,349.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate operating cash flows.

The Company's business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

(b)	Exhibits:

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRLTaxonomy Txtension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ William McMillen
William McMillen
Principal Financial and Accounting Officer

     DATED: May 20, 2014