Form 10-Q
period 2014-06-30
Bulova Technologies Group, Inc.
filed 2014-08-19
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014 the Company had 56,030,068 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	September 30,
	(unaudited)	2013
ASSETS

Cash and equivalents	$97,385	$89,812
Accounts receivable	323,323	303,565
Inventory	351,460	55,605
Other current assets	193,761	13,649

Total current assets	965,929	462,631

Property, plant and equipment	26,223	92,709
Other assets	2,000	103,295

Total Assets	$994,152	$658,635

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$439,420	$514,892
Accrued expenses	822,548	1,053,267
Current portion of long term debt	5,087,341	2,821,711

Total current liabilities	6,349,309	4,389,870

Shareholder loans	(20,182)	(22,613)
Long term debt, net of current portion	464,691	112,629

Total liabilities	6,793,818	4,479,886

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at June 30, 2014 and September 30, 2013	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 50,072,004 and 21,001,316 issued and outstanding at June 30, 2014 and September 30, 2013	50,072	21,001
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	23,418,790	23,174,191
Retained deficit	(29,242,528)	(26,990,443)

Total shareholders’ deficit	(5,799,666)	(3,821,251)

Total liabilities and shareholders’ equity	$994,152	$658,635

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$974,805	$2,248,509	$4,212,721	$5,225,297
Cost of revenues	904,568	1,802,895	3,740,284	4,428,434

Gross profit	70,237	445,614	472,437	796,863

Selling and administrative expense	758,045	512,631	2,218,936	1,694,063
Stock based compensation	5,500	-	88,000	273,182
Depreciation and amortization expense	6,074	160,930	112,685	453,648
Interest expense	109,926	28,743	265,652	513,330

Total expenses	879,545	702,304	2,685,273	2,934,223

Income (loss) from operations	(809,308)	(256,690)	(2,212,836)	(2,137,360)

Other income (expense)
Other income	(44,250)	-	(39,249)	13,317,570

Income (loss) from continuing operations before income taxes	(853,558)	(256,290)	(2,252,085)	11,180,210

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(853,558)	(256,290)	(2,252,085)	11,180,210
Income (loss) from discontinued operations, net of tax	-	-	-	1,309,424

Net Income (loss)	$(853,558)	$(256,290)	$(2,252,085)	$12,489,634

Basic net income (loss) per share
Income (loss) from continuing operations	$(.022)	$(.013)	$(.01)	$.66
Income (loss) from discontinued operations	-	-	-	.08
Net income (loss) per share	$(.022)	$(.013)	$(.01)	$.74

Diluted net income (loss) per share
Income (loss)from continuing operations	$(.022)	$(.013)	$(.01)	$.34
Income (loss) from discontinued operations	-	-	-	.04
Net income (loss) per share	$(.022)	$(.013)	$(.01)	$.38

Weighted average shares outstanding
Basic	38,420,517	18,526,316	22,566,851	16,859,849
Diluted	38,420,517	18,526,316	22,566,851	32,611,680

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net Income (loss)	$(2,252,085)	$12,489,634
(Income) Loss from discontinued operations	-	(1,309,424)
Income (Loss) from continuing operations	(2,252,085)	11,180,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,685	453,648
Stock based payment for services	88,000	273,182
Stock based settlement payment	7,700	-
Gain from change in accounting estimate	-	(6,071,700)
(Gain) from settlement of debt	-	(356,765)
Loss on sale of note receivable	-	156,710
Loss (Gain) on sale of assets	920	(6,153,177)
Changes in operating assets and liabilities

Accounts receivable	(19,758)	112,005
Inventory	(295,855)	55,404
Prepaid expenses and other assets	(173,487)	(105,287)
Accounts payable and accrued expenses	(298,906)	(143,483)

Net cash flows from operating activities – continuing operations	(2,830,786)	(599,253)
Net cash flows from operating activities – discontinued operations	-	(1,309,424)
Net cash flows from operating activities	(2,830,786)	(1,908,677)

Cash flows from investing activities:
Acquisition of fixed assets	(1,283)	-
Proceeds from sale of assets	-	9,547,580
Proceeds from sale of note receivable	-	250,000
Principle collections on note receivable	-	3,831

Net cash flows from investing activities – continuing operations	(1,283)	9,801,411
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(1,283)	9,801,411

Cash flows from financing activities:
Proceeds from sale of preferred shares	-	20,000
Proceeds from sale of common shares	142,800	-
Increase (decrease) of Shareholder loans	2,431	(244,488)
Increases in long term debt	2,764,349	1,623,673
Repayment of long term debt	(69,938)	(9,277,836)

Net cash flows from financing activities – continuing operations	2,839,642	(7,878,651)
Net cash flows from financing activities – discontinued operations	-	-
Net cash flows from financing activities	2,839,642	(7,878,651)

Increase (decrease) in cash and cash equivalents	7,573	14,083
Cash and cash equivalents, beginning	89,812	29,034

Cash and cash equivalents, ending	$97,385	$43,117

Cash paid for interest	$15,322	$2,476

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2013, the Company issued 500 000 common shares for services
●	November 2013, the Company issued 625,000 common shares for services
●	February 2014, the Company issued 1,102,564 common shares in satisfaction of debt
●	February 2014, the Company issued 4,000,000 common shares for services
●	March 2014, the Company issued 2,356,472 common shares in satisfaction of debt
●	May 2014, the Company issued 3,231,118 common shares in satisfaction of debt
●	May 2014, The Company issued 1,100,000 warrants for services
●	June 2014, the Company issued 4,255,534 common shares in satisfaction of debt
●	June 2014, the Company issued 1,000,000 common shares as part of a judgment settlement

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total

Balances, October 1, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(26,990,443)	$(3,821,251)

Issuance of shares for services			5,125,000	5,125		77,375		82,500

Issuance of shares in satisfaction of debt			3,459,036	3,459		11,041		14.500

Sale of common shares			12,000,000	12,000		130,800		142,800

Issuance of shares in satisfaction of debt			7,486,652	7,487		13,183		20,670

Issuance of shares for settlement			1,000,000	1,000		6,700		7,700
Issuance of warrants for services						5,500		5,500
Net loss for the nine months ended June 30, 2014							(2,252,085)	(2,252,085)

Balances, June 30, 2014	4,000,000,000	$40,000	50,072,004	$50,072	$(66,000)	$23,418,790	$(29,242,528)	$(5,799,666)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2014 AND 2013
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

The headquarters of the Company is located in Tampa, Florida. The Company derives all of its revenues through the operation of its wholly-owned subsidiaries. Through 2012 the Company derived its revenue principally as a Government contractor through its wholly-owned subsidiary, Bulova Technologies Ordnance Systems LLC located in Mayo, Florida. In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party. Subsequently the Company expanded its sources of revenues to include the sales of commercial ammunition through its wholly-owned subsidiary, Bulova Technologies (Europe) LLC, and also sales of Industrial Tool Machines through its wholly-owned subsidiary, Bulova Technologies Machinery LLC, which was launched mid-2013.

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

Bulova Technologies (Europe) LLC – located in the Company’s corporate headquarters in Tampa, Florida, this subsidiary markets and sells commercially ammunition acquired through various suppliers worldwide. The Company leases office space in Frankfurt, Germany to promote and facilitate its programs.

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and will import industrial machine tools and related equipment under exclusive arrangements with recognized international sources and establish a Distributor/Dealer Network throughout the United States and Canada.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and September 30, 2013, and the results of operations and cash flows for the three and nine months ended June 30, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through August 15, 2014 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC and the expansion into commercial ammunition sales, the Company now operates in two business segments, government contracting and commercial sales.

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

The breakdown of inventory at June 30, 2014 and September 30, 2013 is as follows:

	June 30,	September 30,
	2014	2013
Inventory held for resale	$351,460	$-
Materials and supplies	-	55,605

Total inventory of continuing operations	$351,460	$55,605

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

Property, plant and equipment are comprised of the following at June 30, 2014 and September 30, 2013

	June 30,	September 30,
	2014	2013

Funiture, fixtures and equipment	59,089	117,580

	59,089	117,580
Less accumulated depreciation	(32,866)	(24,871)

Net property, plant and equipment	$26,223	$92,709

Depreciation expense for the nine months ended June 30, 2014 and 2013 was $18,015 and $6,860 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at June 30, 2014 and September 30, 2013 were $0 and $94,670 respectively.

Amortization of loan costs for the nine months ended June 30, 2014 and 2013 was $94,670 and $76,584 respectively.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company did not incur any advertising expenses for the nine months ended June 30, 2014 and 2013.

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

Income (Loss) per Common Share

The Company computes income (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon exercise of the Company's stock warrants and options (calculated using the treasury stock method).  As of June 30, 2014, there were 59,955,515 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

	Nine months ended
	June 30,
	2014	2013

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	-	-
Other income	-	1,309,424
Income (loss) from operations	-	1,309,424
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$-	$1,309,424

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

As of June 30, 2014 and September 30, 2013, there are no remaining assets associated with this discontinued operation.

4.   Advance Payments and Billings in Excess of Cost

Advance payments and billings in excess of costs represents liabilities of the Company associated with contracts in process as of the balance sheet date, and consist of the following:

Advance Payments - The Company has had certain contracts with the U.S. Government that have been funded through “Performance-Based-Payments”. Performance-based-payments are a method of financing designed by the Government to facilitate the accomplishment of the terms of the contract, and are not payments for accepted items. These financing payments are designed as a funding mechanism to facilitate production and may be made based on performance measured by objective, the accomplishment of defined events, or other quantifiable measures of results. As units are delivered and invoiced, the U.S. Government withholds 90% of the invoiced amount as repayment of the contract financing advances. The balances outstanding as of June 30, 2014 and September 30, 2013 are $0 and $0 respectively.

Billings in Excess of Cost plus Earnings on Uncompleted Contracts – The Company accounts for fixed-price production contracts under which units are not produced in a continuous or sequential process based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract price. The Company did not have any billings on uncompleted contracts in excess of the costs incurred plus estimated earnings calculated on this percentage of completion method as of June 30, 2014 and September 30, 2013.

5.   Long Term Debt

Long term debt consisted of the following at:

	June 30, 2014	September 30, 2013
Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	-	14,500

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of June 30, 2014. Final payment due upon delivery	700,000	700,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	16,830	37,500

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	553,763

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	-	60,000

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	400,000

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	45,000	60,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	26,269

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	-	8,464

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	813,819	560,819

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	-	54,261

Note payable to NFC III LLC bearing interest at 10% payable on demand	75,000	75,000

Note payable to an individual dated September 10, 2013, bearing interest at 8% payable on demand	125,000	75,000

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% payable on demand	150,000	100,000

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% payable on demand	50,000	50,000

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% payable on demand	49,212	49,212

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	5,000	5,000

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	20,000	-

Note payable to SIII Associates Limited Partnership dated November 8, 2013 with a maximum amount of $1,435,000 bearing interest at 8% with a maturity date of March 31, 2014	1,306,688	-

Note payable to SV Associates Limited Partnership dated January 9, 2014 bearing interest at 8% payable on demand	41,000	-

Note payable to Craigmore Machinery Company dated January 9, 2014 bearing interest at 8% payable on demand	30,000	-

Note payable to an individual dated January 17, 2014 bearing interest at 8% payable on demand	8,000	-

Note payable to Craigmore Machinery Company dated January 24, 2014 bearing interest at 8% payable on demand	20,000	-

Note payable to Craigmore Machinery Company dated January 31, 2014 bearing interest at 8% payable on demand	8,000	-

Note payable to Tropico Equity Partners LLC dated February 3, 2014 bearing interest at 8% payable on demand	68,161	-

Note payable to Rachel E Shapiro Trust dated February 14, 2014 bearing interest at 6% payable on demand	51,500	-

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	125,000	-

Note payable to Banyan Capital Finance dated March 12, 2014 bearing interest at 8% payable on demand	23,000	-

Note payable to Capital Stack, LLC dated March 24, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	4,977	-

Note payable to Fast Advance Funding dated March 26, 2014 in the amount of $15,000 with no stipulated interest rate, payable through 83 daily payments of $256.45	3,975	-

Note payable to Colleen Stacy Shapiro 2007 Trust, dated April 23, 2014 in the amount of $160,000, bearing interest at 6%, payable on demand	160,000	-

Subordinated Promissory Note payable to The Shapiro Family D1 Trust dated April 29, 2014 in the amount of $400,000, bearing interest at 6%, payable on demand	400,000	-

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	67,286	-

Note payable to SIII Associates Limited Partnership dated May 8, 2014 in the amount of $100,000 bearing interest at 6% payable on demand	100,000	-

	5,552,032	2,934,340

Less current portion pertaining to continuing operations	(5,087,341)	(2,821,711)

	$464,691	$112,629

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2014 are as follows:

Period ended June 30,

2015	$5,087,341

2016	15,933

2017	416,582

2018	17,258

2019	14,918

Thereafter	-

$5,552,032

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2014	9/30/2013

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

In 2010, Bulova Technologies Ordnance Systems LLC (Ordnance), one of the Company’s wholly owned subsidiaries, received a contract termination from the United States government for portions of a weapons contract with the U.S. Army. Ordnance has disputed this termination, and has filed a counter-claim. This dispute is ongoing, and the Company does not believe the outcome will have any material effect on the Company’s financial position or results of operations.

At June 30, 2014 the Company operated corporate and administrative offices in a facility leased from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

The Company leases approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida on a month to month basis, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey for a period of one year, with two, two year options at the same rate. These two locations are to facilitate the commercial sales of Bulova Technologies Machinery LLC. As of June 30, 2014, the Company has vacated the New Jersey location.

The Company also leases on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the nine months ended June 30, 2014 and 2013, was approximately $296,600 and $211,000 respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2014 are as follows:

Period ended June 30,

2015	$260,448

2016	266,959

2017	273,633

2018	280,474

2019	287,486

Thereafter	2,812,178

$4,181,178

8.   Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of June 30, 2014 and September 30, 2013, the only remaining debt associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $20,182 and $22,613 respectively.

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

November 2013 - the Company issued 625,000 common shares for services

February 2014, the Company issued 1,102,564 common shares as conversion of debt

February 2014, the Company issued 4,000,000 common shares for services

March 2014, the Company issued 2,356,472 common shares as conversion of debt

April 2014, the Company sold 12,000,000 shares of common stock for $142,800

May 2014, the Company issued 3,231,118 common shares as conversion of debt

June 2014, the Company issued 4,255,534 common shares as conversion of debt

June 2014, the Company issued 1,000,000 common shares in conjunction with a judgment settlement

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

Warrants and options

In May 2014, the Company issued warrants to purchase 1,100,000 shares of our common stock at $0.02 per share any time prior to May 11, 2024

As of June 30, 2014, the Company had outstanding non-qualified warrants and options to purchase 59,955,515 shares of our common stock at any time prior to various expiration dates, the earliest being February 15, 2022, and the latest being May 11, 2024, all with an exercise price of $0.02 per share.

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

11. Subsequent Events

July 8, 2014, the Company issued 2,129,032 common shares as conversion of debt.

July 17, 2014, the Company issued 2,129,032 common shares as conversion of debt.

August 1, 2014, the Company issued 1,700,000 common shares as conversion of debt.

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

(UNAUDITED)

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2014 IS AS FOLLOWS:

	Government Contracting	Commercial Sales & Service	Total

Revenue	$1,580,488	$2,632,233	$4,212,721
Cost of Sales	1,570,912	2,169,372	3,740,284

Gross profit	9,576	462,861	472,437
Selling, general and administrative expenses	348	1,035,388	1,035,736
Depreciation and interest expense	62,432	33,443	95,875

Income (loss) from operations	(53,204)	(605,970)	(659,174)

Other income (expense)	4,451	-	4,451
Net Income (loss)	$(48,753)	$(605,970)	$(654,723)
Total Assets	$1,918	$972,125	$974,043

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue

Total revenues for reportable segments	$4,212,721

Total consolidated revenue	$4,212,721

Net loss

Total loss for reportable segments	$(654,723)

Unallocated amounts relating to corporate operations
Selling, general and administrative expenses	(1,183,200)
Stock based compensation	(88,000)
Judgment settlement	(43,700)
Amortization of loan costs	(94,670)
Depreciation and interest expense	(187,792)

Total consolidated net loss	$(2,252,085)

Assets

Total assets for reportable segments	$974,043

Corporate investments and other assets	20,109

Total consolidated assets	$994,152

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

            For the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Discontinued Operations

There is no activity from discontinued operations for the three months ended June 30, 2014 or 2013.

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

The Company’s revenue for continuing operations for the three months ended June 30, 2014 of $974,805 is a decrease of $1,273,704 when compared to the Company’s revenue for the three months ended June 30, 2013 of $2,248,509. This change is comprised of new revenues from ammunition and industrial machines of $807,864 and a reduction in government contract revenue of $2,081,568.

The Company’s cost of sales for continuing operations for the three months ended June 30, 2014 of $904,568 is a decrease of $898,327 when compared to the Company’s cost of sales for the three months ended June 30, 2013 of $1,802,895.

The Company’s gross profit for continuing operations for the three months ended June 30, 2014 of $70,237 is a decrease of $375,377 when compared to the Company’s gross profit for the three months ended June 30, 2013 of $445,614.

The Company’s expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization of loan costs, and interest for the three months ended June 30, 2014 of $874,045 is an increase of $171,741 when compared to the same expenses of $702,304 for the three months ended June 30, 2013. This is due primarily to the ramp up of the new industrial machine business segment.

The Company had stock based compensation for continuing operations of $5,500 and $0 for the three months ended June 30, 2014 and 2013, respectively.

The Company had other income (expense) of ($44,250) for the three months ended June 30, 2014 which consisted primarily of a negotiated settlement of $43,700. This amount represents a decrease of $44,250 as compared to $0 for the three months ended June 30, 2013.

The Company’s net loss from continuing operations for the three months ended June 30, 2014 of $853,558 is a decrease of $597,268 when compared to the net loss from continuing operations of $256,290 for the three months ended June 30, 2013.

For the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Discontinued Operations

There is no activity from discontinued operations for the nine months ended June 30, 2014. The only activity to reflect as results from our discontinued operations for the nine months ended June 30, 2013 is the final settlement of the note balance that carried over after the disposition of all of the assets of BT Manufacturing Company LLC. The Company negotiated a substantial discount of approximately $1.3 million in settling almost $2 million of guaranteed debt and accrued interest.

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

The Company’s revenue for continuing operations for the nine months ended June 30, 2014 of $4,212,721 is a decrease of $1,012,576 when compared to the Company’s revenue for the nine months ended June 30, 2013 of $5,225,297. This change is comprised of new revenues from ammunition and industrial machines of $2,632,233 and a reduction in government contract revenues of $3,644,809.

The Company’s cost of sales for continuing operations for the nine months ended June 30, 2014 of $3,740,284 is a decrease of $688,150 when compared to the Company’s cost of sales for the nine months ended June 30, 2013 of $4,428,434.

The Company’s gross profit for continuing operations for the nine months ended June 30, 2014 of $472,437 is a decrease of $324,426 when compared to the Company’s gross profit for the nine months ended June 30, 2013 of $796,863.

The Company’s expenses for continuing operations consisting of selling, general and administrative, depreciation, amortization of loan costs, and interest for the nine months ended June 30, 2014 of $2,597,273 is a decrease of $63,768 when compared to the same expenses of $2,661,041 for the nine months ended June 30, 2013.

The Company’s stock based compensation for continuing operations for the nine months ended June 30, 2014 was $88,000, and represents a decrease of $185,182 as compared to the stock based compensation of $273,182 for the nine months ended June 30, 2013.

The Company’s other income for the nine months ended June 30, 2014 of $(39,249), consists primarily of income of $5,000 from a settlement with a vendor, offset by an expense of $43,700 from a negotiated judgment settlement against the Company. This amount is a decrease of $13,356,819 as compared to $13,317,570 for the nine months ended June 30, 2013. This decrease is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in the amount of $7,257,719 which occurred on October 24, 2012.

The Company’s net loss from continuing operations for the nine months ended June 30, 2014 of $2,252,085 is a decrease of $13,432,295 when compared to the net income from continuing operations of $11,180,210 for the nine months ended June 30, 2013, which again relates to the large net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC.

3.	Liquidity and capital resources:

As of June 30, 2014, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of June 30, 2014, we had $97,385 in cash and cash equivalents.

Cash flows used in operating activities was $2,830,786 for the nine months ended June 30, 2014.

Cash flows used in investing activities was $1,283 for the nine months ended June 30, 2014,

Cash flows provided from financing activities were $2,839,642 for the nine months ended June 30, 2014, and consisted primarily of new debt in the amount of $2,764,349.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

     DATED: August 19, 2014