Form 10-K/A
period 2013-09-30
Bulova Technologies Group, Inc.
filed 2015-01-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No.1)

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

12645 49th Street North

Clearwater, Florida 33762
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

As of October 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Company was $146,190 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of December 31, 2014, the Company had 62,093,518 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

This Amendment No. 1 amends in its entirety the Bulova Technologies Group, Inc. Form 10-K for the year ended September 30, 2013.

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

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a private company that was under common control and began operations in Florida. The Company operates as a government contractor and seller of machine tools and related equipment in the United States. Headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, which included the facilities in Mayo. Commencing in July 2013, the Company opened offices in Branchburg, New Jersey and Sanford, Florida to facilitate its new commercial operations through Bulova Technologies Machinery LLC (“BTM”). As of September 2014, BTM relocated all of its operations to a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business.

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

Bulova Technologies Ordnance Systems LLC. – Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts takes place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2011. (See Item 3 Legal Proceedings)

Bulova Technologies (Europe LLC). Co-located at the Company’s headquarters in Clearwater, Florida, this wholly-owned subsidiary (“Europe”), employing three people, was engaged in several related business, including the Mortar Exchange Program, the offsets program, the administration of the BPA awarded to Ordnance, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture with TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture proposed to sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate, for a fee, commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. Europe continues to administer the Ordnance BPA, though the contractual obligations are Ordnances, and broker the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S. Europe entered the business of the commercial brokerage of small caliber ammunition in 2013 because of an increased U.S.-wide demand for such ammunitions combined with a lack of availability from U.S. manufacturers. Europe purchases such ammunition from Eastern European manufacturers and re-sells it to both large, wholesale dealers in such ammunition and directly to small retail customers. Europe currently has no backlog of sales of such ammunition, selling only upon the funding of orders. We do not believe our pending disputes with the U.S. Army will impact the operations of Europe because it does not have contract relations with the DoD, the Army or any other related armed forces agencies. However, if the DoD or the U.S. Army were to ultimately prevail in any claims against us, as the parent of Europe, then Europe, as our subsidiary, may also be adversely affected.

Bulova Technologies Machinery LLC – Formed in July of 2013, and co-located with the Company’s headquarters, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business. This wholly-owned subsidiary employs thirteen people and operates from a new facility and showroom located in Clearwater, Florida. It imports industrial machine tools and related equipment from recognized international sources and continues to establish a Distributor/Dealer Network throughout the United States from which such equipment primarily will be sold.

Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company operated in two business segments (i), government contracting and (ii) commercial sales.

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

Our discontinued government contracting and contract manufacturing operations represented a significant portion of our operating revenues. There is no assurance our current business activity will sustain our operations.

The divestiture and discontinuation of the operations of BT Manufacturing Company LLC and Bulova Technologies Ordnance Systems LLC represented substantially all our revenues and assets. While such discontinuances were deemed in our best interest because of the related reduction of substantial debts and liabilities, there is no assurance that our continuing operations will be successful.

Government Contracts.

With the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, Ordnance has only one remaining DoD contract (the BPA) and at this time is not seeking additional work with DoD beyond that which may arise under the BPA. The BPA is a blanket purchase agreement under which the Army solicits bids on various weaponry for placement in the Middle East. Ordnance is a member of a select group of suppliers with a BPA, but must compete with other BPA participants for each order based primarily on price. Each individual fixed-price order contains separate terms and conditions. With regard to that BPA, the risk factors include:

The BPA’s orders are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall Department of Defense (DoD) spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate costs and performance on contracts, as well as accounting and general business practices of contractors. Based on the results of such audits, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts. We are currently involved, through Ordnance, in legal proceedings involving the termination of a DoD contract which took place in July 2011. (See Part 3, Legal Proceedings).

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

Terminated Contracts

At the time of the sale of the assets of Ordnance to an independent third party in October 2012, three U.S. Army contracts were transferred. One was completed successfully; two were terminated by the Army in December 2014 for failure to perform (see Legal Proceedings). Both of these firm, fixed-price contracts contained advanced payment provisions and, under these provisions, $135,153 was advanced to Ordnance. The Army may, but has not yet, demanded repayment of these advance payments and may, but has not yet, demanded payment of excess reprocurement amounts, if reprocurement of similar terms are purchased by the Army at a higher price than was to be paid to Ordnance. The Navy has communicated no decision regarding its contract with Ordnance but, given the inability of Ordnance to perform, may terminate the contract. In this case the Navy could demand excess reprocurement costs in an undetermined amount from Ordnance, should similar items be procured from a separate source at a higher price.

Brokerage of Small Caliber Ammunition Commercial Sales

The Brokerage business is dependent entirely upon both a strong U.S. demand and a lack of availability from U.S. manufacturers.

While the demand for small caliber commercial ammunition has been especially strong in the past 2-3 years in the U.S. and remains so, there can be no assurance that the market will continue to remain so. Without such demand, sales would drop precipitously. Similarly, should U.S. manufacturers increase production to a greater level and meet the increased U.S. demand, the import of Eastern European ammunition would also likely be affected adversely.

The importation of ammunition manufactured abroad could be affected by future U.S. regulations.

While Europe holds all licenses required to import ammunition from Eastern Europe, there can be no assurance that regulations might not be adopted in the future which could affect either the ability of Europe to import such ammunition or the price to Europe of such ammunition, in which case either Eastern European ammunition would become unavailable for import by Europe, or make such ammunition too costly to sell in the U.S.

Machine Tool Business Commercial Sales

BTM competes with much larger producers of machine tools products.

The machine tool product business is highly competitive and BTM competes against much larger entities with very strong resources and competitive pricing. There can be no assurance that BTM will succeed in its competition with such entities.

The machine tool business is subject to economic perturbations and foreign competition.

While there are more than 196,000 machine shops in the U.S. which utilize machine tool equipment, the businesses utilizing machine tools and, consequently, the sellers of machine tool equipment in the U.S. are subject to general economic perturbations as well as foreign competition. Consequently, factors such as the demand for products manufactured by machine tool shops, the availability of credit to machine tool purchasers and the competition machine tool manufacturer’s face from foreign manufacturers could adversely impact the sale of machine tools by BTM.

General Business Risks

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to potential future claims and these levels of insurance may not be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations and future prospects. We are currently involved, through Ordnance, in legal proceedings involving the termination of a DoD contract which took place in July 2011. (See Part 3, Legal Proceedings).

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The markets for defense products, machine tool sales and brokerage of commercial ammunition are each highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Additionally, many of our competitors are larger than we are and have more financial and other resources than we have.

Our level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

Commencing with our January 1, 2009 acquisition of 3Si Holdings, Inc., we assumed certain amounts of indebtedness associated with the business operations acquired. Subsequently, we incurred additional debt with high interest rates that have hindered the Company financially. At September 30, 2013, we had approximately $1.6 million in aggregate principal amount of outstanding debt related to continuing operations.

In October 2012, we sold substantially all of the assets of Bulova Technologies Ordnance Systems LLC, and settled significant indebtedness. In the future, we may need to increase our borrowings, subject to limitations imposed on us by our debt agreements. Further discussion concerning the sale of these assets and any remaining scheduled maturities of our outstanding debt, is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

The DTCC “Chill” May Have An Adverse Effect Upon the Company’s Ability to Raise Capital

A partial “chill” was placed upon the electronic exchange of the Company’s securities in Fall, 2012 by the Depository Trust and Clearing Corporation. This chill prevents the electronic exchange of the Company’s securities but does not extend to the manual purchase and sale of the Company’s securities. This chill could have an adverse effect on the Company’s ability to raise capital by limiting the number of potential investors. The Company is attempting to remove this chill.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Property

At September 30, 2013 the Company operated corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet. The Company also leases, on a month to month basis, an office in Frankfurt Germany to facilitate its European program.

Commencing in July of 2013, Bulova Technologies Machinery LLC, the Company’s newest subsidiary, leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey. As of September 2014, BTM relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business. This facility is leased for a period of 6 years at a rate of $13,500 per month.

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

Item 3. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company which could have a material effect on our future financial position or results of operations.

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. Concurrently, the Army demanded repayment of approximately $12,000,000 of payments provided previously to Ordnance under that contract. Ordnance appealed the termination on October 26, 2010. Ordnance challenged this decision before the Armed Services Board of Contract Appeals (“ASBCA”). In January 2014 a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. Based on this decision, which recognized both that the Army had improperly terminated a portion of the contract, converting that portion of the contract to a termination for convenience (which entitles Ordnance to payment of its termination costs by the Army) and implicitly that the Army had delayed unreasonably in supplying contractually-required documents to Ordnance. Ordnance submitted a termination for convenience claim in excess of $1,400,000 to the Army in April 2014 and a delay claim in excess of $3,200,000 in October 2014, the principle reason Ordnance has been maintained as a legal entity. The Army will likely pursue Ordnance for the balance (plus interest and penalties). The assets of Ordnance were sold at arm’s length to an independent third party and virtually all of the proceeds distributed to secured and unsecured third party creditors. There can be no assurance that the Government will not seek to either reverse the sale of Ordnance’s assets or pursue Bulova Technologies Group as the parent corporation of Ordnance and, if such actions were successful, these actions could have a material adverse effect on Bulova Technologies Group.

In connection with the sale of substantially all of its assets to a third party in October 2012, Bulova Technologies Ordnance Systems LLC agreed to participate with the purchaser (the “Purchaser”) in the submission of a Novation Agreement to the U.S. Government in order to gain recognition by the U.S. Government of the transfer of certain Army and Navy contracts to the Purchaser. Bulova Technologies Ordnance Systems LLC completed its portion of the Novation Agreement in a timely way, but the Purchaser did not complete its portion of the Novation Agreement and submit it to the U.S. Government until April 2014. The U.S. Government refused to acknowledge the transfer of the three remaining, fixed-price uncompleted contracts in September 2014. Accordingly, while Ordnance has no facilities to perform these contracts, it remains liable for their performance and the Purchaser refused to perform without a novation of the contracts. The Army and the Navy chose to enforce the three remaining contracts and the two Army contracts were terminated. These terminations could subject Ordnance to demand for repayment of $135,153 in advance payments made by the Army and, potentially, excess reprocurement costs in an as-yet undetermined amount. There can be no assurance that the Army or Navy will not pursue us as the parent Company of Ordnance, which actions, if successful, could have a material adverse effect upon us. In the judgment of management, based upon discussions with relevant Government officials, the denial by the Government of the transfer of the contracts was caused by the delay in submission of the Novation Agreement by Purchaser and, accordingly, Bulova Technologies Ordnance Systems LLC is exploring a cause of action against Purchaser for any claims made by the Army and Navy resulting from terminations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the “OTCQB” operated by the OTC Markets Group, Inc., under the trading symbol “BTGI”. The range of closing bid prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On December 30, 2013, the Company effected a 1 for 200 reverse split of its common stock. The financial statements and other financial information set forth in this Form 10-K have been retroactively adjusted to reflect the effects of this reverse split. As a result the issued and outstanding common shares have been reduced from 438,138,975 to 2,190,695 as of September 30, 2011. Concurrently, the Company amended its Articles to reduce the amount of authorized common shares from 5,000,000,000 to 500,000,000 common shares.

Quarter Ending	High	Low

December 31, 2011	$0.0190	$0.0030
March 31, 2012	0.0190	0.0026
June 30, 2012	0.0070	0.0006
September 30, 2012	0.0017	0.0002

December 31, 2012	$0.0008	$0.0001
March 31, 2013	0.0006	0.0001
June 30, 2013	0.0004	0.0001
September 30, 2013	0.0002	0.0001

The closing bid price of our Common Stock on January 6, 2015, was $.012.

As of January 6, 2015, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2014.

A partial “chill” was placed upon the electronic exchange of the Company’s securities in Fall, 2012 by the Depository Trust and Clearing Corporation. This chill prevents the electronic exchange of the Company’s securities but does not extend to the manual purchase and sale of the Company’s securities.

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

Overview:

Starting January 1, 2009, Bulova Technologies Group, Inc. had operations in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC. The Contract Manufacturing segment, which the Company has exited, produced cable assemblies, circuit boards as well as complete systems, and was accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in the contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition. In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party and discontinued operations. For reporting purposes, the Company has identified the assets and liabilities of BT Manufacturing Company LLC and Bulova Technologies Ordnance Systems LLC as pertaining to discontinued operations and has segregated their operating results and presented them separately as discontinued operations for all periods presented. Commencing in July of 2013, the Company entered into the commercial sales segment, to include the commercial ammunition sales market place and the industrial machine tool business by, in the latter case, forming Bulova Technologies Machinery LLC.

Application of critical accounting policies:

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of operations :

For the year ended September 30, 2013 compared to the year ended September 30, 2012.

Discontinued Operations

The Company is reporting results of operations of two discontinued operations for the years ended September 30, 2013 and 2012. The following summarizes these results by the two subsidiaries that have been discontinued.

BT Manufacturing Company LLC

For the year ended September 30, 2013 the Company recognized a gain from discontinued operations of $1,309,424 in settling a guaranteed debt and accrued interest with a single payment of $625,000. This note balance had carried over after the disposition of all of the assets of BT Manufacturing Company LLC in 2011. The settlement of this debt is a troubled debt restructuring. The $625,000 payment was a complete and final settlement of the note balance including accrued interest. The Company negotiated this substantial discount, and has recognized a gain on the settlement of this debt. There have been no modifications to create any additional terms of payment and there are no remaining contingencies associated with this debt. The only activity for the year ended September 30, 2012 was the accrual of interest expense on this debt in the amount of $91,347.

Bulova Technologies Ordnance Systems LLC

In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party. The purchaser performed certain contracts remaining in the name of Ordnance as a subcontractor for the balance of the year ended September 30, 2013. The effect was a very small gross profit for the year as most of the contract revenues were passed through to the purchaser for fulfillment.

Revenue for the discontinued operations of Ordnance for the year ended September 30, 2013 of $6,416,962 is an increase of $3,274,900 when compared to the revenue for the year ended September 30, 2012 of $3,142,062.

Cost of revenues for the discontinued operations of Ordnance for the year ended September 30, 2013 of $5,494,893 is an increase of $3,204,842 when compared to the cost of revenue for the year ended September 30, 2012 of $2,290,051.

Gross profit for the discontinued operations of Ordnance for the year ended September 30, 2013 of $922,069 is an increase of $70,058 when compared to the gross profit for the year ended September 30, 2012 of $852,011.

Operating expenses and interest for the discontinued operations of Ordnance for the year ended September 30, 2013 of $766,098 is a decrease of $1,878,544 when compared to operating expenses and interest for the year ended September 30, 2012 of $2,644,642.

Other income for the discontinued operations of Ordnance for the year ended September 30, 2013 of $6,199,683 represents an increase of $5,674,419 as compared to $525,264 for the year ended September 30, 2012. This increase is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC to an unrelated party in the amount of $7,257,719 which occurred on October 24, 2012. The sale was accomplished by the purchaser assuming approximately $5,000,000 of secured indebtedness, and approximately $3,500,000 of secured indebtedness being satisfied through payments remitted directly through the title company escrow account at the closing.

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2013 of $20,811 is an increase of $20,811 when compared to the revenue for the year ended September 30, 2012 of $0. All of the revenue is from the start of new commercial sales.

Cost of revenues for continuing operations for the year ended September 30, 2013 of $5,837 is an increase of $5,837 when compared to the cost of revenues for the year ended September 30, 2012 of $0.

Gross profit for continuing operations for the year ended September 30, 2013 of $14,974 is an increase of $14,974 when compared to the gross profit for the year ended September 30, 2012 of $0.

Selling and administrative expenses for continuing operations for the year ended September 30, 2013 of $2,311,216 is a decrease of $270,648 when compared to selling and administrative expense for the year ended September 30, 2012 of $2,581,864.

Stock based compensation for continuing operations for the year ended September 30, 2013 of $489,582 is a decrease of $1,776,357 when compared to stock based compensation for the year ended September 30, 2012 of $2,265,939.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2013 of $589,988 is a decrease of $419,810 when compared to depreciation and amortization expense for the year ended September 30, 2012 of $1,009,798.

Interest expense for continuing operations for the year ended September 30, 2013 of $74,961 is a decrease of $55,138 when compared to interest expense for the year ended September 30, 2012 of $130,099.

The Company’s net loss from continuing operations for the year ended September 30, 2013 of $2,520,585 is a decrease of $5,223,867 when compared to the net loss from continuing operations for the year ended September 30, 2012 of $7,744,452.

Liquidity and capital resources:

As of September 30, 2013, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2013, we had $84,191 in cash and cash equivalents.

Cash flows used in operating activities by continuing operations was $966,846 for the year ended September 30, 2013. Cash flows provided from operating activities by discontinued operations was $1,076,904.

Cash flows used in investing activities by continuing operations was $1,000 for the year ended September 30, 2013. Cash flows provided from investing activities by discontinued operations was $1,743,550, and consisted primarily of the cash proceeds from the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012.

Cash flows from financing activities by continuing operations was $120,872 for the year ended September 30, 2013. Cash flows used by financing activities by discontinued operations was $1,877,490.

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

While the Company believes that anticipated revenues resulting from its expanded efforts relative to its new commercial sales business segment will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood need to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

The claims by the U.S. Government may have a material adverse effect

While Management believes that the claim asserted by the U.S. Government against Ordnance in July 2010 (see Legal Proceedings) and any claims which may be asserted against Ordnance as a result of the termination of Ordnance’s U.S. Government contracts in 2014 (see Legal Proceedings) have not been asserted against the parent corporation, should the U.S. Government assert such claims against the parent corporation and be successful in their prosecution, the liability would be $12,000,000 (plus interest and penalties) less any offsets awarded to Ordnance as a result of its claims (see Legal Proceedings), which amount could have a material adverse effect on us.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bulova Technologies Group, Inc.

We have audited the accompanying balance sheets of Bulova Technologies Group, Inc. as of September 30, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

These financial statements have been restated to reclassify the activity in a subsidiary as a discontinued operation due a change in intent of management.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 10, 2014 and January 8, 2015, with respect to the restatement

PCAOB Registered

AICPA Member

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

ASSETS

Cash and cash equivalents	$84,191	$(214)
Accounts receivable	6,004	-
Inventory	55,605	-
Other current assets	13,649	20,403
Current assets from discontinued operations	303,182	1,193,164

Total Current Assets	462,631	1,213,353

Property, plant and equipment	34,436	31,493
Investments	-	-
Other assets	103,295	4,778
Non-current assets from discontinued operations	58,273	2,466,118

	$658,635	$3,715,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$73,563	$120,362
Accrued expenses and other current liabilities	561,879	212,775
Current portion of long term debt	1,617,852	1,035,087
Current liabilities from discontinued operations	2,136,576	11,251,185

Total current liabilities	4,389,870	12,619,409

Shareholder loans and accrued interest	(22,613)	185,195
Long term debt, net of current portion	-	-
Long term liabilities from discontinued operations	6,184,329	7,215,774

	10,551,586	20,020,378

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 2,000,000,000 issued and outstanding at September 30, 2013 and 2012	40,000	20,000
Common stock, $.001 par; authorized 500,000,000 shares, 21,001,316 and 8,291,639 issued and outstanding at September 30, 2013 and 2012	21,001	8,292
Subscription receivable - warrants	(66,000)	-
Additional paid in Capital in excess of par	23,174,191	21,873,708
Retained earnings (deficit)	(33,062,143)	(38,206,636)

	(9,892,951)	(16,304,636)

	$658,635	$3,715,742

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

Revenues	$20,811	$-
Cost of revenues	5,837	-

Gross profit	14,974	-

Selling and administrative expenses	2,311,216	2,581,864
Stock based compensation	489,582	2,265,939
Depreciation and amortization expense	589,988	1,009,798
Interest expense	74,961	130,099

Total expenses	3,465,747	5,987,700

Loss from operations	(3,450,773)	(5,987,700)

Other income (expense)
Other income (expense)	930,188	(1,756,752)

Income (loss) from continuing operations before income taxes	(2,520,585)	(7,744,452)

Income tax expense	-	-

Income (loss) from continuing operations	(2,520,585)	(7,744,452)
Income (loss) from discontinued operations, net of tax	7,665,078	(1,358,716)

Net income (loss)	$5,144,493	$(9,103,168)

Basic net income (loss) per share
Income (loss) from continuing operations	$(.15)	$(1.70)
Income (loss) from discontinued operations	.44	(.30)
Net income (loss) per share	$.29	$(2.00)

Diluted net income (loss) per share
Income (loss) from continuing operations	$(.06)	$(1.70)
Income (loss) from discontinued operations	.18	(.30)
Net income (loss) per share	$.12	$(2.00)

Weighted average shares outstanding
Basic	17,464,286	4,550,081
Diluted	43,110,597	4,550,081

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012

Cash flows from operating activities:
Net Income (Loss)	$5,144,493	$(9,103,168)
(Income) Loss from discontinued operations	(7,665,078)	1,358,716
Income (Loss) from continuing operations	(2,520,585)	(7,744,452)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	589,988	1,009,798
Loss recognized on investments	-	1,746,857
(Gain ) Loss on sale of assets	-	9,897
Stock based payment for services	489,582	2,265,939
Changes in operating assets and liabilities
Accounts receivable	(6,004)	-
Inventory	(55,605)	-
Prepaid expenses and other assets	129	73,091
Accounts payable and accrued expenses	535,649	106,473

Net cash flows from operating activities – continuing operations	(966,846)	(2,532,397)
Net cash flows from operating activities – discontinued operations	1,076,904	59,344
Net cash flows from operating activities	110,058	(2,473,053)

Cash flows from investing activities:
Purchase of property and equipment	(12,585)	(1,000)
Net cash flows from investing activities – continuing operations	(12,585)	(1,000)
Net cash flows from investing activities – discontinued operations	1,743,550	43,943
Net cash flows from investing activities	1,730,965	42,943

Cash flows from financing activities
Repayment of Shareholder loans	(469,136)	(91,943)
Increases in long term debt	1,644,044	295,000
Repayment of long term debt	(1,074,036)	(17,661)
Proceeds from sale of preferred shares	20,000	-

Net cash flows from financing activities – continuing operations	120,872	185,396
Net cash flows from financing activities – discontinued operations	(1,877,490)	2,236,917
Net cash flows from financing activities	(1,756,618)	2,422,313

Increase (decrease) in cash and cash equivalents	84,405	(7,797)
Cash and cash equivalents, beginning	(214)	7,583169,499

Cash and cash equivalents, ending	$84,191	$(214)
Cash paid for interest	$10,964	$51,115
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2011, the Company issued 44,482 common shares issued as conversion of debt

●	October 2011, the Company issued 2,500 common shares for services

●	November 2011, the Company issued 51,342 common shares to various individuals

●	November 2011, the Company issued 26,765 common shares as conversion of debt

●	December 2011, the Company issued 64,158 common shares as conversion of debt

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

●

On October 24, 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party and discontinued operations. At the closing of the sale, the buyer assumed approximately $5,000,000 of secured debt, and approximately $3,500,000 of secured debt was paid directly through the escrow account of the closing agent.

●	October 2012, the Company issued 754,038 common shares for services

●	October 2012, the Company issued 4,944,618 common shares as conversion of debt

●	November 2012, the Company issued 757,500 common shares for services

●	November 2012, the Company issued 915,150 common shares as conversion of debt

●	December 2012, the Company issued 496,250 common shares for services

●	January 2013, the Company issued 1,237,121 common shares as conversion of debt

●	January 2013, the Company issued 150,000 common shares associated with new debt

●	January 2013, the Company issued 205,000 common shares for services

●	February 2013, the Company issued 750,000 common shares as conversion of debt

●	February 2013, the Company issued 21,300,512 warrants associated with new debt

●	February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000

●	February 2013, the Company issued 5,365,000 warrants for services

●	June 2013, the Company issued 750,000 common shares as conversion of debt

●	July 2013, the Company issued 750,000 common shares in association with the extension of terms on existing debt

●	September 2013, the Company issued 1,000,000 common shares for services

●	September 2013, the Company issued 10,500,000 warrants associated with debt

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2011 – as previously stated	-	$-	438,138,975	$438,139	$-	$18,065,442	$(29,103,468)	$(10,599,887)
Adjustment to reflect reverse split of 1 for 200 common shares			(435,948,280)	(435,948)		435,948		-
Balances, September 30, 2011 – as restated	-	-	2,190,695	2,191		18,501,390	(29,103,468)	(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	1,243,417	1,243		935,292		956,535
Issuance of shares without consideration in completion of a prior year transaction			45,037	45		(45)		-
Issuance of shares in satisfaction of debt			3,837,491	3,837		971,263		975,100
Issuance of convertible debt						142,380		142,380
Issuance of shares associated with new debt			1,025,000	1,025		1,001,475		1,002,500
Issuance of common stock warrants						366,904		366,904
Cancellation of previously authorized shares not issued			(50,000)	(50)		(44,950)		(45,000)
Net loss for the year ended September 30. 2012							(9,103,168)	(9,103,168)
Balances, September 30, 2012	2,000,000,000	$20,000	8,291,639	$8,292	$-	21,873,708	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			5,859,768	5,860		199,140		205,000
Issuance of convertible debt						31,500		31,500
Issuance of shares for services			2,007,788	2,008		155,674		157,682
Issuance of Warrants					(66,000)	66,000		-
Sale of Stock	2,000,000,000	20,000						20,000
Issuance of shares in satisfaction of debt			2,737,121	2,737		37,763		40,500
Issuance of shares for new debt			150,000	150		5,850		6,000
Issuance of shares for services			205,000	205		7,995		8,200
Issuance of Warrants associated with new debt						426,010		426,010
Issuance of Warrants for services						107,300		107,300
Issuance of shares associated with extension of debt			750,000	750		14,250		15,000
Issuance of shares for services			1,000,000	1,000		39,000		40,000
Issuance of Warrants						210,000		210,000
Net income for the year ended September 30, 2013							5,144,493	5,144,493
Balances, September 30, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(33,062,143)	$(9,892,951)

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

Commencing in July of 2013, Bulova Technologies Machinery LLC, the Company’s newest subsidiary, leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey. As of September 2014, BTM relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business.

At September 30, 2012, our former government manufacturing business was located on 261 acres owned by Ordnance in Mayo, Florida, where Ordnance operated a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. There are more than 38 buildings on the property consisting of warehouses, storage, and manufacturing facilities. This property was sold in October 2012 when Ordnance sold substantially all of its assets and discontinued operations.

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

BT Manufacturing Company LLC – prior to discontinuance, its operations were located in Melbourne, Florida in a 35,000 square foot facility where it assembled a wide range of printed circuit board products. In June 2010, the Company determined to dispose of BT Manufacturing Company LLC, and as such has accounted for this business segment as a discontinued operation. Final settlement and disposition of this segment was accomplished during the quarter ended March 31, 2011. Final settlement of a note payable that had carried over from the disposition was negotiated and settled at a discount in October 2012.

Bulova Technologies Ordnance Systems LLC. -  Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts takes place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2011. (See Item 3 Legal Proceedings

Bulova Technologies (Europe) LLC – co-located at the Company’s headquarters in Tampa, Florida, this wholly-owned subsidiary (“Europe”), employing three people, was engaged in several lines of related business, including the Mortar Exchange Program, the offsets program, the administration of the BPA awarded to Ordnance, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture together with the TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture would sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. Europe continues to administer the Ordnance BPA and broker the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S.

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

Subsequent Events

The Company has evaluated subsequent events through January 7, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and ammunition and commercial machine tool sales.  As both the commercial ammunition and machine tool sales segment of the Company are in its initial start-up phase and its operations through September 30, 2013 are not material, the Company has determined not to present financial information by segment.

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

Property, plant and equipment are comprised of the following at September 30, 2013 and 2012

	As of September 30,
	2013	2012
Land	$-	$1,225,000
Buildings and improvements	-	1,170,194
Machinery and equipment	-	752,554
Furniture and fixtures	117,580	45,735

	117,580	3,193,483
Less accumulated depreciation	(24,871)	(718,555)

Net property, plant and equipment	$92,709	$2,474,928

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of BT Manufacturing Company LLC, our contract manufacturing segment and Bulova Technologies Ordnance Systems LLC, our government contracting segment as discontinued operations. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations”

Revenue Recognition

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at September 30, 2013 and September 30, 2012 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Year ended September 30, 2013			Year ended September 30, 2012
	Ordnance	BT Mfg	Totals	Ordnance	Bt Mfg	Totals

Revenue	6,416,962	-	6,416,962	3,142,062	-	3,142,062
Cost of Sales	(5,494,893)	-	(5,494,893)	(2,290,051)	-	(2,290,051)
Gross profit	922,069	-	922,069	852,011	-	852,011
Operating expenses and interest	(766,098)	-	(766,098)	(2,644,642)	(91,349)	(2,735,991)
Other income (expense)	(1,058,036)	1,309,424	251,388	525,264	-	525,264
Income (loss) from operations	(902,065)	1,309,424	407,359	(1,267,367)	(91,349)	(1,358,716)
Gain on disposal of discontinued operations	7,257,719	-	7,257,719		-	-
Income tax benefit	-	-	-		-	-
Income (loss) from discontinued operations, net of tax	6,355,654	1,309,424	7,665,078	(1,267,367)	(91,349)	(1,358,716)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	As of September 30, 2013			As of September 30, 2012
	Ordnance	BT Mfg	Totals	Ordnance	BT Mfg	Totals

Cash	5,621		5,621	29,248		29,248
Accounts receivable	297,561	-	297,561	112,005	-	112,005
Inventory	-	-	-	1,023,980	-	1,023,980
Other current assets	-	-	-	27,931	-	27,931
Total current assets from discontinued operations	303,182	-	303,182	1,193,164	-	1,193,164
Property plant and equipment - net	58,273	-	58,273	2,443,435	-	2,443,435
Other assets	-	-	-	22,683	-	22,683
Total assets from discontinued operations	361,455	-	361,455	3,659,282	-	3,659,282

Accounts payable and accrued expenses	932,718	-	932,718	1,887,660	351,054	2,238,714
Current portion of long-term debt	1,203,858	-	1,203,858	7,351,588	1,660,883	9,012,471
Provision for loss on disposal of business segment	-	-	-	-	-	-
Total current liabilities from discontinued operations	2,136,576	-	2,136,576	9,239,248	2,011,937	11,251,185
Deferred revenue - contract dispute	6,071,700		6,071,700	6,071,700	-	6,071,700
Long term debt, net of current portion	112,629	-	112,629	1,144,074	-	1,144,074
Total liabilities from discontinued operations	8,320,905	-	8,320,905	16,455,022	2,011,937	18,466,959

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

At September 30, 2013 and 2012, the Company has included in liabilities of discontinued operations, the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and consequently is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute. (See Item 3. Legal Proceedings)

6. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2013	September 30, 2012
Promissory note payable to Webster Business Capital Corporation, dated December 16, 2008, in the original amount of $825,000 payable in full on June 30, 2009, with interest at 4.5% annually. This note was not repaid and is still outstanding as of the issuance of these financial statements. This note is secured by a lien on real estate, timber rights and certain equipment with net carrying values of approximately $2,000,000 at September 30, 2012.	$-	$825,000

Mortgage payable to Bank of America, dated March 10, 2006, in the original amount of $840,000 payable in monthly fixed principal payments of $4,667 plus variable interest at 2.5% plus the banks index rate, secured by real estate with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on March 10, 2021.	-	480,666

Note payable to Harold L. and Helene M. McCray, dated October 19, 2005, in the original amount of $1,070.000, bearing interest at 8% per annum, payable in monthly installments of $10,225.48 secured by land and buildings with carrying values of approximately $1,500,000 at September 30, 2012. Final payment is due on December 1, 2020.	-	776,116

Note payable to Edward Viola, dated October 19, 2005, in the original amount of $80,000, bearing interest at 8% per annum, payable in monthly installments of $764.52. Final payment is due on December 1, 2020.	-	54,880

Note payable to PNL Newco II, LLC, dated December 22, 2009, in the original amount of $2,000,000, payable in monthly fixed principal payments of $42,000 plus variable interest at LIBOR plus 5% with a minimum rate of 5.5%, secured by an earn out agreement with the party that acquired all of the personal property of the discontinued operations of BT Manufacturing Company, LLC. Final balloon payment is due December 22, 2011.	-	1,660,883

Convertible Note payable to GovFunding, LLC, dated February 4, 2011, in the amount of $3,158,000 bearing interest at 18%., secured by a lock box agreement tied to the proceeds of a single government contract with a carrying value of approximately $2,600,000 at September 30, 2012. Final payment is due January 31, 2012.	-	3,158,000

Convertible Note payable to GovFunding, LLC dated May 25, 2011 in the amount of $220,000, bearing interest at 18%. with a maturity date of April 30, 2012.	-	220,000

Convertible Note payable to GovFunding LLC dated June 23, 2011 in the amount of $133,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	133,000

Note payable to GovFunding LLC dated July 14, 2011 in the amount of $105,000, bearing interest at 18% with a maturity date of August 1, 2011.	-	105,000

Convertible Note payable to GovFunding LLC dated August 1, 2011 in the amount of $128,000, bearing interest at 18% with a maturity date of April 30, 2012.	-	128,000

Convertible Note payable to GovFunding LLC dated August 9, 2011 in the amount of $250,000, bearing interest at 18% with a maturity date of June 30, 2012.	-	250,000

Convertible Note payable to GovFunding LLC dated August 30, 2011 in the amount of $110,000, bearing interest at 18%. with a maturity date of June 30, 2012.	-	110,000

Convertible Note payable to Asher Enterprises, Inc. dated May 15, 2012 in the original amount of $22,500 net of discount of $0, bearing interest at 8% with a maturity date of February 21, 2013.	-	25,032

Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	14,500	21,888

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of December 31, 2012. Final payment due upon delivery	700,000	1,550,000

Note payable to GovFunding LLC dated March 30, 2012 in the amount of $100,000, bearing interest at 18%. Final payment was due June 1, 2012	-	100,000

Note payable to Keehan Trust Funding, LLC dated March 30, 2012 with a maximum amount of $653,731, bearing interest as the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $850,000 as of December 31, 2012	-	285,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Convertible Note payable to an individual dated May 4, 2012 in the amount of $25,000, bearing interest at 18% with a maturity date of July 31, 2012.	-	25,000

Note payable to GovFunding LLC dated May 11, 2012 in the amount of $200,000, bearing interest at 12% with a maturity date of July 31, 2012	-	200,000

Convertible Note payable to an individual dated May 25, 2012 in the amount of $100,000, bearing interest at 18% with a maturity date of August 25, 2012.	-	100,000

Note payable to Keehan Trust Funding, LLC, dated June 1, 2012 in the amount of $700,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of certain government contracts with a value in excess of $2,400,000 as of December 31, 2012. Final payment due November 30, 2012.	-	700,000

Convertible Note payable to an individual dated August 15, 2012 in the amount of $5,000 net of discount of $568, bearing interest at 18% with a maturity date of October 31, 2012.	-	4,432

Convertible Note payable to an individual dated May 25, 2012 in the amount of $10,000 net of discount of $1,265, bearing interest at 18% with a maturity date of October 31, 2012.	-	8,735

Note payable to GovFunding LLC dated August 7, 2012 in the amount of $245,000, bearing interest at 18%. Final payment due October 15, 2012	-	245,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	37,500	-

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	-

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	60,000	-

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 25, 2013	400,000	-

Note payable to an individual dated January 25, 2013 in the amount of $50,000 bearing interest at 7%, with a maturity of June 30, 2013	50,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	-

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	-

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	60,000	-

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	-

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	8,464	-

Revolving credit line payable to NFC III LLC bearing interest at 10%, payable on demand	560,819	-

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	54,261	-

Note payable to NFC III LLC bearing interest at 10% payable on demand	75,000	-

Note payable to an individual dated September 10, 2013, bearing interest at 8% payable on demand	75,000	-

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% payable on demand	100,000	-

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% payable on demand	50,000	-

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% payable on demand	49,212	-

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% payable on demand	5,000	-

	2,934,340	11,191,632

Less current portion pertaining to continuing operations	(1,617,852)	(1,035,087)

Less current portion associated with discontinued operations	(1,203,859)	(9,012,471)

Less long term portion associated with discontinued operations	(112,629)	(1,144,074)

	$-	$-

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2013 are as follows:

Period ended September 30,

2014	$2,821,711

2015	80,073

2016	10,852

2017	10,852

2018	10,852

Thereafter	-

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

The components of deferred tax assets and liabilities as of September 30, 2013 and 2012 is as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carry forwards	$-	$4,673,886
Capital Loss Carry Over	-	657,342
Property & Equipment	-	(7,485)
Accrued Comp	-	225,780
Accrued Interest	15,574	-
Accrued Marketing Fee	18,254	-
Share based Compensation	-	2,631,730
Accrued fee	-	169,335
	33,828	8,350,588

Valuation Allowance	(33,828)	(8,350,588)
Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-

Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-
Less: current net deferred tax asset (liability)	-	-

Net non-current deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2012	$11,450,741
September 30, 2013	8,384,416

Increase in valuation allowance	$(3,066,325)

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

At September 30, 2013 the Company operated corporate and administrative offices in a facility leased by Ordnance from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

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

February 25, 2013, the Company sold 2,000,000,000 preferred shares.

The preferred shares have co-voting rights with the outstanding common shares, so that the common shares and the preferred shares shall vote as though, together they were a single class of stock. The shares are redeemable by the Corporation at any time, with the permission of the Preferred Shareholders, at 1/1,000,000 of a cent per preferred share. These preferred shares have no conversion rights, no dividend rights, nor any liquidation preferences. These shares are not listed on any exchange.

11. Subsequent Events

Subsequent to September 30, 2013, the Company issued additional shares of its common stock as follows:

     October 2013 –500 000 shares issued for services

     November 2013 – 625,000 shares issued for services

     February 2014 - 1,102,564 shares issued as conversion of debt

     February 2014 - 4,000,000 shares issued for services

     March 2014 - 2,356,472 shares issued as conversion of debt

     April 2014 - 12,000,000 shares issued for $142,800

     May 2014 - 3,231,118 shares issued as conversion of debt

     June 2014 - 4,255,534 shares issued as conversion of debt

     June 2014 - 1,000,000 shares issued for as part of a judgment settlement

     July 8, 2014 - 2,129,032 shares issued as conversion of debt.

     July 17, 2014 - 2,129,032 shares issued as conversion of debt.

     August 1, 2014 - 1,700,000 shares issued as conversion of debt.

     August 21, 2014 - 2,500,000 shares issued for services.

     September 8, 2014 - 750,000 shares issued for services.

     November 14, 2014 - 1,500,000 shares issued for services.

     December 19, 2014 - 1,313,450 shares issued as conversion of debt.

On December 30, 2013, the Company effected a 1 for 200 reverse split of its common stock. The financial statements have been retroactively adjusted to reflect the effects of this reverse split. As a result the issued and outstanding common shares have been reduced from 438,138,975 to 2,190,695 as of September 30, 2011. Concurrently, the Company amended its articles to reduce the amount of authorized common shares from 5,000,000,000 to 500,000,000 common shares.

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

Based upon that evaluation, and this amended Form 10-K, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

We have considered the effect of this restatement on our prior conclusions of the adequacy of our internal controls over financial reporting as of September 30, 2013. As a result, management has concluded that the Company’s internal control over financial reporting were not effective to a reasonable assurance as of September 30, 2013. We will amend any disclosures pertaining to our evaluation of such controls and procedures as appropriate in connection with future filings. We have subsequently designed and implemented new internal controls and procedures to strengthen our internal controls over financial reporting. With these changes now in place, management believes that our internal controls over financial reporting are effective at the “reasonable assurance” level.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2013:

Name	Age	Office Held
Stephen L. Gurba	57	Chairman of the Board. Chief Executive Officer and President

Craig Schnee	64	Director, Secretary and General Counsel

William McMillen.	72	Director and Chief Financial Officer (2)(3)

C.W. Colburn III	50	Chief Financial Officer (1)(2)

Frank W. Barker, Jr.	58	Chief Financial Officer (1)

Lynn Shapiro	57	Director (4)

Michael J. Perfetti	56	Chief Financial Officer (3)

David Shapiro	37	Director (4)

(1)	On November 2, 2012, Frank W. Barker, Jr. resigned as Chief Financial Officer and C.W. Colburn III was appointed as new Chief Financial Officer as of that date.
(2)	On April 30, 2013, C.W. Colburn III resigned as Chief Financial Officer and William McMillen was appointed as new Chief Financial Officer as of that date.
(3)	On October 6, 2014 William McMillen resigned as Chief Financial Officer and Michael J. Perfetti was appointed as the new Chief Financial Officer as of that date.
(4)	Lynn Shapiro resigned as a Director as of August 4, 2014 and David Shapiro was named as a successor effective as of that date.

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

Lynn Shapiro was a board member and a financial advisor. Ms. Shapiro is an experienced entrepreneur and business consultant.

David Shapiro is a board member. He is a graduate of Prescott College. He is author of several published books and owns and operates a publishing business. He is the son of Gary L. Shapiro, a major stockholder of the Company.

Audit Committee

The functions of an audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors. As we do not currently compensate our Directors, we have been unable to attract a person who qualifies as a financial expert to serve on our Board of Directors.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer. We have no other executive officers that received compensation in excess of $100,000 for the years ended September 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2012	$493,682	$-	$-	$-	$-	$-	$50,000	$543,682
Chief Executive Officer and President	2013	$386,000	$-	$-	$-	$-	$-	$50,000	$436,000

Craig S Schnee	2012	$220,000	$-	$-	$-	$-	$-	$-	$220,000
Secretary and General Counsel	2013	$98,398	$-	$-	$-	$-	$-	$-	$98,398

Frank W. Barker, Jr,	2012	$39,000	$-	$-	$-	$-	$-	$-	$39,000
Chief Financial Officer	2013	$-	$-	$-	$-	$-	$-	$-	$-

C.W. Colburn III	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2013	$185,000	$-	$-	$-	$-	$-	$-	$185,000

William E. McMilloen	2012	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2013	$-	$-	$-	$63,333	$-	$-	$-	$63,333

		$1,422,080	$-	$-	$63,333	$-	$-	$100,000	$1,522,080

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2013

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
William McMillen	3,166,667			$0.02	8/31/23	-	$-	-	-
Lynn Shapiro	3,961,702			$0.02	2/27/23	-	$-	-	-

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
Lynn Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a three year employment contract with the Company dated February 25, 2013 , providing for an annual salary of $386,000 and various fringe benefits, to include use of an automobile, corporate country club membership not to exceed $12,000 annually, and term life, disability and health insurance. He also is eligible for up to a $200,000 bonus annually based upon meeting certain sales and EBITDA goals. There was no bonus paid in 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by each of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company had received loans from two (2) major shareholders, which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. All shareholder debt is accruing interest. During the year ended September 30, 2012, the Company issued 171,830,956 shares of common stock in exchange for $699,100 of shareholder loans, and during the year ended September 30, 2011, the Company issued 226,054,557 shares of common stock in exchange for $2,565,202 of shareholder loans As of September 30, 2013, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $22,613. There is no balance due under these notes at September 30, 2013.

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

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by DKM Certified Public Accountants; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

	3.1	Articles of Incorporation

	3.2	By Laws

	9.1	Voting Agreement

	10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*)

	10.2	Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010. (**)

	10.3	Stephen L. Gurba, employment agreement

	10.4	Material Contracts
a. Firm Fixed-Price - W15QKN-11-A-0527 (BPA)
b. Firm Fixed-Price - W91CRB-08-R-0085
c. Firm Fixed-Price - W52P1J-06-D-0014
d. Firm Fixed-Price - W52P1J-09-D-0066
e. Firm Fixed-Price - N00164-12-D-J587
f. Distribution Agreement - Craigmore Machinery
i. Lease for Clearwater, Florida Facility
j. Lease for Sanford, Florida Facility (Terminated)
k. Lease for New Jersey Facility (Terminated)

	14.1	Code of Ethics

	21.1	List of Subsidiaries

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation

	101.DEF	XBRL Taxonomy Extension Definition

	101.LAB	XBRL Taxonomy Extension Labels

	101.PRE	XBRL Taxonomy Extension Presentation

	*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

	**	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2011, on January 13, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: January 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	January 13, 2015

Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti	January 13, 2015

Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen	January 13, 2015

William E. McMillen
Director

/s/ Craig Schnee	January 13, 2015

Craig Schnee
Director

/s/ David Shapiro	January 13, 2015

David Shapiro
Director