Form 10-K
period 2014-09-30
Bulova Technologies Group, Inc.
filed 2015-01-14
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

As of December 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Company was $146,190 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of December 31, 2014, the Company had 62,093,518 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Bulova Technologies Group, Inc. ("BLVT" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30. On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a private company that was under common control and began operations in Florida. The Company has three major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons herein after described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has evolved to become a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience. The Company’s headquarter facilities are in Tampa, Florida and its operating facilities were located in Mayo, Florida until the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, which included the facilities in Mayo. Commencing in July 2013, the Company opened offices in Branchburg, New Jersey and Sanford, Florida to facilitate its new commercial operations through Bulova Technologies Machinery LLC (“BTM”). As of September 2014, BTM relocated all of its operations to a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business, and to provide office space to its other facilities.

Bulova Technologies Machinery LLC – Formed in July of 2013, and co-located with the Company’s headquarters, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business. This wholly-owned subsidiary employs five people and operates from a new facility and showroom located in Clearwater, Florida. It imports industrial machine tools and related equipment from recognized international sources and continues to establish a Distributor/Dealer Network throughout the United States from which such equipment primarily will be sold.

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

Bulova Technologies Advanced Products LLC

Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue.

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

Bulova Technologies Ordnance Systems LLC. – Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts takes place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2010. (See Item 3 Legal Proceedings)

Segments

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

The divestiture and discontinuation of the operations of BT Manufacturing Company LLC and Bulova Technologies Ordnance Systems LLC represented substantially all our revenues and assets at that time. While such discontinuances were deemed in our best interest because of the related reduction of substantial debts and liabilities, there is no assurance that our continuing operations will be successful.

Government Contracts.

With the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, Ordnance has only one remaining DoD contract (the BPA) and at this time is not seeking additional work with DoD beyond that which may arise under the BPA. With regard to that BPA, the risk factors include:

The BPA’s orders are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall Department of Defense (DoD) spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). Previous to our de-emphasis upon DoD military product contracting, a significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate costs and performance on contracts, as well as accounting and general business practices of contractors. Based on the results of such audits, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts. We are currently involved, through Ordnance, in legal proceedings involving the termination of a DoD contract which took place in July 2010. (See Part 3, Legal Proceedings).

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which, previous to our de-emphasis upon DoD military product contracting, would have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Commencing with our January 1, 2009 acquisition of 3Si Holdings, Inc., we assumed certain amounts of indebtedness associated with the business operations acquired. Subsequently, we incurred additional debt with high interest rates that have hindered the Company financially. At September 30, 2014, we had approximately $1.6 million in aggregate principal amount of outstanding debt related to continuing operations.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Property

At September 30, 2014 the Company operated corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet. The Company also leased, on a month to month basis, an office in Frankfurt Germany to facilitate its European program, which has been terminated as of January 2015.

Commencing in July of 2013, Bulova Technologies Machinery LLC, leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey. As of September 2014, BTM relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business. This facility is leased for a period of 6 years at a rate of $13,500 per month.

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

Quarter Ending	High	Low

December 31, 2012	$0.1600	$0.0200
March 31, 2013	0.1200	0.0200
June 30, 2013	0.0800	0.0200
September 30, 2013	0.0400	0.0200

December 31, 2013	$0.0250	$0.0100
March 31, 2014	0.0500	0.0010
June 30, 2014	0.0148	0.0041
September 30, 2014	0.0360	0.0030

The closing bid price of our Common Stock on January 6, 2015, was $.012.

As of January 6, 2015, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee paying a dividend on our Common Stock in the fiscal year ended September 30, 2015.

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

Results of operations :

For the year ended September 30, 2014 compared to the year ended September 30, 2013.

Discontinued Operations

The Company is reporting results of operations of two discontinued operations for the years ended September 30, 2014 and 2013. The following summarizes these results by the two subsidiaries that have been discontinued.

BT Manufacturing Company LLC

The Company had no activity to report for this subsidiary for the year ended September 30, 2014, as the complete resolution of all outstanding items associated with the discontinuance of this subsidiary was accomplished by September 30, 2013. For the year ended September 30, 2013 the Company recognized a gain from discontinued operations of $1,309,424 in settling a guaranteed debt and accrued interest with a single payment of $625,000. This note balance had carried over after the disposition of all of the assets of BT Manufacturing Company LLC in 2011. The settlement of this debt is a troubled debt restructuring. The $625,000 payment was a complete and final settlement of the note balance including accrued interest. The Company negotiated this substantial discount, and has recognized a gain on the settlement of this debt. There have been no modifications to create any additional terms of payment and there are no remaining contingencies associated with this debt, or this subsidiary.

Bulova Technologies Ordnance Systems LLC

In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party. The purchaser performed certain contracts remaining in the name of Ordnance as a subcontractor for the balance of the year ended September 30, 2013 and for a portion of the year ended September 30, 2014. The effect was a very small gross profit as most of the contract revenues were passed through to the purchaser for fulfillment.

Revenue for the discontinued operations of Ordnance for the year ended September 30, 2014 of $1,580,488 is a decrease of $4,836,474 when compared to the revenue for the year ended September 30, 2013 of $6,416,962.

Cost of revenues for the discontinued operations of Ordnance for the year ended September 30, 2014 of $1,570,912 is a decrease of $3,923,981 when compared to the cost of revenue for the year ended September 30, 2013 of $5,494,893.

Gross profit for the discontinued operations of Ordnance for the year ended September 30, 2014 of $9,576 is a decrease of $912,493 when compared to the gross profit for the year ended September 30, 2013 of $922,069.

Operating expenses and interest for the discontinued operations of Ordnance for the year ended September 30, 2014 of $102,680 is a decrease of $663,418 when compared to operating expenses and interest for the year ended September 30, 2013 of $766,098.

Other income for the discontinued operations of Ordnance for the year ended September 30, 2014 of $4,451 represents a decrease of $6,195,232 as compared to $6,199,683 for the year ended September 30, 2013. This decrease is comprised primarily of the net gain on the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC to an unrelated party in the amount of $7,257,719 which occurred on October 24, 2012.

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2014 of $3,162,543 is an increase of $3,141,732 when compared to the revenue for the year ended September 30, 2013 of $20,811. This increase consists of $1,550,668 from Bulova Technologies Machinery’s first year of sales combined with $1,611,875 from sales of ammunition by Bulova Technologies (Europe). All of the revenue for the year ended September 30, 2013 was from the start of new commercial sales.

Cost of revenues for continuing operations for the year ended September 30, 2014 of $2,617,810 is an increase of $2,611,973 when compared to the cost of revenues for the year ended September 30, 2013 of $5,837.

Gross profit for continuing operations for the year ended September 30, 2014 of $544,733 is an increase of $529,759 when compared to the gross profit for the year ended September 30, 2013 of $14,974.

Selling and administrative expenses for continuing operations for the year ended September 30, 2014 of $3,408,144 is an increase of $1,096,928 when compared to selling and administrative expense for the year ended September 30, 2013 of $2,311,216.

Stock based compensation for continuing operations for the year ended September 30, 2014 of $342,749 is a decrease of $146,833 when compared to stock based compensation for the year ended September 30, 2013 of $489,582.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2014 of $109,172 is a decrease of $480,816 when compared to depreciation and amortization expense for the year ended September 30, 2013 of $589,988.

Interest expense for continuing operations for the year ended September 30, 2014 of $313,124 is an increase of $257,986 when compared to interest expense for the year ended September 30, 2013 of $74,961.

The Company’s net loss from continuing operations for the year ended September 30, 2014 of $3,672,156 is an increase of $1,151,571 when compared to the net loss from continuing operations for the year ended September 30, 2013 of $2,520,585.

Liquidity and capital resources:

As of September 30, 2014, the Company’s sources of liquidity were new debt and loans from shareholders.

As of September 30, 2014, we had $9,522 in cash and cash equivalents.

Cash flows used in operating activities by continuing operations was $3,177,909 for the year ended September 30, 2014. Cash flows used in operating activities by discontinued operations was $80,492.

Cash flows used in investing activities by continuing operations was $46,465 for the year ended September 30, 2014. There were no cash flows from investing activities by discontinued operations for the year ended September 30, 2014.

Cash flows from financing activities by continuing operations was $3,228,908 for the year ended September 30, 2014. Cash flows from financing activities by discontinued operations was $1,289.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2014, the Company had net operating loss carry forwards (NOLs) of approximately 12.4 million for federal income tax purposes that will begin to expire between the years of 2020 and 2033. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bulova Technologies Group, Inc.

We have audited the accompanying balance sheets of Bulova Technologies Group, Inc. as of September 30, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 10, 2015

PCAOB Registered
AICPA Member

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013

ASSETS

Cash and cash equivalents	$9,522	$84,191
Accounts receivable, net	353,951	6,004
Inventory	363,520	55,605
Other current assets	119,838	13,649
Current assets from discontinued operations	4,085	303,182

Total Current Assets	850,916	462,631

Fixed assets, net	65,302	34,436
Other assets	2,000	103,295
Non-current assets from discontinued operations	-	58,273
	$918,218	$658,635

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,119,870	$73,563
Accrued expenses and other current liabilities	364,298	561,879
Current portion of long term debt	398,184	1,617,852
Current liabilities from discontinued operations	1,812,632	2,136,576

Total current liabilities	3,694,984	4,389,870

Shareholder loans and accrued interest	21,830	(22,613)
Long term debt, net of current portion	4,238,215	-
Long term liabilities from discontinued operations	6,071,700	6,184,329
	14,026,729	10,551,586

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 4,000,000,000 issued and outstanding at September 30, 2014 and 2013	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares, 59,280,068 and 21,001,316 issued and outstanding at September 30, 2014 and 2013	59,280	21,001
Subscription receivable - warrants	(66,000)	(66,000)
Additional paid in Capital in excess of par	23,681,161	23,174,191
Retained earnings (deficit)	(36,822,952)	(33,062,143)
	(13,108,511)	(9,892,951)
	$918,218	$658,635

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013

Revenues	$3,162,543	$20,811
Cost of revenues	2,617,810	5,837
Gross profit	544,733	14,974

Selling and administrative expenses	3,408,144	2,311,216
Stock based compensation	342,749	489,582
Depreciation and amortization expense	109,172	589,988
Interest expense	313,124	74,961

Total expenses	4,173,189	3,465,747
Loss from operations	(3,628,456)	(3,450,773)

Other income (expense)
Other income (expense)	(43,700)	930,188

Income (loss) from continuing operations before income taxes	(3,672,156)	(2,520,585)

Income tax expense	-	-

Income (loss) from continuing operations	(3,672,156)	(2,520,585)
Income (loss) from discontinued operations, net of tax	(88,653)	7,665,078

Net income (loss)	$(3,760,809)	$5,144,493

Basic net income (loss) per share
Income (loss) from continuing operations	$(.099)	$(.15)
Income (loss) from discontinued operations	(.002)	.44
Net income (loss) per share	$(.101)	$.29

Diluted net income (loss) per share
Income (loss) from continuing operations	$(.099)	$(.06)
Income (loss) from discontinued operations	(.002)	.18
Net income (loss) per share	$(.101)	$.12

Weighted average shares outstanding
Basic	35,980,640	17,464,286
Diluted	35,980,640	43,110,597

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013

Cash flows from operating activities:
Net Income (Loss)	$(3,672,156)	$5,144,493
(Income) Loss from discontinued operations	(88,653)	(7,665,078)
Income (Loss) from continuing operations	(3,760,809)	(2,520,585)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	109,172	589,988
(Gain) Loss on sale of assets	1,098	-
Stock based payment for services	342,749	489,582
Changes in operating assets and liabilities
Accounts receivable	(347,947)	(6,004)
Inventory	(307,915)	(55,605)
Prepaid expenses and other assets	(77,968)	129
Accounts payable and accrued expenses	863,711	535,649

Net cash flows from operating activities – continuing operations	(3,177,909)	(966,846)
Net cash flows from operating activities – discontinued operations	(80,492)	1,076,904
Net cash flows from operating activities	(3,258,401)	110,058

Cash flows from investing activities:
Purchase of property and equipment	(46,465)	(12,585)
Net cash flows from investing activities – continuing operations	(46,465)	(12,585)
Net cash flows from investing activities – discontinued operations	-	1,743,550
Net cash flows from investing activities	(46,465)	1,730,965

Cash flows from financing activities
Increase (decrease) in shareholder loans	44,443	(469,136)
Increases in long term debt	3,131,598	1,644,044
Repayment of long term debt	(89,933)	(1,074,036)
Proceeds from sale of common shares	142,800	-
Proceeds from sale of preferred shares	-	20,000

Net cash flows from financing activities – continuing operations	3,228,908	120,872
Net cash flows from financing activities – discontinued operations	1,289	(1,877,490)
Net cash flows from financing activities	3,230,197	(1,756,618)

Increase (decrease) in cash and cash equivalents	(74,669)	84,405
Cash and cash equivalents, beginning	84,191	(214)

Cash and cash equivalents, ending	$9,522	$84,191
	$56,273	$10,964
Cash paid for interest
	$-	$-
Cash paid for taxes

Supplemental schedule of non-cash financing and investing activities:

●

On October 24, 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party and discontinued operations. At the closing of the sale, the buyer assumed approximately $5,000,000 of secured debt, and approximately $3,500,000 of secured debt was paid directly through the escrow account of the closing agent.

●	October 2012, the Company issued 754,038 common shares for services
●	October 2012, the Company issued 4,944,618 common shares as conversion of debt
●	November 2012, the Company issued 757,500 common shares for services
●	November 2012, the Company issued 915,150 common shares as conversion of debt
●	December 2012, the Company issued 496,250 common shares for services
●	January 2013, the Company issued 1,237,121 common shares as conversion of debt
●	January 2013, the Company issued 150,000 common shares associated with new debt
●	January 2013, the Company issued 205,000 common shares for services
●	February 2013, the Company issued 750,000 common shares as conversion of debt
●	February 2013, the Company issued 21,300,512 warrants associated with new debt
●	February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000
●	February 2013, the Company issued 5,365,000 warrants for services
●	June 2013, the Company issued 750,000 common shares as conversion of debt
●	July 2013, the Company issued 750,000 common shares in association with the extension of terms on existing debt
●	September 2013, the Company issued 1,000,000 common shares for services
●	September 2013, the Company issued 10,500,000 warrants associated with debt
●	October 2013, the Company issued 500 000 common shares for services
●	November 2013, the Company issued 625,000 common shares for services
●	February 2014, the Company issued 1,102,564 common shares in satisfaction of debt
●	February 2014, the Company issued 4,000,000 common shares for services
●	March 2014, the Company issued 2,356,472 common shares in satisfaction of debt
●	May 2014, the Company issued 3,231,118 common shares in satisfaction of debt
●	May 2014, the Company issued 1,100,000 warrants for services
●	June 2014, the Company issued 3,000,000 warrants for services
●	June 2014, the Company issued 4,255,534 common shares in satisfaction of debt
●	June 2014, the Company issued 1,000,000 common shares as part of a judgment settlement
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	August 2014, the Company issued 25,700,000 warrants for services
●	August 2014, the Company issued 1,700,000 common shares in satisfaction of debt
●	August 2014, the Company issued 2,500,000 common shares for services
●	August 2014, the Company issued 750,000 common shares for costs associated with settlement of debt
●	September 2014, the Company issued 10,187,500 warrants for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2012	2,000,000,000	$20,000	8,291,639	$8,292	$-	21,873,708	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			5,859,768	5,860		199,140		205,000
Issuance of convertible debt						31,500		31,500
Issuance of shares for services			2,007,788	2,008		155,674		157,682
Issuance of Warrants					(66,000)	66,000		-
Sale of Stock	2,000,000,000	20,000						20,000
Issuance of shares in satisfaction of debt			2,737,121	2,737		37,763		40,500
Issuance of shares for new debt			150,000	150		5,850		6,000
Issuance of shares for services			205,000	205		7,995		8,200
Issuance of Warrants associated with new debt						426,010		426,010
Issuance of Warrants for services						107,300		107,300
Issuance of shares associated with extension of debt			750,000	750		14,250		15,000
Issuance of shares for services			1,000,000	1,000		39,000		40,000
Issuance of Warrants						210,000		210,000
Net income for the year ended September 30, 2013							5,144,493	5,144,493
Balances, September 30, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(33,062,143)	$(9,892,951)
Issuance of shares for services			5,125,000	5,125		77,375		82,500
Issuance of shares in satisfaction of debt			3,459,036	3,459		11,041		14,500
Sale of common shares			12,000,000	12,000		130,800		142,800
Issuance of shares in satisfaction of debt			7,486,652	7,487		13,183		20,670
Issuance of shares for settlement			1,000,000	1,000		6,700		7,700
Issuance of shares in satisfaction of debt			5,958,064	5,958		10,872		16,830
Issuance of shares for services			3,250,000	3,250		14,750		18,000
Issuance of warrants						242,249		242,249
Net loss for the year ended September 30, 2014							(3,760,809)	(3,760,809)
Balances, September 30, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(36,822,952)	$(13,108,511)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

At September 30, 2014 the Company operated corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet. The Company also leases, on a month to month basis, an office in Frankfurt Germany to facilitate its European program.

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

The Company has three major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons herein after described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has evolved to become a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience.

 2.    Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2014 and 2013. All material intercompany transactions have been eliminated.

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

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from recognized international sources and establish a Distributor/Dealer Network throughout the United States and Canada.

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

Bulova Technologies Advanced Products LLC

Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue.

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

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts takes place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2010. (See Item 3 Legal Proceedings)

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014 and 2013, and the results of operations and cash flows for the years ended September 30, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through January 7, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and ammunition and commercial machine tool sales.  As the only income from government contracting for the year ended September 30, 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company has provided an allowance for doubtful accounts as of September 30, 2014 and 2013 of $200,000 and $0 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale.

The breakdown of inventory at September 30, 2014 and 2013 is as follows:

	September 30,	September 30,
	2014	2013
Finished goods	$351,460	$-
Materials and supplies	12,060	55,605

Total inventory of continuing operations	$363,520	$55,605

Fixed Assets

Fixed assets stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value.

Fixed assets are comprised of the following at September 30, 2014 and 2013

	As of September 30,
	2014	2013

Funiture and fixtures	$103,083	$117,580

	103,082	117,580
Less accumulated depreciation	(37,780)	(24,871)

Net fixed assets	$65,302	$92,709

Net fixed assets - continuing operations	$65,302	$34,436
Net fixed assets - discontinued operations	$-	$58,273

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses for the years ended September 30, 2014 and 2013 of $43,275 and $0 respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2014, there were 98,842,933 common stock equivalents that were anti-dilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

Going concern matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has sustained substantial losses, and has minimal assets. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Summarized operating results for discontinued operations is as follows:

	Year ended September 30, 2014			Year ended September 30, 2013
	Ordnance	BT Mfg	Totals	Ordnance	Bt Mfg	Totals

Revenue	1,580,488	-	1,580,488	6,416,962	-	6,416,962
Cost of Sales	(1,570,912)	-	(1,570,912)	(5,494,893)	-	(5,494,893)
Gross profit	9,576	-	9,576	922,069	-	922,069
Operating expenses and interest	(102,680)	-	(102,680)	(766,098)	-	(766,098)
Other income (expense)	4,451	-	4,451	(1,058,036)	1,309,424	251,388
Income (loss) from operations	(88,653)	-	(88,653)	(902,065)	1,309,424	407,359
Gain on disposal of discontinued operations	-	-	-	7,257,719	-	7,257,719
Income tax benefit	-	-	-		-	-
Income (loss) from discontinued operations, net of tax	(88,653)	-	(88,653)	6,355,654	1,309,424	7,665,078

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	As of September 30, 2014			As of September 30, 2013
	Ordnance	BT Mfg	Totals	Ordnance	BT Mfg	Totals

Cash	4,085		4,085	5,621		5,621
Accounts receivable	-	-	-	297,561	-	297,561
Inventory	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Total current assets from discontinued operations	4,085	-	4,085	303,182	-	303,182
Property plant and equipment - net	-	-	-	58,273	-	58,273
Other assets	-	-	-	-	-	-
Total assets from discontinued operations	4,085	-	4,085	361,455	-	361,455

Accounts payable and accrued expenses	543,690	-	543,690	932,718	-	932,718
Current portion of long-term debt	1,268,942	-	1,268,942	1,203,858	-	1,203,858
Provision for loss on disposal of business segment	-	-	-	-	-	-
Total current liabilities from discontinued operations	1,812,632	-	1,812,632	2,136,576	-	2,136,576
Deferred revenue - contract dispute	6,071,700	-	6,071,700	6,071,700	-	6,071,700
Long term debt, net of current portion	-	-	-	112,629	-	112,629
Total liabilities from discontinued operations	7,884,332	-	7,884,332	8,320,905	-	8,320,905

5.  Contract Dispute - Discontinued Operations

At September 30, 2014 and 2013, the Company has included in liabilities of discontinued operations, the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and consequently is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute. (See Item 3. Legal Proceedings)

6.  Long Term Debt

Long term debt consisted of the following at:

	September 30, 2014	September 30, 2013
Convertible Note payable to Asher Enterprises, Inc. dated July 16, 2012 in the original amount of $14,500, bearing interest at 8% with a maturity date of April 19, 2013.	-	14,500

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of June 30, 2014. Final payment due upon delivery	700,000	700,000

Convertible Note payable to Asher Enterprises, Inc. dated November 7, 2012 in the original amount of $37,500, bearing interest at 8% with a maturity date of August 9, 2013.	-	37,500

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	553,763	553,763

Note payable to an individual dated December 21, 2012 in the amount of $60,000, bearing interest at 8%, with a maturity date of February 1, 2013	-	60,000

Note payable to NFC III LLC dated February 25, 2013 in the amount of $400,000 bearing interest at 10%, with a maturity date of November 30, 2015	400,000	400,000

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	50,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	30,000	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	24,552	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	35,000	60,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	26,269	26,269

Note payable to Yellowstone Capital dated June 19, 2013 in the amount of $30,000 with no stipulated interest rate, payable through 80 daily payments of $500.	-	8,464

Revolving credit line payable to NFC III LLC bearing interest at 8%, with a maturity of November 30, 2015	813,819	560,819

Note payable to Ford Credit non-interest bearing payable at $904.34 monthly with a maturity date of September 14, 2018	-	54,261

Note payable to NFC III LLC dated September 30, 2013 bearing interest at 8% with a maturity of November 30, 2015	75,000	75,000

Note payable to an individual dated September 10, 2013, bearing interest at 8% with a maturity of November 30, 2015	125,000	75,000

Note payable to Shapiro Family Trust dated July 10, 2013, bearing interest at 8% with a maturity of November 30, 2015	150,000	100,000

Note payable to Craigmore Machinery Company dated August 15, 2013, bearing interest at 8% with a maturity of November 30, 2015	50,000	50,000

Note payable to Craigmore Machinery Company dated August 15, 2013 bearing interest at 8% with a maturity of November 30, 2015	49,212	49,212

Note payable to Craigmore Machinery Company dated September 1, 2013 bearing interest at 8% with a maturity of November 30, 2015	5,000	5,000

Note payable to Craigmore Machinery Company dated December 27, 2013 bearing interest at 8% with a maturity of November 30, 2015	20,000	-

Note payable to SIII Associates Limited Partnership dated November 8, 2013 with a maximum amount of $1,435,000 bearing interest at 8% with a maturity of November 30, 2015	1,341,755	-

Note payable to SV Associates Limited Partnership dated January 9, 2014 bearing interest at 8% with a maturity of November 30, 2015	41,000	-

Note payable to Craigmore Machinery Company dated January 9, 2014 bearing interest at 8% with a maturity of November 30, 2015	30,000	-

Note payable to an individual dated January 17, 2014 bearing interest at 8% with a maturity of November 30, 2015	8,000	-

Note payable to Craigmore Machinery Company dated January 24, 2014 bearing interest at 8% with a maturity of November 30, 2015	20,000	-

Note payable to Craigmore Machinery Company dated January 31, 2014 bearing interest at 8% with a maturity of November 30, 2015	8,000	-

Note payable to Tropico Equity Partners LLC dated February 3, 2014 bearing interest at 8% with a maturity of November 30, 2015	68,161	-

Note payable to Rachel E Shapiro Trust dated February 14, 2014 bearing interest at 6% with a maturity of November 30, 2015	51,500	-

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	200,000	-

Note payable to Banyan Capital Finance dated March 12, 2014 bearing interest at 8% with a maturity of November 30, 2015	23,000	-

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	11,220	-

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39	3,959	-

Note payable to Colleen Stacy Shapiro 2007 Trust, dated April 23, 2014 in the amount of $160,000, bearing interest at 6%, with a maturity of November 30, 2015	160,000	-

Subordinated Promissory Note payable to The Shapiro Family D1 Trust dated April 29, 2014 in the amount of $400,000, bearing interest at 6%, with a maturity of April 28,2017	400,000	-

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	67,286	-

Note payable to SIII Associates Limited Partnership dated May 8, 2014 in the amount of $100,000 bearing interest at 6% with a maturity of November 30, 2015	100,000	-

Note payable to Craigmore Machinery Company dated July 10,, 2014 bearing interest at 8% with a maturity of November 30, 2015	43,000	-

Note payable to Craigmore Machinery Company dated July 15, 2014 bearing interest at 8% with a maturity of November 30, 2015	75,000	-

Note payable to Craigmore Machinery Company dated August 12, 2014 bearing interest at 8% with a maturity of November 30, 2015	60,000	-

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	25,845	-

Note payable to NFC III LLC dated September 5, 2014 in the amount of $60,000 with a maturity date of November 30, 2015	60,000	-

	5,905,341	2,934,340
Less current portion pertaining to continuing operations	(398,184)	(1,617,852)
Less current portion pertaining to discontinued operations	(1,268,942)	(1,203,859)
Less long term portion associated with discontinued operations	-	(112,629)
	$4,238,215	$-

Principal maturities of long term debt for the next five years and thereafter as of September 30, 2014 are as follows:

Period ended September 30,
2015	$1,667,126
2016	3,793,541
2017	416,749
2018	17,431
2019	10,494
Thereafter	-
$5,905,341

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

The income tax provision consists of the following for the years ending September 30 2014 and 2013:

	9/30/2014	9/30/2013
Current
Federal	$-	$-
State	-	-

Deferred - Continuing Operations
Federal	-	-
State	-	-
	$-	$-

Deferred - Discontinued Operations
Federal	-	-
State	-	-
	$-	$-

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

As of September 30, 2014 the Company had federal net operating loss carry forwards of approximately $18,260,000 and Florida net operating loss carry forwards of approximately $13,663,000. The federal net operating loss carry forwards will expire in 2020 through 2033 and state net operating loss carry forwards that will expire in 2028 through 2034.

The components of deferred tax assets and liabilities as of September 30, 2014 and 2013 is as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carry forwards	$-	$6,876,840
Capital Loss Carry Over	-	657,342
Property & Equipment	-	(6,060)
Accrued Comp	-	495,799
Accrued Interest	-	112,792
Allowance - Doubtful Accounts	-	75,260
Accrued Expenses	-	187,589
Share based Compensation	-	2,760,707
Contract Settlement	-	2,284,781
	-	13,445,050

Valuation Allowance	-	(13,445,050)
Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-
Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-
Less: current net deferred tax asset (liability)	-	-

Net non-current deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2013	$8,384,416
September 30, 2014	13,445,050

Increase in valuation allowance	$5,060,634

The Company increased the valuation allowance by approximately $5,060,000 in the period ending September 30, 2014. The valuation allowance was increased to offset the increase in net operating loss carry over and changes to other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2014	9/30/2013

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2014, the tax returns for the Company for the years ending 2011 through 2013 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

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

At September 30, 2014 the Company operated corporate and administrative offices in a facility leased by Ordnance from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

The Company leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida on a month to month basis, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey for a period of two years, with two, two year options at the same rate. These two locations were to facilitate the commercial sales of Bulova Technologies Machinery LLC.

On August 27, 2014, Bulova Technologies Machinery LLC entered into a six year lease for a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida for $13,500 per month, and relocated all of its operations to this facility. This facility is leased from an entity controlled by shareholders of the Company.

The Company also leased on a month to month basis, an office in Frankfurt, Germany to facilitate its European program. This lease was terminated in January 2015.

Total rent expense for the year ended September 30, 2014, was approximately $411,178.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2013 are as follows:

Period ended September 30
2015	$424,056
2016	430,607
2017	437,322
2018	444,206
2019	451,261
Thereafter	2,887,918
$5,075,370

9. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of September 30, 2014, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $21,830.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2014, the Company had a balance of $778,932 included in accounts payable to Craigmore.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2014, the total amount outstanding under these related party notes is $4,177,448.

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

February 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

June 2013 – the Company issued 750,000 common shares of its common stock as conversion of debt

July 2013 – the Company issued 750,000 common shares in association with the extension of terms on existing debt

September 2013 – the Company issued 1,000,000 common shares for services

October 2013 – the Company issued 500,000 common shares for services

November 2013 – the Company issued 625,000 common shares for services

February 2014 – the Company issued 1,102,564 common shares as conversion of debt

February 2014 – the Company issued 4,000,000 common shares for services

March 2014 – the Company issued 2,356,472 common shares as conversion of debt

April 2014 – the Company issued 12,000,000 common shares for $142,800

May 2014 – the Company issued 3,231,118 common shares as conversion of debt

June 2014 – the Company issued 4,255,534 common shares as conversion of debt

June 2014 – the Company issued 1,000,000 common shares as part of a judgment settlement

July 2014 – the Company issued 4,258,064 common shares as conversion of debt

August 2014 – the Company issued 1,700,000 common shares as conversion of debt

August 2014 – the Company issued 2,500,000 common shares for services

September 2014 – the Company issued 750,000 common shares for services

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

11. Subsequent Events

Subsequent to September 30, 2014, the Company issued additional shares of its common stock as follows:

October 2014 – 10,000,000 warrants issued for services

November 2014 –1,500,000 shares issued for services

December 2014 – 1,313,450 shares issued as conversion of debt

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2014:

Name	Age	Office Held
Stephen L. Gurba	58	Chairman of the Board. Chief Executive Officer and President

Craig Schnee	65	Director, Secretary and General Counsel

William McMillen.	73	Director and Chief Financial Officer (2)(3)

C.W. Colburn III	51	Chief Financial Officer (1)(2)

Frank W. Barker, Jr.	59	Chief Financial Officer (1)

Lynn Shapiro	58	Director (4)

Michael J. Perfetti	56	Chief Financial Officer (3)

David Shapiro	37	Director (4)

(1)	On November 2, 2012, Frank W. Barker, Jr. resigned as Chief Financial Officer and C.W. Colburn III was appointed as new Chief Financial Officer as of that date.
(2)	On April 30, 2013, C.W. Colburn III resigned as Chief Financial Officer and William McMillen was appointed as new Chief Financial Officer as of that date.
(3)	On October 6, 2014 William McMillen resigned as Chief Financial Officer and Michael J. Perfetti was appointed as the new Chief Financial Officer as of that date.
(4)	Lynn Shapiro resigned as a Director as of August 4, 2014 and David Shapiro was named as a successor effective as of that date.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer. We have no other executive officers that received compensation in excess of $100,000 for the years ended September 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2013	$386,000	$-	$-	$-	$-	$-	$50,000	$436,000
Chief Executive Officer and President	2014	$386,000	$-	$-	$-	$-	$-	$50,000	$436,000

Craig S Schnee	2013	$98,398	$-	$-	$-	$-	$-	$-	$98,398
Secretary and General Counsel	2014	$82,223	$-	$-	$-	$-	$-	$-	$-

C.W. Colburn III	2013	$185,000	$-	$-	$-	$-	$-	$-	$185,000
Chief Financial Officer	2014	$-	$-	$-	$-	$-	$-	$-	$-

William E. McMilloen	2013	$-	$-	$-	$63,333	$-	$-	$-	$63,333
Chief Financial Officer	2014	$-	$-	$-	$-	$-	$-	$-	$-

		$1,137,621	$-	$-	$63,333	$-	$-	$100,000	$1,155,398

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2014

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
William McMillen	3,166,667	-	-	$0.02	8/31/23	-	$-	-	-
Craig Schnee	3,113,920	-	-	$0.02	2/27/23		$-	-	-

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
David Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a three year employment contract with the Company dated February 25, 2013 , providing for an annual salary of $386,000 and various fringe benefits, to include use of an automobile, corporate country club membership not to exceed $12,000 annually, and term life, disability and health insurance. He also is eligible for up to a $200,000 bonus annually based upon meeting certain sales and EBITDA goals. There was no bonus paid in 2014.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 59,280,068 shares of common stock and 4,000,000,000 shares of preferred stock issued and outstanding on September 30, 2014, as well as 98,842,983 warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Stephen L. and Evelyn Gurba (2)	2,001,230,000	48.13%
2409 N. Falkenburg Rd
Tampa, Fl 33619

Gary L. Shapiro (3)	839,961,702	20.20%
2R Judith's Fancy
Christiansted, USVI 00824

Harold J. Hoodwin (4)	600,000,000	14.43%
Houston, TX 77096

David Goose (5)	600,000,000	14.43%
189 Hammock Oak Circle
Debary, Fl 32713

William McMillen (6)	5,166,667	0.12%
22107 Martella Avenue
Boca Raton, Fl 33433

David R. Shapiro (7)	2,000,000	0.05%
1410 SE 53rd Avenue
Protland, OR 97215

All Officers and Directors as a group	2,008,396,667	48.30%
(3 Persons)

(1) Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and preferred stock currently exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants.

(2) – Includes 2,000,000,000 preferred shares and 1,230,000 common shares owned jointly with spouse

(3) – Includes 800,000,000 preferred shares owned by Fieldstone Associates LLC, an entity owned by Gary Shapiro, 6,000,000 common shares owned through individual retirement accounts of Gary Shapiro and his spouse, and 33,961,702 warrants owned through individual retirement accounts of Gary Schapiro and his spouse, exercisable until September 2024.

(4) – Includes 600,000,000 preferred shares

(5) – Includes 600,000,000 preferred shares

(6) – Includes 2,000,000 common shares owned through individual retirement accounts of William McMillen and his spouse and 3,166,667 warrants exercisable until August 2023.

(7) – Includes 2,000,000 common shares owned through individual retirement accounts of David Shapiro

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company had received loans from two (2) major shareholders, which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. As of September 30, 2014, the only remaining balance associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $21,830.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2014, the Company had a balance of $778,932 included in accounts payable to Craigmore.

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

2014	$
2013		$38,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0.00
2013	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0.00
2013	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0.00
2013	$0.00

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