Form 10-Q
period 2014-12-31
Bulova Technologies Group, Inc.
filed 2015-02-23
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015 the Company had 62,093,518 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	September 30,
	(unaudited)	2014
ASSETS

Cash and equivalents	$24,586	$9,522
Accounts receivable, net	97,406	353,951
Inventory	362,515	363,250
Other current assets	66,969	119,838
Current assets from discontinued operations	3,352	4,085

Total current assets	554,828	850,916

Fixed assets, net	82,216	65,302
Other assets	2,000	2,000
Non-current assets from discontinued operations	-	-

Total Assets	$639,044	$918,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$1,189,069	$1,119,870
Accrued expenses and other current liabilities	444,882	364,298
Current portion of long term debt	309,959	398,184
Current liabilities from discontinued operations	1,228,465	1,812,632

Total current liabilities	3,172,375	3,694,984

Shareholder loans	17,627	21,830
Long term debt, net of current portion	4,660,968	4,238,215
Long term liabilities from discontinued operations	6,855,671	6,071,700

Total liabilities	14,706,641	14,026,729

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at December 31, 2014 and September 30, 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 62,093,518 and 59,280,068 issued and outstanding at December 31, 2014 and September 30, 2014	62,093	59,280
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	23,730,117	23,681,161
Retained deficit	(37,833,807)	(36,822,952)

Total shareholders’ deficit	(14,067,597)	(13,108,511)

Total liabilities and shareholders’ equity	$639,044	$918,218

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Revenues	$474,906	$1,564,576
Cost of revenues	402,432	1,224,379

Gross profit	72,474	340,197

Selling and administrative expense	836,826	751,652
Stock based compensation	-	22,500
Depreciation and amortization expense	4,289	97,660
Interest expense	105,120	52,699

Total expenses	946,235	924,511

Income (loss) from operations	(873,761)	(584,314)

Other income (expense)
Other income	-	-

Income (loss) from continuing operations before income taxes	(873,761)	(584,314)

Income tax expense	-	-

Income (loss) from continuing operations	(873,761)	(584,314)
Income (loss) from discontinued operations, net of tax	(137,094)	(2,963)

Net Income (loss)	$(1,010,855)	$(587,277)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.02)	$(.03)
Income (loss) from discontinued operations	-	-
Net income (loss) per share	$(.02)	$(.03)

Weighted average shares outstanding, basic and diluted	60,248,273	21,827,403

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net Income (loss)	$(873,761)	$(584,314)
(Income) Loss from discontinued operations	(137,094)	(2,963)
Income (Loss) from continuing operations	(1,010,855)	(587,277)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,289	100,623
Stock based payment for services	-	22,500
Stock issued relative to debt restructure	25,500	-
Changes in operating assets and liabilities

Accounts receivable	256,545	122,884
Inventory	1,005	(624,074)
Prepaid expenses and other assets	52,869	4,454
Accounts payable and accrued expenses	149,783	202,719

Net cash flows from operating activities – continuing operations	(520,864)	(758,171)
Net cash flows from operating activities – discontinued operations	98,307	(754,221)
Net cash flows from operating activities	(422,557)	(1,512,392)

Cash flows from investing activities:
Acquisition of fixed assets	(34,235)	-
Disposal of fixed assets	13,032	-

Net cash flows from investing activities – continuing operations	(21,203)	-
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(21,203)	-

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	(4,203)	(138,817)
Increases in long term debt	442,035	1,646,688
Repayment of long term debt	(26,686)	-

Net cash flows from financing activities – continuing operations	411,146	1,507,871
Net cash flows from financing activities – discontinued operations	47,678	(11,177)
Net cash flows from financing activities	458,824	1,496,694

Increase (decrease) in cash and cash equivalents	15,064	(15,698)
Cash and cash equivalents, beginning	9,522	84,191

Cash and cash equivalents, ending	$24,586	$68,493

Cash paid for interest	$38,250	$1,326

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(36,822,952)	$(13,108,511)

Issuance of shares associated with debt			1,500,000	1,500		24,000		25,500

Issuance of shares in satisfaction of debt			1,313,450	1,313		24,956		26,269

Net loss for the three months ended December 31, 2014							(1,010,855)	(1,010,855)

Balances, December 31, 2014	4,000,000,000	$40,000	62,093,518	$62,093	$(66,000)	$23,730,117	$(37,833,807)	$(14,067,597)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
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

At December 31, 2014 the Company continues to operate corporate and administrative offices in a leased facility in Tampa, Florida, approximating 5,000 square feet. The Company also leases, on a month to month basis, an office in Frankfurt Germany to facilitate its European program.

Commencing in July of 2013, Bulova Technologies Machinery LLC, the Company’s newest subsidiary, leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey. As of December 31, 2014, BTM has relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business.

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

2.                     Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2014, has been derived from audited financial statements.

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

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts takes place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2010. (See Item 3 Legal Proceedings)

 In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2014 and September 30, 2014, and the results of operations and cash flows for the three months ended December 31, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through February 13, 2015 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and ammunition and commercial machine tool sales.  As the only income from government contracting for the three months ended December 31, 2014 and 2013 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

The breakdown of inventory at December 31, 2014 and September 30, 2014 is as follows:

	December 31,	September 30,
	2014	2014
Finished goods	$351,460	$351,460
Materials and supplies	11,055	12,060

Total inventory of continuing operations	$362,515	$363,520

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

Fixed assets are comprised of the following at December 31, 2014 and September 30, 2014

	December 31,	September 30,
	2014	2014

Funiture, fixtures and equipment	124,286	103,082

	124,286	103,082
Less accumulated depreciation	(42,070)	(37,780)

Net property, plant and equipment	$82,216	$65,302

Depreciation expense for the three months ended December 31, 2014 and 2013 was $4,289 and $5,953 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at December 31, 2014 and September 30, 2014 were $0 and $0, respectively.

Amortization of loan costs for the three months ended December 31, 2014 and 2013 was $0 and $94,670 respectively.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of Bulova Technologies Ordnance Systems LLC our government contracting seegment as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses for the three months ended December 31, 2014 and 2013 of $5,035 and $0 respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2014 there were 108,842,933 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

Going concern matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has sustained substantial losses, and has minimal assets. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern

3.    Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at December 31, 2014 and , 2013 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three months ended
	December 31,
	2014	2013

Revenue	$-	$725,520
Cost of Sales	-	(717,985)
Gross profit	-	7,535
Operating expenses and interest	(137,094)	(15,497)
Other income	-	5,000
Income (loss) from operations	(137,094)	(2,962)
Loss on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$(137,094)	$(2,962)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	As of December 31,
	2014	2013

Cash	$3,352	$3,626
Accounts receivable	-	99,095
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	3,352	102,721
Property plant and equipment - net	-	55,310
Other assets	-	-
Total assets from discontinued operations	$3,352	$158,031

Accounts payable and accrued expenses	$466,238	$178,496
Current portion of long-term debt	762,227	1,264,615
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,228,465	1,443,111
Deferred revenue - contract dispute	6,071,700	6,071,700
Long term debt, net of current portion	783,971	40,695
Total liabilities from discontinued operations	$8,084,136	$7,555,506

4.    Contract Dispute - Discontinued Operations

At December 31, 2014 and 2013, the Company has included in liabilities of discontinued operations, the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and consequently is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

5.    Long Term Debt

Long term debt consisted of the following at:

	December 31, 2014	September 30, 2014
Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of June 30, 2014. Final payment due upon delivery	700,000	700,000

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	-	553,763

Various promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	1,356,819	1,356,819

Various promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	1,341,755	1,341,755

Promissory note payable to SIII Associates Limited Partnership bearing interest at 6%. This note matures and all principal and interest is due and payable on February 1, 2016	100,000	100,000

Various promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	116,000	41,000

Various promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	403,712	360,212

Various promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	205,000	125,000

Promissory notes payable to Tropico Equity Partners LLC dated February 3, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on February 1, 2016	68,161	68,161

Promissory note payable to Tropico Management LP dated October 31, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on February 1, 2016	10,606	-

Various promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	180,000	-

Various promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	23,000	23,000

Promissory note payable to Colleen Stacy Shapiro 2007 Trust, dated April 23, 2014, bearing interest at 6%. This note matures and all principal and interest is due and payable on February 1, 2016	160,000	160,000

Promissory note payable to Colleen Stacy Shapiro 2007 Trust, dated November 4, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on February 1, 2016	20,000	-

Various promissory notes payable to Rachel E Shapiro Trust bearing interest at 6%. These notes mature and all principal and interest is due and payable on February 1, 2016	51,500	51,500

Various promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	150,000	150,000

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	46,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	-	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	-	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	30,000	35,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	-	26,269

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	200,000	200,000

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	-	11,220

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39	-	3,959

Subordinated Promissory Note payable to The Shapiro Family D1 Trust dated April 29, 2014 in the amount of $400,000, bearing interest at 6%, with a maturity of April 28,2017	400,000	400,000

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	67,286	67,286

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	10,068	25,845

Note payable to Cap Call, LLC dated November 18, 2014 in the amount of $35,000 with no stipulated interest rate payable through 100 daily payments of $497	27,290	-

Note payable to Complete Business Solutions Group dated October 10, 2014 in the amount of $63,000 with no stipulated interest rate payable through 100 daily payments of $850	34,937	-

Note payable to GovFunding, LLC dated October 8, 2014 in the amount of $783,971, bearing interest at 9%, payable through three consecutive series of twelve monthly payments of $2,563, $15,000 and $20,000 respectively, with the remaining balance due on the maturity date of July 15, 2017.	783,971	-

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744	31,020

	6,517,125	5,905,341
Less current portion pertaining to continuing operations	(309,959)	(398,184)
Less current portion pertaining to discontinued operations	(762,227)	(1,268,942)
Less long term portion associated with discontinued operations	(783,971)	-
	$4,660,968	$4,238,215

Principal maturities of long term debt for the next five years and thereafter as of December 31, 2014 are as follows:

Period ended December 31,

2015	$1,072,186

2016	4,353,635

2017	1,084,713

2018	6,591

2019	-

Thereafter	-

$6,517,125

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

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2014 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company's history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2014 the Company had federal net operating loss carry forwards of approximately $18,260,000 and Florida net operating loss carry forwards of approximately $13,663,000. The federal net operating loss carry forwards will expire in 2020 through 2033 and state net operating loss carry forwards that will expire in 2028 through 2034.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2014	9/30/2014

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

At December 31, 2014 the Company continues to operate corporate and administrative offices in a facility leased by Ordnance from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location is leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027.

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

Total rent expense for the three months ended December 31, 2014 and 2013, was approximately $112,600 and $80,088 respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2014 are as follows:

Period ended June 30,

2015	$425,664

2016	432,255

2017	439,012

2018	445,937

2019	453,035

Thereafter	2,786,359

$4,982,262

8.    Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of December 31, 2014, the only remaining debt associated with these notes is a balance due to Stephen L. Gurba and Evelyn R. Gurba in the amount of $17,627.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of December 31, 2014, the Company had a balance of $994,902 included in accounts payable to Craigmore.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of December 31, 2014, the total amount outstanding under these related party notes is $4,586,553.

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

November 2014, the Company issued 1,500,000 common shares in association with the extension of terms on existing debt

December 2014, the Company issued 1,313,450 common shares in satisfaction of debt

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

11.   Subsequent Events

In January 2015, the Company issued 1,000,000 warrants for services

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

1 .       Overview:

From January 1, 2009, Bulova Technologies Group, Inc. has operated in multiple business segments. Government Contracting was focused on the production and procurement of military articles for the US Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC. In October 2012, this segment was discontinued through the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, with any remaining assets and liabilities associated with that operation being segregated and reported as a discontinued operation. Contract Manufacturing included the production of cable assemblies and circuit boards accounted for through BT Manufacturing Company LLC, a wholly owned subsidiary that was discontinued and disposed of in March 2011. More recently, the Company has engaged in Commercial Sales that have included the brokering of Eastern European small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S. accounted for through Bulova Technologies (Europe) LLC, and the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC.

The Company has begun to evaluate the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience.

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

2 .       Results of operations:

For the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Continuing Operations

Revenue for continuing operations for the three months ended December 31, 2014 of $474,906 is a decrease of $1,089,670 when compared to the revenue for the three months ended December 31, 2013 of $1,564,576. This decrease is a result of not having any other sales during the three months ended December 31, 2014 other than those generated by Bulova Technologies Machinery.

Cost of revenues for continuing operations for the three months ended December 31, 2014 of $402,432 is a corresponding decrease of $821,947 when compared to the cost of revenues for the three months ended December 31, 2013 of $1,224,379.

Gross profit for continuing operations for the three months ended December 31, 2014 of $72,474 is a decrease of $267,723 when compared to the gross profit for the three months ended December 31, 2013 of $340,197.

Selling and administrative expenses for continuing operations for the three months ended December 31, 2014 of $836,826 is an increase of $85,174 when compared to selling and administrative expense for the three months ended December 31, 2013 of $751,652.

Stock based compensation for continuing operations for the three months ended December 31, 2014 of $0 is a decrease of $22,500 when compared to stock based compensation for the three months ended December 31, 2013 of $22,500.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended December 31, 2014 and 2013.

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

Ordnance did not have any revenue for the three months ended December 31, 2014 as compared to $725,520 for the three months ended December 31, 2013.

Ordnance did not incur any costs of revenues for the three months ended December 31, 2014 as compared to $717,985 for the three months ended December 31, 2013.

Ordnance did not realize any gross profit for the three months ended December 31, 2014 as compared to $7,535 for the three months ended December 31, 2013.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended December 31, 2014 of $137,094 is an increase of $121,597 when compared to operating expenses and interest for the three months ended December 31, 2013 of $15,497, and is primarily due to additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

3 .        Liquidity and capital resources:

As of December 31, 2014, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of December 31, 2014, we had $24,586 in cash and cash equivalents.  Cash flows used in operating activities was $422,557 for the three months ended December 31, 2014.

Cash flows used in investing activities was $21,203 for the three months ended December 31, 2014, Cash flows from financing activities were $458,824 for the three months ended December 31, 2014, and consisted primarily of new debt in the amount of $442,035.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

     DATED: February 23, 2015