Form 10-K/A
period 2013-09-30
Bulova Technologies Group, Inc.
filed 2015-04-28
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

This Amendment No. 2 provides additional disclosures to Amendment No. 1, filed January 14, 2015, which amended in its entirety the Bulova Technologies Group, Inc. Form 10-K for the year ended September 30, 2013, by including the reclassification of a discontinued operation, additional disclosures on legal matters and debt settlements, and the reversal of the recognition of a gain on a terminated contract.

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

These financial statements have been restated to reclassify the activity in a subsidiary as a discontinued operation and to reverse a change in estimate as described in Note 11.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 10, 2014 and April 23, 2015, with respect to the restatement

PCAOB Registered

AICPA Member

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013 (As Restated)	2012

ASSETS

Cash and cash equivalents	$84,191	$(214)
Accounts receivable	6,004	-
Inventory	55,605	-
Other current assets	13,649	20,403
Current assets from discontinued operations	303,182	1,193,164

Total Current Assets	462,631	1,213,353

Property, plant and equipment	34,436	31,493
Investments	-	-
Other assets	103,295	4,778
Non-current assets from discontinued operations	58,273	2,466,118

	$658,635	$3,715,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$73,563	$120,362
Accrued expenses and other current liabilities	561,879	212,775
Current portion of long term debt	1,617,852	1,035,087
Current liabilities from discontinued operations	2,136,576	11,251,185

Total current liabilities	4,389,870	12,619,409

Shareholder loans and accrued interest	(22,613)	185,195
Long term debt, net of current portion	-	-
Long term liabilities from discontinued operations	6,184,329	7,215,774

	10,551,586	20,020,378

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 2,000,000,000 issued and outstanding at September 30, 2013 and 2012	40,000	20,000
Common stock, $.001 par; authorized 500,000,000 shares, 21,001,316 and 8,291,639 issued and outstanding at September 30, 2013 and 2012	21,001	8,292
Subscription receivable - warrants	(66,000)	-
Additional paid in Capital in excess of par	23,174,191	21,873,708
Retained earnings (deficit)	(33,062,143)	(38,206,636)

	(9,892,951)	(16,304,636)

	$658,635	$3,715,742

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013 (As Restated)	2012

Revenues	$20,811	$-
Cost of revenues	5,837	-

Gross profit	14,974	-

Selling and administrative expenses	2,311,216	2,581,864
Stock based compensation	489,582	2,265,939
Depreciation and amortization expense	589,988	1,009,798
Interest expense	74,961	130,099

Total expenses	3,465,747	5,987,700

Loss from operations	(3,450,773)	(5,987,700)

Other income (expense)
Other income (expense)	930,188	(1,756,752)

Income (loss) from continuing operations before income taxes	(2,520,585)	(7,744,452)

Income tax expense	-	-

Income (loss) from continuing operations	(2,520,585)	(7,744,452)
Income (loss) from discontinued operations, net of tax	7,665,078	(1,358,716)

Net income (loss)	$5,144,493	$(9,103,168)

Basic net income (loss) per share
Income (loss) from continuing operations	$(.15)	$(1.70)
Income (loss) from discontinued operations	.44	(.30)
Net income (loss) per share	$.29	$(2.00)

Diluted net income (loss) per share
Income (loss) from continuing operations	$(.06)	$(1.70)
Income (loss) from discontinued operations	.18	(.30)
Net income (loss) per share	$.12	$(2.00)

Weighted average shares outstanding
Basic	17,464,286	4,550,081
Diluted	43,110,597	4,550,081

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013 (As Restated)	2012

Cash flows from operating activities:
Net Income (Loss)	$5,144,493	$(9,103,168)
(Income) Loss from discontinued operations	(7,665,078)	1,358,716
Income (Loss) from continuing operations	(2,520,585)	(7,744,452)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	589,988	1,009,798
Loss recognized on investments	-	1,746,857
(Gain ) Loss on sale of assets	-	9,897
Stock based payment for services	489,582	2,265,939
Changes in operating assets and liabilities
Accounts receivable	(6,004)	-
Inventory	(55,605)	-
Prepaid expenses and other assets	129	73,091
Accounts payable and accrued expenses	535,649	106,473

Net cash flows from operating activities – continuing operations	(966,846)	(2,532,397)
Net cash flows from operating activities – discontinued operations	1,076,904	59,344
Net cash flows from operating activities	110,058	(2,473,053)

Cash flows from investing activities:
Purchase of property and equipment	(12,585)	(1,000)
Net cash flows from investing activities – continuing operations	(12,585)	(1,000)
Net cash flows from investing activities – discontinued operations	1,743,550	43,943
Net cash flows from investing activities	1,730,965	42,943

Cash flows from financing activities
Repayment of Shareholder loans	(469,136)	(91,943)
Increases in long term debt	1,644,044	295,000
Repayment of long term debt	(1,074,036)	(17,661)
Proceeds from sale of preferred shares	20,000	-

Net cash flows from financing activities – continuing operations	120,872	185,396
Net cash flows from financing activities – discontinued operations	(1,877,490)	2,236,917
Net cash flows from financing activities	(1,756,618)	2,422,313

Increase (decrease) in cash and cash equivalents	84,405	(7,797)
Cash and cash equivalents, beginning	(214)	7,583169,499

Cash and cash equivalents, ending	$84,191	$(214)
Cash paid for interest	$10,964	$51,115
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2011, the Company issued 44,482 common shares issued as conversion of debt

●	October 2011, the Company issued 2,500 common shares for services

●	November 2011, the Company issued 51,342 common shares to various individuals

●	November 2011, the Company issued 26,765 common shares as conversion of debt

●	December 2011, the Company issued 64,158 common shares as conversion of debt

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

●	October 2012, the Company issued 754,038 common shares for services

●	October 2012, the Company issued 4,944,618 common shares as conversion of debt

●	November 2012, the Company issued 757,500 common shares for services

●	November 2012, the Company issued 915,150 common shares as conversion of debt

●	December 2012, the Company issued 496,250 common shares for services

●	January 2013, the Company issued 1,237,121 common shares as conversion of debt

●	January 2013, the Company issued 150,000 common shares associated with new debt

●	January 2013, the Company issued 205,000 common shares for services

●	February 2013, the Company issued 750,000 common shares as conversion of debt

●	February 2013, the Company issued 21,300,512 warrants associated with new debt

●	February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000

●	February 2013, the Company issued 5,365,000 warrants for services

●	June 2013, the Company issued 750,000 common shares as conversion of debt

●	July 2013, the Company issued 750,000 common shares in association with the extension of terms on existing debt

●	September 2013, the Company issued 1,000,000 common shares for services

●	September 2013, the Company issued 10,500,000 warrants associated with debt

See notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2011 – as previously stated	-	$-	438,138,975	$438,139	$-	$18,065,442	$(29,103,468)	$(10,599,887)
Adjustment to reflect reverse split of 1 for 200 common shares			(435,948,280)	(435,948)		435,948		-
Balances, September 30, 2011 – as restated	-	-	2,190,695	2,191		18,501,390	(29,103,468)	(10,599,887)
Issuance of shares for services	2,000,000,000	20,000	1,243,417	1,243		935,292		956,535
Issuance of shares without consideration in completion of a prior year transaction			45,037	45		(45)		-
Issuance of shares in satisfaction of debt			3,837,491	3,837		971,263		975,100
Issuance of convertible debt						142,380		142,380
Issuance of shares associated with new debt			1,025,000	1,025		1,001,475		1,002,500
Issuance of common stock warrants						366,904		366,904
Cancellation of previously authorized shares not issued			(50,000)	(50)		(44,950)		(45,000)
Net loss for the year ended September 30. 2012							(9,103,168)	(9,103,168)
Balances, September 30, 2012	2,000,000,000	$20,000	8,291,639	$8,292	$-	21,873,708	$(38,206,636)	$(16,304,636)
Issuance of shares in satisfaction of debt			5,859,768	5,860		199,140		205,000
Issuance of convertible debt						31,500		31,500
Issuance of shares for services			2,007,788	2,008		155,674		157,682
Issuance of Warrants					(66,000)	66,000		-
Sale of Stock	2,000,000,000	20,000						20,000
Issuance of shares in satisfaction of debt			2,737,121	2,737		37,763		40,500
Issuance of shares for new debt			150,000	150		5,850		6,000
Issuance of shares for services			205,000	205		7,995		8,200
Issuance of Warrants associated with new debt						426,010		426,010
Issuance of Warrants for services						107,300		107,300
Issuance of shares associated with extension of debt			750,000	750		14,250		15,000
Issuance of shares for services			1,000,000	1,000		39,000		40,000
Issuance of Warrants						210,000		210,000
Net income for the year ended September 30, 2013							5,144,493	5,144,493
Balances, September 30, 2013 (As Restated)	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(33,062,143)	$(9,892,951)

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

11. Restatement

These financial statements have been restated to include the reclassification of a discontinued operation, additional disclosures on legal matters and debt settlements, and the reversal of the recognition of a gain on a terminated contract as follows:

●

On October 24, 2012, Bulova Technologies Ordnance Systems LLC, (“BTOS”), a wholly-owned subsidiary of the Company, sold substantially all of its assets to an unrelated party. This transaction and all activities pertaining to the operations of BTOS were originally accounted for and presented as a part of continuing operations. The financial statements have been restated to reflect the accounting for the assets, liabilities and results of operations of BTOS as a discontinued operation for all periods presented. This restatement has had no effect on total assets, total liabilities, and shareholder’s deficit or net income (loss) for the periods presented.

●	This restatement includes enhanced disclosures relative to legal matters and debt settlements.

●

This restatement includes a correction of an error relative to recognition of a gain in the amount of $6,071,700 previously reported as income from a change in accounting estimate during the year ended September 30, 2013. This amount pertained to a dispute over a contract termination with the US Government, and the Company has determined that recognition of this amount as income should continue to be deferred pending the ultimate outcome of the dispute. This restatement had the effect of reducing net income and retained earnings, and increasing liabilities associated with discontinued operations by $6,071,700.

The following table illustrates the effect of the correction on each of the financial statement line items for the year ended September 30, 2013:

	As originally
	reported	Net Change	As Restated
Financial Statement Line Items
Long term liabilities from discontinued operations	$-	$6,071,700	$6,071,700
Retained earnings (deficit)	$(26,990,443)	$(6,071,700)	$(33,062,143)
Other income (expense)	$6,071,700	$(6,071,700)	$-

Earnings per share
Basic	$0.64	$(0.35)	$0.29
Diluted	$0.26	$(0.14)	$0.12

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

	3.1	Articles of Incorporation (***)

	3.2	By Laws (***)

	9.1	Voting Agreement (***)

	10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc. and the shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*)

	10.2	Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010. (**)

	10.3	Stephen L. Gurba, employment agreement (***)

	10.4	Material Contracts (***)
a. Firm Fixed-Price - W15QKN-11-A-0527 (BPA)
b. Firm Fixed-Price - W91CRB-08-R-0085
c. Firm Fixed-Price - W52P1J-06-D-0014
d. Firm Fixed-Price - W52P1J-09-D-0066
e. Firm Fixed-Price - N00164-12-D-J587
f. Distribution Agreement - Craigmore Machinery
i. Lease for Clearwater, Florida Facility
j. Lease for Sanford, Florida Facility (Terminated)
k. Lease for New Jersey Facility (Terminated)

	14.1	Code of Ethics (***)

	21.1	List of Subsidiaries (***)

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation

	101.DEF	XBRL Taxonomy Extension Definition

	101.LAB	XBRL Taxonomy Extension Labels

	101.PRE	XBRL Taxonomy Extension Presentation

	*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

	**	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2011, on January 13, 2012.

	***	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K/A for the year ended September 30, 2013, on January 14, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: April 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	April 27, 2015

Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti	April 27, 2015

Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen	April 27, 2015

William E. McMillen
Director

/s/ Craig Schnee	April 27, 2015

Craig Schnee
Director

/s/ David Shapiro	April 27, 2015

David Shapiro
Director