Form 10-Q
period 2015-03-31
Bulova Technologies Group, Inc.
filed 2015-05-20
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of May 15, 2015 the Company had 67,093,518 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	September 30,
	(unaudited)	2014
ASSETS

Cash and equivalents	$721,697	$9,522
Accounts receivable, net	268,256	353,951
Inventory	362,515	363,520
Other current assets	162,857	119,838
Current assets from discontinued operations	1,711	4,085

Total current assets	1,517,036	850,916

Fixed assets, net	81,320	65,302
Other assets	1,151,621	2,000
Non-current assets from discontinued operations	-	-

Total Assets	$2,749,977	$918,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$307,040	$1,119,870
Accrued expenses and other current liabilities	517,813	364,298
Current portion of long term debt	31,812	398,184
Current liabilities from discontinued operations	1,151,756	1,812,632

Total current liabilities	2,008,421	3,694,984

Shareholder loans	-	21,830
Long term debt, net of current portion	8,608,394	4,238,215
Long term liabilities from discontinued operations	6,071,700	6,071,700

Total liabilities	16,688,515	14,026,729

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at March 31, 2015 and September 30, 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 67,093,518 and 59,280,068 issued and outstanding at March 31, 2015 and September 30, 2014	67,093	59,280
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	26,056,578	23,681,161
Retained deficit	(40,036,209)	(36,822,952)

Total shareholders’ deficit	(13,938,538)	(13,108,511)

Total liabilities and shareholders’ equity	$2,749,977	$918,218

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	486,286	259,794	$961,192	$1,824,370
Cost of revenues	408,376	207,366	810,808	1,431,745

Gross profit	77,910	52,428	150,384	392,625

Selling and administrative expense	879,926	709,094	1,716,752	1,460,746
Stock based compensation	1,431,499	60,000	1,431,499	82,500
Depreciation and amortization expense	41,359	3,025	45,648	100,685
Interest expense	207,933	75,851	313,053	128,550

Total expenses	2,560,717	847,970	3,506,952	1,772,481

Income (loss) from operations	(2,482,807)	(795,542)	(3,356,568)	(1,379,856)

Other income (expense)
Other income	2,768	-	2,768	-

Income (loss) from continuing operations before income taxes	(2,480,039)	(795,542)	(3,353,800)	(1,379,856)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(2,480,039)	(795,542)	(3,353,800)	(1,379,856)
Income (loss) from discontinued operations, net of tax	277,637	(15,708)	140,543	(18,671)

Net Income (loss)	(2,202,402)	(811,250)	$(3,213,257)	$(1,398,527)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.04)	(.03)	$(.05)	$(.06)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$(.04)	$(.03)	$(.05)	$(.06)

Weighted average shares outstanding, basic and diluted	63,260,185	22,640,846	61,737,680	22,235,836

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Income (Loss) from continuing operations	$(3,353,800)	$(1,379,856)
Income (Loss) from discontinued operations	140,543	(18,671)
Net Income (loss)	(3,213,257)	(1,398,527)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,648	100,685
Stock based payment for services	1,431,499	82,500
Stock issued relative to debt restructure	25,500	-
Changes in operating assets and liabilities
Accounts receivable	85,695	(126,162)
Inventory	1,005	(775,918)
Prepaid expenses and other assets	(330,747)	(62,662)
Accounts payable and accrued expenses	(659,315)	(14,098)

Net cash flows from operating activities – continuing operations	(2,613,972)	(2,175,511)
Net cash flows from operating activities – discontinued operations	(356,713)	64,047
Net cash flows from operating activities	(2,970,685)	(2,111,464)

Cash flows from investing activities:
Acquisition of fixed assets	(41,920)	(1,283)
Disposal of fixed assets	13,032	-

Net cash flows from investing activities – continuing operations	(28,888)	(1,283)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(28,888)	(1,283)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	(127,632)	(42,801)
Increases in long term debt	4,544,635	2,221,978
Repayment of long term debt	(523,429)	(15,512)

Net cash flows from financing activities – continuing operations	3,893,574	2,163,665
Net cash flows from financing activities – discontinued operations	(181,826)	(112,629)
Net cash flows from financing activities	3,711,748	2,051,036

Increase (decrease) in cash and cash equivalents	712,175	(61,711)
Cash and cash equivalents, beginning	9,522	84,191

Cash and cash equivalents, ending	$721,697	$22,480
Cash paid for interest	$237,218	$3,213
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	March 2015, the Company issued 12,000,000 common stock warrants in association with obtaining new debt
●	March 2015, the Company issued 2,000,000 common stock warrants as a part of a debt settlement

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(36,822,952)	$(13,108,511)
Issuance of shares associated with debt			1,500,000	1,500		24,000		25,500
Issuance of shares in satisfaction of debt			1,313,450	1,313		24,956		26,269
Issuance of shares for services			5,000,000	5,000		340,000		345,000
Issuance of warrants associated with settlement of debt						119,963		119,963
Issuance of warrants associated with new debt						779,999		779,999
Issuance of warrants for services						1,086,499		1,086,499
Net loss for the six months ended March 31, 2015							(3,213,257)	(3,213,257)
Balances, March 31, 2015	4,000,000,000	$40,000	67,093,518	$67,093	$(66,000)	$26,056,578	$(40,036,209)	$(13,938,538)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014
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

Commencing in July of 2013, Bulova Technologies Machinery LLC leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey.  As of August 27, 2014, BTM terminated these leases and relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business.

At September 30, 2012, our former government manufacturing business was located on 261 acres owned by Ordnance in Mayo, Florida, where Ordnance operated a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators.  This property was sold in October 2012 when Ordnance sold substantially all of its assets and discontinued operations.

The Company now has three major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons hereinafter described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has evolved to become a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience.

2.         Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2014 has been derived from audited financial statements.

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

On January 1, 2009, the Company acquired the stock of 3Si Holdings, Inc. (“3Si”) a privately held Florida corporation controlled by the then majority stockholder of the Company in exchange for 40,000,000 shares of its common stock. The assets and operations of 3Si have been accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC (formerly Bulova Technologies Combat Systems LLC). In July of 2013, the Company formed Bulova Technologies Machinery LLC.

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from recognized international sources and establishes a Distributor/Dealer Network throughout the United States and Canada.

Bulova Technologies (Europe) LLC – co-located at the Company’s headquarters in Tampa, Florida, this wholly-owned subsidiary (“Europe”), employing three people, was engaged in several lines of related business, including the Mortar Exchange Program, the offsets program, the administration of the blanket purchase agreement awarded to Ordnance by the Government, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture together with the TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture would sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. Europe continues to administer the Ordnance BPA and broker the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S.

Bulova Technologies Compliance and Security LLC

Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of secured data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. The Company anticipates operations to commence in mid-2015.

Bulova Technologies Advanced Products LLC

Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue. The Company anticipates operations to commence in mid-2015.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a similar BPA which took place in July, 2010.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and September 30, 2014, and the results of operations and cash flows for the three and six months ended March 31, 2015 and 2014.

Subsequent Events

The Company has evaluated subsequent events through May 15, 2015 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and commercial sales.  As the only income from government contracting for the three and six months ended March 31, 2015 and 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At March 31, 2015 and September 30, 2014, the Company has provided an allowance for doubtful accounts of $200,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at March 31, 2015 and September 30, 2014 is as follows:

	March 31,	September 30,
	2015	2014
Finished goods	$351,460	$351,460
Materials and supplies	11,055	12,060

Total inventory of continuing operations	$362,515	$363,520

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

Fixed assets are comprised of the following at March 31, 2015 and September 30, 2014

	March 31,	September 30,
	2015	2014

Funiture, fixtures and equipment	130,443	103,082

	130,443	103,082
Less accumulated depreciation	(49,123)	(37,780)

Net property, plant and equipment	$81,320	$65,302

Depreciation expense for the six months ended March 31, 2015 and 2014 was $4,289 and $5,953 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at March 31, 2015 and September 30, 2014 were $1,147,221 and $0, respectively.

Amortization of loan costs for the six months ended March 31, 2015 and 2014 was $32,778 and $94,670 respectively.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of Bulova Technologies Ordnance Systems LLC our government contracting segment as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $5,048 for the six months ended March 31, 2015 as compared to $0 for the six months ended March 31, 2014.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2015 there were 129,342,933 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at March 31, 2015 and , 2014 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$-	$688,026	$-	$1,413,546
Cost of Sales	-	(685,986)	-	(1,403,971)
Gross profit	-	2,040	-	9,575
Operating expenses and interest	(120,511)	(17,748)	(257,605)	(33,246)
Other income	398,148	-	398,148	5,000
Income (loss) from operations	277,637	(15,708)	140,543	(18,671)
Income tax benefit	-	-	-	-
Income (loss) from discontinued operations, net of tax	$277,637	$(15,708)	$140,543	$(18,671)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31,	September 30,
	2015	2014

Cash	$1,711	$4,085
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	1,711	4,085
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$1,711	$4,085

Accounts payable and accrued expenses	$451,756	$543,690
Current portion of long-term debt	700,000	1,268,942
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,151,756	1,812,632
Deferred revenue - contract dispute	6,071,700	6,071,700
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$7,223,456	$7,884,332

4.       Contract Dispute - Discontinued Operations

At March 31, 2015 and 2014, the Company has included in liabilities of discontinued operations the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

5.        Long Term Debt

Long term debt consisted of the following at:

	March 31, 2015	September 30, 2014
Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of June 30, 2014. Final payment due upon delivery	700,000	700,000

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	-	553,763

Various promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	1,356,819	1,356,819

Various promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	1,341,755	1,341,755

Promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on November 30, 2020	100,000	100,000

Various promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	116,000	41,000

Various promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	403,712	360,212

Various promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on February 1, 2016	205,000	125,000

Promissory notes payable to Tropico Equity Partners LLC dated February 3, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on November 30, 2020	68,161	68,161

Promissory note payable to Tropico Management LP dated October 31, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on November 30, 2020	10,606	-

Various promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	180,000	-

Various promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	23,000	23,000

Promissory note payable to Colleen Stacy Shapiro 2007 Trust, dated April 23, 2014, bearing interest at 6%. This note matures and all principal and interest is due and payable on February 1, 2016	160,000	160,000

Promissory note payable to Colleen Stacy Shapiro 2007 Trust, dated November 4, 2014, bearing interest at 8%. This note matures and all principal and interest is due and payable on November 30, 2020	20,000	-

Various promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	51,500	51,500

Various promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on November 30, 2020	150,000	150,000

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	18,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	-	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	-	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	-	35,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	-	26,269

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	-	200,000

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	-	11,220

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39	-	3,959

Subordinated Promissory Note payable to The Shapiro Family D1 Trust dated April 29, 2014 in the amount of $400,000, bearing interest at 6%, with a maturity of November 30,2020	400,000	400,000

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	-	67,286

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	-	25,845

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744	29,740	-

Convertible promissory note payable to Richard Welkowitz, dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021.	4,000,000	-

Note payable to First insurance funding for an insurance finance agreement, payable in nine monthly installments of $985.	5,913	-

	9,340,206	5,905,341

Less current portion pertaining to continuing operations	(31,812)	(398,184)

Less current portion pertaining to discontinued operations	(700,000)	(1,268,942)

Less long term portion associated with discontinued operations	-	-

	$8,608,394	$4,238,215

Principal maturities of long term debt for the next five years and thereafter as of March 31, 2015 are as follows:

Period ended March 31,
2016	$731,812
2017	8,220
2018	8,555
2019	5,066
2020	-
Thereafter	8,586,553
$9,340,206

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

On January 1 2009 the Company acquired the stock of 3SI Holdings in exchange for shares of the Company's common stock. For income tax purposes this transaction has been treated as a tax free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carryovers. Because of the change in ownership of 3SI Holdings, the net operating loss carryovers will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	3/31/2015	9/30/2014

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

At March 31, 2015 the Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet.  The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

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

Total rent expense for the six months ended March 31, 2015 and 2014, was approximately $202,000 and $184,735 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of March 31, 2015 are as follows:

Period ended March 31,
2016	$162,000
2017	162,000
2018	162,000
2019	162,000
2020	162,000
Thereafter	79,200
$889,200

8.         Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of March 31, 2015, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $105,802, which amount is included in other assets.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of March 31, 2015, the Company had a balance of $171,157 included in accounts payable to Craigmore.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of March 31, 2015, the total amount outstanding under these related party notes is $4,586,553.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years.

9.        Stockholders’ Equity

Common Shares

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

March 2015, the Company issued 5,000,000 common shares for the benefit of Stephen L. Gurba.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2014	98,842,993	$0.02	8.6	$-
Granted / Vested	30,500,000	$0.02
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – March 31, 2015	129,342,993	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2014	98,842,993	$0.02	8.6	$-
Outstanding Exercisable – March 31, 2015	129,342,993	$0.02	8.8	$0.04

10.      Subsequent Events

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

1.        Overview:

From January 1, 2009, Bulova Technologies Group, Inc. operated in multiple business segments. Government Contracting was focused on the production and procurement of military articles for the US Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC. In October 2012, this segment was discontinued through the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, with any remaining assets and liabilities associated with that operation being segregated and reported as a discontinued operation. Contract Manufacturing included the production of cable assemblies and circuit boards accounted for through BT Manufacturing Company LLC, a wholly owned subsidiary that was discontinued and disposed of in March 2011. More recently, the Company engaged in Commercial Sales that have included the brokering of Eastern European small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S. accounted for through Bulova Technologies (Europe) LLC, and the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC.

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

2.        Results of operations:

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended March 31, 2015 and 2014.

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

Ordnance did not have any revenue for the three months ended March 31, 2015 as compared to $688,026 for the three months ended March 31, 2014.

Ordnance did not incur any costs of revenues for the three months ended March 31, 2015 as compared to $685,986 for the three months ended March 31, 2014.

Ordnance did not realize any gross profit for the three months ended March 31, 2015 as compared to $2,040 for the three months ended March 31, 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended March 31, 2015 of $120,511 is an increase of $102,763 when compared to operating expenses and interest for the three months ended March 31, 2014 of $17,748, and is primarily due to additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

Other income for the discontinued operations of Ordnance for the three months ended March 31, 2015 of $398,148 represents a negotiated gain on a settlement of debt. The Company settled principal and interest of $818,111 for a cash payment of $300,000 and the issuance of 2,000,000 warrants valued at $119,963. Ordnance did not have other income for the three months ended March 31, 2014.

Continuing Operations

Revenue for continuing operations for the three months ended March 31, 2015 of $486,286 is an increase of $226,492 when compared to the revenue for the three months ended March 31, 2014 of $259,794. This increase is a esult of increased other sales during the three months ended March 31, 2015by Bulova Technologies Machinery.

Cost of revenues for continuing operations for the three months ended March 31, 2015 of $408,376 is a corresponding increase of $201,010 when compared to the cost of revenues for the three months ended March 31, 2014 of $207,366.

Gross profit for continuing operations for the three months ended March 31, 2015 of $77,910 is an increase of $25,482 when compared to the gross profit for the three months ended March 31, 2014 of $52,428.

Selling and administrative expenses for continuing operations for the three months ended March 31, 2015 of $879,926 is an increase of $170,832 when compared to selling and administrative expense for the three months ended March 31, 2014 of $709,094.

Stock based compensation for continuing operations for the three months ended March 31, 2015 of $1,431,499 is an increase of $1,371,499 when compared to stock based compensation for the three months ended March 31, 2014 of $60,000. This increase is primarily due to the number of warrants issued during the quarter in facilitating the Company receiving a new $4,000,000 loan to finance operations.

Interest expense for continuing operations for the three months ended March 31, 2015 of $207,933 is an increase of $132,082 when compared to interest expense of $75,851 for the three months ended March 31, 2014. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations prior to obtaining the Company’s new $4,000,000 loan.

For the six months ended March 31, 2015 compared to the six months ended March 31, 2014.

Discontinued Operations

Ordnance did not have any revenue for the six months ended March 31, 2015 as compared to $1,413,546 for the six months ended March 31, 2014.

Ordnance did not incur any costs of revenues for the six months ended March 31, 2015 as compared to $1,403,971 for the six months ended March 31, 2014.

Ordnance did not realize any gross profit for the six months ended March 31, 2015 as compared to $9,575 for the six months ended March 31, 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the six months ended March 31, 2015 of $257,605 is an increase of $102,763 when compared to operating expenses and interest for the six months ended March 31, 2014 of $33,246, and is primarily due to additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

Other income for the discontinued operations of Ordnance for the six months ended March 31, 2015 of $398,148 represents a negotiated gain on a settlement of debt. The Company settled principal and interest of $818,111 for a cash payment of $300,000 and the issuance of 2,000,000 warrants valued at $119,963. Ordnance had $5,000 in other income for the six months ended March 31, 2014.

Continuing Operations

Revenue for continuing operations for the six months ended March 31, 2015 of $961,192 is a decrease of $863,178 when compared to the revenue for the six months ended March 31, 2014 of $1,824,370.  This decrease is a combination of an increase of approximately $485,000 in sales of industrial equipment by Bulova Technologies Machinery and no ammunition sales for the six months ended March 31, 2015 as compared to approximately 1,350,000 for the six months ended March 31, 2014.

Cost of revenues for continuing operations for the six months ended March 31, 2015 of $810,808 is a corresponding decrease of $620,937 when compared to the cost of revenues for the six months ended March 31, 2014 of $1,431,745.

Gross profit for continuing operations for the six months ended March 31, 2015 of $150,384 is a decrease of $242,241 when compared to the gross profit for the six months ended March 31, 2014 of $392,625.

Selling and administrative expenses for continuing operations for the six months ended March 31, 2015 of $1,716,752 is an increase of $256,006 when compared to selling and administrative expense for the six months ended March 31, 2014 of $1,460,746.

Stock based compensation for continuing operations for the six months ended March 31, 2015 of $1,431,499 is an increase of $1,348,999 when compared to stock based compensation for the six months ended March 31, 2014 of $82,500. This increase is primarily due to the number of warrants issued during the quarter in facilitating the Company receiving a new $4,000,000 loan to finance operations.

Interest expense for continuing operations for the six months ended March 31, 2015 of $313,053 is an increase of $184,503 when compared to interest expense of $128,550 for the six months ended March 31, 2014. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations prior to obtaining the Company’s new $4,000,000 loan.

3.         Liquidity and capital resources:

As of March 31, 2015, the Company’s sources of liquidity consisted of new debt as well as new sales.

As of March 31, 2015, we had $721,697 in cash and cash equivalents.

Cash flows used in operating activities was $2,970,685 for the six months ended March 31, 2015.

Cash flows used in investing activities was $28,888 for the six months ended March 31, 2015

Cash flows from financing activities were $3,711,748 for the six months ended March 31, 2015, and consisted primarily of new debt in the amount of $4,000,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company which could have a material effect on our future financial position or results of operations.

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. Concurrently, the Army demanded repayment of approximately $12,000,000 of payments provided previously to Ordnance under that contract. Ordnance appealed the termination on October 26, 2010. Ordnance challenged this decision before the Armed Services Board of Contract Appeals (“ASBCA”). In January 2014 a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. Based on this decision, which recognized both that the Army had improperly terminated a portion of the contract, converting that portion of the contract to a termination for convenience (which entitles Ordnance to payment of its termination costs by the Army) and implicitly that the Army had delayed unreasonably in supplying contractually-required documents to Ordnance. Ordnance submitted a termination for convenience claim in excess of $1,400,000 to the Army in April 2014 and a delay claim in excess of $3,200,000 in October 2014, the principle reason Ordnance has been maintained as a legal entity. The Army will likely pursue Ordnance for the balance (plus interest and penalties). The assets of Ordnance were sold at arms-length to an independent third party and virtually all of the proceeds distributed to secured and unsecured third party creditors. There can be no assurance that the Government will not seek to either reverse the sale of Ordnance’s assets or pursue Bulova Technologies Group as the parent corporation of Ordnance and, if such actions were successful, these actions could have a material adverse effect on Bulova Technologies Group.

In connection with the sale of substantially all of its assets to a third party in October 2012, Bulova Technologies Ordnance Systems LLC agreed to participate with the purchaser (the “Purchaser”) in the submission of a Novation Agreement to the U.S. Government in order to gain recognition by the U.S. Government of the transfer of certain Army and Navy contracts to the Purchaser. Bulova Technologies Ordnance Systems LLC completed its portion of the Novation Agreement in a timely way, but the Purchaser did not complete its portion of the Novation Agreement and submit it to the U.S. Government until April 2014. The U.S. Government refused to acknowledge the transfer of the three remaining, fixed-price uncompleted contracts in September 2014. Accordingly, while Ordnance has no facilities to perform these contracts, it remains liable for their performance and the Purchaser refused to perform without a novation of the contracts. In management’s opinion, these potential demands would not have any material adverse effect upon us because Ordnance, as a discontinued operation, has no assets to satisfy any such potential liabilities. However, there is no assurance that the Army or Navy will not pursue us as the parent Company of Ordnance, which actions, if successful, could have a material adverse effect upon us. In the judgment of management, based upon discussions with relevant Government officials, the denial by the Government of the transfer of the contracts was caused by the delay in submission of the Novation Agreement by Purchaser and, accordingly, Bulova Technologies Ordnance Systems LLC is exploring a cause of action against Purchaser for claims by the Army and Navy resulting from the terminations.

The four contracts discussed above were contracts W91CRB-09-C-0014, (awarded on January 9, 2011 (“Contract 1”)), W52P1J-06-D-0014 (awarded on May 5, 2006 (“Contract 2”)), and W52P1J-09-D-0066 (awarded on September 28, 2009 (“Contract 3”)), and N00164-12-D-JS87 (awarded on May 15, 2012 (“Contract 4”)).

The performance of Contract 1, involving the purchase by Ordnance of arms from Eastern European countries for importation into Afghanistan for friendly forces located there, was to take place between approximately July 2009 and January 2010, but was delayed, at least in part, due to the Government’s failure to produce proper documentation to permit performance by Ordnance. Monies were advanced by the Government, to be liquidated as weaponry was delivered. Ordnance delivered an amount of goods sufficient to liquidate a portion of the advances prior to termination, thus resulting in the Army’s demand for repayment referred to above, which amount is expected to be offset in part by the termination and delay claims filed by Ordnance. The termination provision contained in Contract 1 also permits the Army to claim excess re-procurement costs in buying replacement goods, but there is no evidence any such excess costs were incurred and the Army has, to date, claimed none.

The Army has terminated Contracts 2 and 3, which called for the delivery of Booby Trap Simulators with initial contract values of $13,495,520 and $5,310,565, respectively, during the period from May 2006 to approximately September 2014 as a result of the unwillingness of the Defense Contract Management Agency to recognize the novation of Contracts 2 and 3 to the purchaser of the assets of Ordnance. The termination provisions contained in Contract 2 and Contract 3 permit the Army to demand repayment of unliquidated advance payments and excess re-procurement fees, if any. No such demands have been made and Ordnance has received no advice that the simulators have been re-procured.

The Navy has advised it is considering terminating Contract 4, which originally called for the delivery of 11,085 Hand Held Signal Flares from May 2012 to approximately September 2014, as a result of the unwillingness of the Defense Contract Management Agency to recognize the novation of Contract 4 to the purchaser of the assets of Ordnance.

No monies were advanced to Ordnance under Contract 4. The termination provision contained in the contract would permit the Navy to demand repayment of excess re-procurement costs, if any. Ordnance has received no advice that the flares have been re-procured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

November 2014, the Company issued 1,500,000 common shares in association with the extension of terms on existing debt

December 2014, the Company issued 1,313,450 common shares in satisfaction of debt

March 2015, the Company issued 5,000,000 common shares for the benefit of Stephen L. Gurba.

Common Stock Warrants

For the six months ended March 31, 2015, the Company granted the following Common Stock Warrants, all fully vested and all with an exercise price of $.02 per share:

January 2015 – 1,000,000 - ten year common stock warrants for services.

February 2015 – 5,000,000 - ten year common stock warrants for services

March 2015 – 12,000,000 - ten year common stock warrants in conjunction with the issuance of a $4,000,000 convertible promissory note

March 2015 – 10,000,000 - ten year common stock warrants associated with term modifications and subordination of existing debt

March 2015 – 500,000 - ten year common stock warrants for services

March 2015 – 2,000,000 – five year common stock warrants in conjunction with a negotiated settlement of debt.

Item 6. Exhibits

(b)	Exhibits:

	10.1	Secured Convertible Note and Warrant Purchase Agreement dated February 6, 2015*

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Taxonomy Extension Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	previously filed with the Commission on April 17, 2015 as an exhibit to Form 8-K

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

DATED: May 20, 2015