Form 10-K/A
period 2014-09-30
Bulova Technologies Group, Inc.
filed 2015-07-21
CIK 317889

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

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

This Amendment No. 1 of Form 10-K for the year ended September 30, 2014, originally filed on January 14, 2015, is being filed to provide additional disclosures at “Item 3. Legal Proceedings”, pertaining to military contracts, to attach additional exhibits relative to those contracts, to provide additional disclosures relative to the Company’s involvement in small arms importation, brokerage and distribution, and to correct information previously presented in “Item 9A. Controls and Procedures”.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Bulova Technologies (Europe) LLC. Co-located at the Company’s headquarters in Clearwater, Florida, this wholly-owned subsidiary (“Europe”), employing three people, was engaged in several related business, including the Mortar Exchange Program, the offsets program, the administration of the BPA awarded to Ordnance, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture with TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture proposed to sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate, for a fee, commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. Europe continues to administer the Ordnance BPA, though the contractual obligations are Ordnances, and broker the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S. Europe entered the business of the commercial brokerage of small caliber ammunition in 2013 because of an increased U.S.-wide demand for such ammunitions combined with a lack of availability from U.S. manufacturers. Europe purchases such ammunition indirectly from Eastern European manufacturers located in Bosnia, Macedonia and Slovakia, through a non-related U.S. importer. Europe then re-sells it to both large, wholesale U.S. dealers in such ammunition and directly to small retail customers. Europe currently has no backlog of sales of such ammunition, selling only upon the funding of orders. As Europe does not directly import such ammunition, it is not subject to regulations otherwise pertaining to importation. The brokerage of small caliber ammunition is subject to a) a change in importation regulations which could affect adversely its sole importer’s ability to import ammunition, b) a disruption in business between Europe and its sole importer of ammunition, and c) a slackening of demand for such ammunition by U.S. customers. At this time Europe is unaware of any prospective changes to these conditions. We do not believe our pending disputes with the U.S. Army will impact the operations of Europe because it does not have contract relations with the DoD, the Army or any other related armed forces agencies. However, if the DoD or the U.S. Army were to ultimately prevail in any claims against us, as the parent of Europe, then Europe, as our subsidiary, may also be adversely affected.

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

There can be no assurance that regulations might not be adopted in the future which could affect either the ability of Europe to obtain imported ammunition or the price to Europe of such ammunition, in which case either Eastern European ammunition would become unavailable for import, or make such ammunition too costly to sell in the U.S.

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

Based upon that evaluation, and this amended Form 10-K, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, that occurred during the fourth quarter of the fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

3.1	Articles of Incorporation – Previously furnished with 10K A filed for the period ending September 30, 2013

3.2	By Laws – Previously furnished with 10K A filed for the period ending September 30, 2013.

9.1	Voting Agreement – Previously furnished with 10K A filed for the period ending September 30, 2013.

10.1	Acquisition and Exchange Agreement between Bulova Technologies Group, Inc and shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*) – Previously furnished with 10K A filed for the period ending September 30, 2013.

10.2	Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010. (**) – Previously furnished with 10K A filed for the period ending September 30, 2013.

10.3	Stephen L. Gurba employment agreement

10.4	Firm Fixed-Price Contract – W15QKN-11-A-0527 (BPA)

10.5	Firm Fixed-Price Contract – W91CRB-08-R-0085

10.6	Firm Fixed-Price Contract – W52P1J-06-D-0014

10.7	Firm Fixed-Price Contract – W52P1J-09-D-0066

10.8	Firm Fixed-Price Contract – N00164-12-D-J587

10.9	Distribution Agreement – between Craigmore Machinery and Bulova Technologies Machinery – Previously furnished with 10K A filed for the period ending September 30, 2013.

10.10	Lease for Clearwater, Florida Facility between Forty Ninth Street Real Estate LLC and Bulova Technologies Machinery. Previously furnished with 10K A filed for the period ending September 30, 2013.

10.11	Lease for Sanford, Florida Facility (Terminated) Previously furnished with 10K A filed for the period ending September 30, 2013.

10.12	Lease for New Jersey Facility (Terminated) Previously furnished with 10K A filed for the period ending September 30, 2013.

14.1	Code of Ethics – Previously furnished with 10K A filed for the period ending September 30, 2013.

21.1	List of Subsidiaries – Previously furnished with 10K A filed for the period ending September 30, 2013.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance (***)

101.SCH	XBRL Taxonomy Extension Schema (***)

101.CAL	XBRL Taxonomy Extension Calculation (***)

101.DEF	XBRL Taxonomy Extension Definition (***)

101.LAB	XBRL Taxonomy Extension Labels (***)

101.PRE	XBRL Taxonomy Extension Presentation (***)

*	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2009, on November 16, 2010.

**	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2011, on January 13, 2012.

***	Previously filed as Exhibit to, and incorporated by reference from, the Company’s Form 10K for the year ended September 30, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: July 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	July 20, 2015
Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti	July 20, 2015
Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen	July 20, 2015
William E. McMillen
Director

/s/ Craig Schnee	July 20, 2015
Craig Schnee
Director

/s/ David Shapiro	July 20, 2015
David Shapiro
Director