Form 10-Q
period 2015-06-30
Bulova Technologies Group, Inc.
filed 2015-08-19
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 the Company had 69,093,518 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	September 30,
	(unaudited)	2014
ASSETS

Cash and equivalents	$95,119	$9,522
Accounts receivable, net	163,296	353,951
Inventory	361,877	363,520
Other current assets	425,018	119,838
Current assets from discontinued operations	5	4,085

Total current assets	1,045,315	850,916

Fixed assets, net	79,185	65,302
Other assets	1,107,496	2,000
Non-current assets from discontinued operations	-	-

Total Assets	$2,231,996	$918,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$454,908	$1,119,870
Accrued expenses and other current liabilities	663,277	364,298
Current portion of long term debt	28,883	398,184
Current liabilities from discontinued operations	1,150,000	1,812,632

Total current liabilities	2,297,068	3,694,984

Shareholder loans	-	21,830
Long term debt, net of current portion	8,606,452	4,238,215
Long term liabilities from discontinued operations	6,071,700	6,071,700

Total liabilities	16,975,220	14,026,729

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at December 31, 2014 and September 30, 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 69,093,518 and 59,280,068 issued and outstanding at June 30, 2015 and September 30, 2014	69,093	59,280
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	26,196,378	23,681,161
Retained deficit	(40,982,695)	(36,822,952)

Total shareholders’ deficit	(14,743,224)	(13,108,511)

Total liabilities and shareholders’ equity	$2,231,996	$918,218

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	291,776	807,863	$1,252,968	$2,632,233
Cost of revenues	242,885	737,627	1,053,694	2,169,372

Gross profit	48,891	70,236	199,274	462,861

Selling and administrative expense	628,707	757,842	2,345,460	2,218,588
Stock based compensation	141,800	5,500	1,573,299	88,000
Depreciation and amortization expense	54,464	3,111	100,111	103,796
Interest expense	158,328	83,559	471,381	212,109

Total expenses	983,299	850,012	4,490,251	2,622,493

Income (loss) from operations	(934,408)	(779,776)	(4,290,977)	(2,159,632)

Other income (expense)
Other income	-	(43,700)	2,768	(43,700)

Income (loss) from continuing operations before income taxes	(934,408)	(823,476)	(4,288,209)	(2,203,332)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(934,408)	(823,476)	(4,288,209)	(2,203,332)
Income (loss) from discontinued operations, net of tax	(12,077)	(30,082)	128,466	(48,753)

Net Income (loss)	(946,485)	(853,558)	$(4,159,743)	$(2,252,085)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.01)	(.04)	$(.07)	$(.01)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$(.01)	$(.04)	$(.07)	$(.01)

Weighted average shares outstanding, basic and diluted	67,708,903	18,526,316	63,728,087	22,566,851

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Income (Loss) from continuing operations	$(4,288,209)	$(2,203,332)
Income (Loss) from discontinued operations	128,466	(48,753)
Net Income (loss)	(4,159,743)	(2,252,085)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,111	103,796
Stock based payment for services	1,573,299	88,000
Stock issued relative to debt restructure	25,500	-
Stock based settlement payment	-	7,700
Changes in operating assets and liabilities
Accounts receivable	190,655	(317,319)
Inventory	1,643	(295,855)
Prepaid expenses and other assets	(519,684)	173,487
Accounts payable and accrued expenses	(365,983)	82,227

Net cash flows from operating activities – continuing operations	(3,154,202)	(2,757,023)
Net cash flows from operating activities – discontinued operations	(356,763)	(70,059)
Net cash flows from operating activities	(3,510,965)	(2,827,082)

Cash flows from investing activities:
Acquisition of fixed assets	(45,082)	(1,283)
Disposal of fixed assets	13,032	-

Net cash flows from investing activities – continuing operations	(32,050)	(1,283)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(32,050)	(1,283)

Cash flows from financing activities:
Proceeds from sale of common shares	-	142,800
Increase (decrease) of Shareholder loans	(205,897)	2,431
Increases in long term debt	4,544,635	2,764,349
Repayment of long term debt	(528,300)	(69,938)

Net cash flows from financing activities – continuing operations	3,810,438	2,839,642
Net cash flows from financing activities – discontinued operations	(181,826)	-
Net cash flows from financing activities	3,628,612	2,839,642

Increase (decrease) in cash and cash equivalents	85,597	11,277
Cash and cash equivalents, beginning	9,522	84,191

Cash and cash equivalents, ending	$95,119	$95,468
Cash paid for interest	$307,590	$15,322
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	March 2015, the Company issued 12,000,000 common stock warrants in association with obtaining new debt
●	March 2015, the Company issued 2,000,000 common stock warrants as a part of a debt settlement
●	June 2015, the Company issued 2,000,000 common shares for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(36,822,952)	$(13,108,511)
Issuance of shares associated with debt			1,500,000	1,500		24,000		25,500
Issuance of shares in satisfaction of debt			1,313,450	1,313		24,956		26,269
Issuance of shares for services			5,000,000	5,000		340,000		345,000
Issuance of warrants associated with settlement of debt						119,963		119,963
Issuance of warrants associated with new debt						779,999		779,999
Issuance of shares for services			2,000,000	2,000		139,800		141,800
Issuance of warrants for services						1,086,499		1,086,499
Net loss for the nine months ended June 30, 2015							(4,159,743)	(4,159,743)
Balances, June 30, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,196,378	$(40,982,695)	$(14,743,224)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

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

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. The Company anticipates a mid-year launch of its financing activities.

Bulova Technologies (Europe) LLC – Co-located at the Company’s headquarters in Clearwater, Florida, this wholly-owned subsidiary (“Europe”), employing three people, was engaged in several lines of related business, including the Mortar Exchange Program, the offsets program, the administration of the blanket purchase agreement awarded to Ordnance by the Government, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture together with the TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture would sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. Europe continues to administer the Ordnance BPA and broker the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S.

Bulova Technologies Advanced Products LLC - Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue. The Company commenced operations in mid-2015 through two new subsidiaries, Bulova Technologies Healthcare Products LLC and Bulova Technologies Compliance and Security LLC.

Bulova Technologies Healthcare Products LLC - This subsidiary was formed in 2015 as the Company’s entrant into the health care field. This subsidiary has focused its attention initially on a technologically innovative and patented cast product for which it has certain U.S. distribution rights.

Bulova Technologies Compliance and Security LLC - Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of secured data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. The Company anticipates operations to commence in mid-2015.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015 and September 30, 2014, and the results of operations and cash flows for the three and nine months ended June 30, 2015 and 2014.

Subsequent Events

The Company has evaluated subsequent events through August 14, 2015 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company began operating in two business segments, government contracting and commercial sales.  As the only income from government contracting for the three and nine months ended June 30, 2015 and 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At June 30, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of June 30, 2015 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At June 30, 2015 and September 30, 2014, the Company has provided an allowance for doubtful accounts of $200,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at June 30, 2015 and September 30, 2014 is as follows:

	June 30,	September 30,
	2015	2014
Finished goods	$351,460	$351,460
Materials and supplies	10,417	12,060

Total inventory of continuing operations	$361,877	$363,520

Other current assets

Other current assets are comprised of the following at June 30, 2015 and September 30, 2014

	June 30, 2015	September 30, 2014

Prepaid expenses and deposits	$64,399	$119,838
Prepaid deposit on inventory	136,275	-
Advances to shareholder	184,067	-
Other receivable - joint venture	40,277	-

	$425,018	$119,838

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

Fixed assets are comprised of the following at June 30, 2015 and September 30, 2014

	June 30	September 30,
	2015	2014

Funiture, fixtures and equipment	133,606	103,082

	133,606	103,082
Less accumulated depreciation	(54,421)	(37,780)

Net property, plant and equipment	$79,185	$65,302

Depreciation expense for the nine months ended June 30, 2015 and 2014 was $18,167 and $18,015 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at June 30, 2015 and September 30, 2014 were $1,056,124 and $0 respectively.

Amortization of loan costs for the nine months ended June 30, 2015 and 2014 was $81,944 and $94,670 respectively.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $17,175 for the nine months ended June 30, 2015 as compared to $0 for the nine months ended June 30, 2014.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2015 there were 129,392,933 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at June 30, 2015 and , 2014 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$166,942	$-	$1,580,488
Cost of Sales	-	(166,941)	-	(1,570,912)
Gross profit	-	1	-	9,576
Operating expenses and interest	(12,077)	(29,534)	(269,682)	(62,780)
Other income	-	(549)	398,148	4,451
Income (loss) from operations	(12,077)	(30,082)	128,466	(48,753)
Income tax benefit	-	-	-	-
Income (loss) from discontinued operations, net of tax	$(12,077)	$(30,082)	$128,466	$(48,753)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30,	September 30,
	2015	2014

Cash	$5	$4,085
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	5	4,085
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$5	$4,085

Accounts payable and accrued expenses	$450,000	$543,690
Current portion of long-term debt	700,000	1,268,942
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,150,000	1,812,632
Deferred revenue - contract dispute	6,071,700	6,071,700
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$7,221,700	$7,884,332

4.  Contract Dispute - Discontinued Operations

At June 30, 2015 and September 30, 2014, the Company has included in liabilities of discontinued operations the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

5. Long Term Debt

Long term debt consisted of the following at:

	June 30, 2015	September 30, 2014
Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000 as of June 30, 2014. Final payment due upon delivery	700,000	700,000

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	-	553,763

Various subordinated convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various subordinated convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Subordinated convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various subordinated convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	116,000	41,000

Various subordinated convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	403,712	360,212

Various subordinated convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	125,000

Subordinated convertible promissory notes payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Subordinated convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	-

Various subordinated convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	-

Various subordinated convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Subordinated convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust, bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Subordinated convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust, bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	-

Various subordinated convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various subordinated convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	18,000	50,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	-	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	-	24,552

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	-	35,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	-	26,269

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	-	200,000

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	-	11,220

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39	-	3,959

Subordinated convertible promissory Note payable to The Shapiro Family D1 Trust in the amount of $400,000, bearing interest at 8%, with a maturity of March 31,2020	400,000	400,000

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	-	67,286

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	-	25,845

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744	27,797	-

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021.	4,000,000	-

Note payable to First insurance funding for an insurance finance agreement, payable in nine monthly installments of $985.	2,985	-

	9,335,335	5,905,341
Less current portion pertaining to continuing operations	(28,883)	(398,184)
Less current portion pertaining to discontinued operations	(700,000)	(1,268,942)
Less long term portion associated with discontinued operations	-	-
	$8,606,452	$4,238,215

Principal maturities of long term debt for the next five years and thereafter as of June 30, 2015 are as follows:

Period ended June 30,
2016	$728,883
2017	8,220
2018	8,555
2019	3,124
2020	-
Thereafter	8,586,553
$9,335,335

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2015	9/30/2014

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

At June 30, 2015 the Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet.  The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

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

Total rent expense for the nine months ended June 30, 2015 and 2014, was approximately $243,376 and $296,600 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of June 30, 2015 are as follows:

Period ended June 30,

2016	$162,000

2017	162,000

2018	162,000

2019	162,000

2020	162,000

Thereafter	38,250
$848,250

8. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of June 30, 2015, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $184,067, which amount is included in other current assets.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of June 30, 2015, the Company had a balance of $351,276 included in accounts payable to Craigmore.

Included within Long Term Debt are various convertible notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. Each of the notes bear interest at 8%, and have a maturity date of March 31, 2020. As of June 30, 2015, the total amount outstanding under these related party notes is $4,586,553. This debt may be converted into common stock of the Company at the following exchange rate; year 1; $.10/share, year 2; $.20/ share, year 3; $.30/share, year 4; $.40/share, year 5; $.50/share.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years

9. Stockholders’ Equity

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

June 2015, the Company issued 2,000,000 common shares for services

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the nine months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2014	98,842,993	$0.02	8.6	$-
Granted / Vested	30,500,000	$0.02
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – June 30, 2015	129,342,993	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2014	98,842,993	$0.02	8.6	$-
Outstanding Exercisable – June 30, 2015	129,342,993	$0.02	8.8	$0.04

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

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended June 30, 2015 and 2014.

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

Ordnance did not have any revenue for the three months ended June 30, 2015 as compared to $166,942 for the three months ended June 30, 2014.

Ordnance did not incur any costs of revenues for the three months ended June 30, 2015 as compared to $166,941 for the three months ended June 30, 2014.

Ordnance did not realize any gross profit for the three months ended June 30, 2015 as compared to $1 for the three months ended June 30, 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended June 30, 2015 of $12,077 is a decrease of $17,547 when compared to operating expenses and interest for the three months ended June 30, 2014 of $29,534, and is due primarily to a reduction in legal and professional fees associated administering certain contract disputes still pending.

Ordnance did not have other income for the three months ended June 30, 2015 as compared to a small loss of $549 for the three months ended June 30, 2014.

Continuing Operations

Revenue for continuing operations for the three months ended June 30, 2015 of $291,776 is a decrease of $516,087 when compared to the revenue for the three months ended June 30, 2014 of $807,863. This decrease is a result of fewer industrial machine sales coupled with no ammunition sales during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.

Cost of revenues for continuing operations for the three months ended June 30, 2015 of $242,885 is a corresponding decrease of $494,742 when compared to the cost of revenues for the three months ended June 30, 2014 of $737,627.

Gross profit for continuing operations for the three months ended June 30, 2015 of $48,891 is a decrease of $21,345 when compared to the gross profit for the three months ended June 30, 2014 of $70,236.

Selling and administrative expenses for continuing operations for the three months ended June 30, 2015 of $628,707 is a decrease of $129,135 when compared to selling and administrative expense for the three months ended June 30, 2014 of $757,842.

Stock based compensation for continuing operations for the three months ended June 30, 2015 of $141,800 is an increase of $136,300 when compared to stock based compensation for the three months ended June 30, 2014 of $5,500. This increase is primarily due to the issuance of 2,000,000 common shares in conjunction with a contract for advisory services.

Interest expense for continuing operations for the three months ended June 30, 2015 of $158,328 is an increase of $74,769 when compared to interest expense of $83,559 for the three months ended June 30, 2014. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations prior to obtaining the Company’s new $4,000,000 loan.

For the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.

Discontinued Operations

Ordnance did not have any revenue for the nine months ended June 30, 2015 as compared to $1,580,488 for the nine months ended June 30, 2014.

Ordnance did not incur any costs of revenues for the nine months ended June 30, 2015 as compared to $1,570,912 for the nine months ended June 30, 2014.

Ordnance did not realize any gross profit for the nine months ended June 30, 2015 as compared to $9,576 for the nine months ended June 30, 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the nine months ended June 30, 2015 of $269,682 is an increase of $206,902 when compared to operating expenses and interest for the nine months ended June 30, 2014 of $62,780, and is primarily due to additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

Other income for the discontinued operations of Ordnance for the nine months ended June 30, 2015 of $398,148 represents a negotiated gain on a settlement of debt. The Company settled principal and interest of $818,111 for a cash payment of $300,000 and the issuance of 2,000,000 warrants valued at $119,963. Ordnance had $4,451 in other income for the nine months ended June 30, 2014.

Continuing Operations

Revenue for continuing operations for the nine months ended June 30, 2015 of $1,252,968 is a decrease of $1,379,265 when compared to the revenue for the nine months ended June 30, 2014 of $2,632,233.  This decrease is a combination of an decrease of approximately $230,000 in sales of industrial equipment by Bulova Technologies Machinery and no ammunition sales for the nine months ended June 30, 2015 as compared to approximately 1,610,000 for the nine months ended June 30, 2014.

Cost of revenues for continuing operations for the nine months ended June 30, 2015 of $1,053,694 is a corresponding decrease of $1,115,678 when compared to the cost of revenues for the nine months ended June 30, 2014 of $2,169,372.

Gross profit for continuing operations for the nine months ended June 30, 2015 of $199,274 is a decrease of $263,587 when compared to the gross profit for the nine months ended June 30, 2014 of $462,861.

Selling and administrative expenses for continuing operations for the nine months ended June 30, 2015 of $2,345,460 is an increase of $126,872 when compared to selling and administrative expense for the nine months ended June 30, 2014 of $2,218,588.

Stock based compensation for continuing operations for the nine months ended June 30, 2015 of $1,573,299 is an increase of $1,485,299 when compared to stock based compensation for the nine months ended June 30, 2014 of $88,000. This increase is primarily due to the number of warrants issued during the quarter in facilitating the Company receiving a new $4,000,000 loan to finance operations.

Interest expense for continuing operations for the nine months ended June 30, 2015 of $471,381 is an increase of $259,272 when compared to interest expense of $212,109 for the nine months ended June 30, 2014. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations prior to obtaining the Company’s new $4,000,000 loan.

3.	Liquidity and capital resources:

As of June 30, 2015, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of June 30, 2015, we had $95,119 in cash and cash equivalents.

Cash flows used in operating activities was $3,510,965 for the nine months ended June 30, 2015.

Cash flows used in investing activities was $32,050 for the nine months ended June 30, 2015

Cash flows from financing activities were $3,628,612 for the nine months ended June 30, 2015, and consisted primarily of new debt in the amount of $4,000,000.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

June 2015, the Company issued 2,000,000 common shares for services

Common Stock Warrants

For the nine months ended March 31, 2015, the Company granted the following Common Stock Warrants, all fully vested and all with an exercise price of $.02 per share:

January 2015 – 1,000,000 - ten year common stock warrants for services.

February 2015 – 5,000,000 - then year common stock warrants for services

March 2015 – 12,000,000 - ten year common stock warrants in conjunction with the issuance of a $4,000,000 convertible promissory note

March 2015 – 10,000,000 - then year common stock warrants associated with term modifications of existing debt

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

DATED: August 19, 2015