Form 10-K
period 2015-09-30
Bulova Technologies Group, Inc.
filed 2016-01-13
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

As of March 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Company was $2,675,811 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of December 31, 2015, the Company had 74,168,518 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

As set forth in a Form 8-K filed on July 6, 2015, the Company’s independent auditors resigned on July 6, 2015. The reports of DKM Certified Public Accountants on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to the Company's ability to continue as a going concern.

On December 22, 2015, the Company received a letter from the Securities and Exchange Commission relative to a suspension of DKM Certified Public Accountants’ privilege of appearing or practicing before the Commission, which suspension was unrelated to DKM Certified Public Accountants’ work with the Company. As a consequence of this suspension, the Commission has stated that the Company may not include audit reports or consents from DKM Certified Public Accountants in our filings with the Commission on or after the date of suspension. As a result, the Company is required, and has since engaged our new auditor to re-audit the prior year’s consolidated financial statements for the year ended September 30, 2014.

As set forth in the Form 8-K filed on July 6, 2015, the Company has engaged a new auditor, but as a consequence of the Securities and Exchange Commission requirement to have the prior year audit redone, the Company has not been able to have the auditor complete the audit of the financial statements for both years ended September 30, 2015 and 2014 in a timely manner.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended September 30, 2015 and 2014 have not yet been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the audit is complete, the Company will file an amendment to this report which will include the independent auditors’ report on both years and the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Bulova Technologies Group, Inc. ("BTGI" or the "Company") was originally incorporated in Wyoming in 1979 as “Tyrex Oil Company”. During 2007, the Company divested itself of all assets and previous operations. During 2008, the Company filed for domestication to the State of Florida, and changed its name to Bulova Technologies Group, Inc. and changed its fiscal year from June 30 to September 30.

On January 1, 2009 the Company acquired the stock of 3Si Holdings, Inc. (“3Si”), a private company that was under common control and began operations in Florida. The assets and operations of 3Si at that time were accounted for in three operating subsidiaries, BT Manufacturing Company LLC, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC (formerly Bulova Technologies Combat Systems LLC). The Company has three major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons herein after described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has expanded its horizons by becoming a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience.

The Company’s headquarters consist of 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business, and to provide office space to its other subsidiary operations as follows:

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from recognized international sources and has established a Distributor/Dealer Network throughout the United States.

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. In August and September of 2015, the Company accomplished its first two finance activities through equipment leasing transactions.

Bulova Technologies (Europe) LLC – Co-located at the Company’s headquarters in Tampa, Florida, this wholly-owned subsidiary (“Europe”), employing three people, has been engaged in several lines of related business, including the Mortar Exchange Program, the offsets program, the administration of the blanket purchase agreement awarded to Ordnance by the Government, and the brokerage of commercial, small caliber ammunition. Pursuit of the Mortar Exchange Program, an offering made by a joint venture together with the TriGas Oil and Trade S.A. (a Swiss company) to NATO countries whereby the joint venture would sell new mortar rounds to such countries accepting, in partial payment, outdated mortar rounds for refurbishment, was halted during the course of the year so that Europe could concentrate on its commercial ammunition business. Similarly, pursuit of the offsets program, whereby the same joint venture partners offered to facilitate commercial entities in the U.S. with offsets (counter-purchases from friendly countries demanded by such countries in exchange for their purchases of U.S. made goods) was halted in 2013 for the same reason. The Ordnance BPA expired in October 2015.

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

Bulova Technologies Healthcare Products LLC -This subsidiary was formed in 2015 as the Company’s entrant into the health care field. This subsidiary has focused its attention initially on a technologically innovative and patented orthopedic cast product for human limbs.

Bulova Technologies Compliance and Security LLC - Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2015 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA expired in October 2015. Ordnance has not sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of an order under the BPA which took place in July, 2010.

Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company began to operate in two business segments, government contracting and commercial sales. As the only income from government contracting for the years ended September 30, 2015 and 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Government Contracts.

With the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, Ordnance had only one remaining DoD contract (the BPA, which expired in October 2015) and at this time is not seeking additional work with DoD.

In addition to contract cancellations and declines in agency budgets, any backlog in Government contracts and future financial results may be adversely affected by:

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

All U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

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

While the demand for small caliber commercial ammunition has been especially strong in the past 2-4 years in the U.S. and remains so, there can be no assurance that the market will continue to remain so. Without such demand, sales would drop precipitously. Similarly, should U.S. manufacturers increase production to a greater level and meet the increased U.S. demand, the import of Eastern European ammunition would also likely be affected adversely.

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

The markets for defense products, machine tool sales and brokerage of commercial ammunition are each highly competitive. We expect that the DoD’s continual adaptation to the needs driven by the instant wartime scenarios throughout the world, the military needs for products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Additionally, many of our competitors are larger than we are and have more financial and other resources than we have.

Our level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

Commencing with our January 1, 2009 acquisition of 3Si Holdings, Inc., we assumed certain amounts of indebtedness associated with the business operations acquired. Subsequently, we incurred additional debt with high interest rates that have hindered the Company financially. At September 30, 2015, we had approximately $8.3 million in aggregate principal amount of outstanding debt related to continuing operations.

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

As described above, the U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog, if any, could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Property

Commencing in July of 2013, Bulova Technologies Machinery LLC, the Company’s newest subsidiary, leased approximately 6,000 square feet of office, showroom and warehouse space in Sanford, Florida, and approximately 10,000 square feet of office, showroom and warehouse space in Branchburg, New Jersey. As of September 2015, BTM relocated all of its operations to a new facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida to facilitate commercial sales of its industrial machine tool business, as well as providing a central corporate office for all of its subsidiary operations. This facility is leased for a period of 6 years at a rate of $13,500 per month.

The Company also leases, on a month to month basis, an office in Frankfurt, Germany to facilitate its European opportunities.

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

Quarter Ending	High	Low

December 31, 2013	$0.0250	$0.0100
March 31, 2014	0.0500	0.0010
June 30, 2014	0.0148	0.0041
September 30,2014	0.0360	0.0030

December 31, 2014	$0.0345	$0.0100
March 31, 2015	0.1500	0.0120
June 30, 2015	0.1000	0.0117
September 30,2015	0.1550	0.0350

The closing bid price of our Common Stock on January 4, 2016, was $.064.

As of January 4, 2016, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

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

Overview:

Starting January 1, 2009, Bulova Technologies Group, Inc. had operations in two business segments. The Government Contracting segment is focused on the production and procurement of military articles for the US. Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC., and Bulova Technologies (Europe) LLC. The Contract Manufacturing segment, which the Company has exited, produced cable assemblies, circuit boards as well as complete systems, and was accounted for through BT Manufacturing Company, LLC, another of its wholly owned subsidiaries. In June of 2010, because of continuing losses in the contract manufacturing business segment, the Company announced management’s decision to market BT Manufacturing Company LLC for sale. During the quarter ended March 31, 2011, the Company accomplished this disposition. In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party and discontinued operations. For reporting purposes, the Company has identified the assets and liabilities of Bulova Technologies Ordnance Systems LLC as pertaining to discontinued operations and has segregated their operating results and presented them separately as discontinued operations for all periods presented. Commencing in July of 2013, the Company entered into the commercial sales segment, to include the commercial ammunition sales market place and the industrial machine tool business by, in the latter case, forming Bulova Technologies Machinery LLC.

Application of critical accounting policies:

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of operations :

For the year ended September 30, 2015 compared to the year ended September 30, 2014.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the years ended September 30, 2015 and 2014.

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

Ordnance did not have any revenue for the year ended September 30, 2015 as compared to $1,580,488 for the year ended September 30, 2014.

Ordnance did not incur any costs of revenues for the year ended September 30, 2015 as compared to $1,570,912 for the year ended September 30, 2014.

Ordnance did not realize any gross profit for the year ended September 30, 2015 as compared to $9,576 for the year ended September 30, 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the year ended September 30, 2015 of $276,622 is an increase of $173,942 when compared to operating expenses and interest for the year ended September 30, 2014 of $102,680, and is due primarily to legal costs, as well as additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

Other income for the discontinued operations of Ordnance for the year ended September 30, 2015 of $398,148 represents a negotiated gain on a settlement of debt. The Company settled principal and interest of $818,111 for a cash payment of $300,000 and the issuance of 2,000,000 warrants valued at $119,963. Ordnance had $4,451 in other income for the year ended September 30, 2014.

Continuing Operations

Revenue from continuing operations for the year ended September 30, 2015 of $1,753,573 is a decrease of $1,408,970 when compared to the revenue for the year ended September 30, 2014 of $ 3,162,543. This decrease is a combination of an increase of approximately $203,000 in sales of industrial equipment by Bulova Technologies Machinery offset by no ammunition sales for the year ended September 30, 2015 as compared to approximately $1,610,000 for the year ended September 30, 2014.

Cost of revenues for continuing operations for the year ended September 30, 2015 of $1,483,537 is a decrease of $1,134,273 when compared to the cost of revenues for the year ended September 30, 2014 of $2,617,810.

Gross profit for continuing operations for the year ended September 30, 2015 of $270,036 is a decrease of $274,697 when compared to the gross profit for the year ended September 30, 2015 of $544,733.

Selling and administrative expenses for continuing operations for the year ended September 30, 2015 of 2,983,202 is a decrease of $424,942 when compared to selling and administrative expense for the year ended September 30, 2014 of $3,308,144.

Stock based compensation for continuing operations for the year ended September 30, 2015 of $1,573,299 is an increase of $1,230,550 when compared to stock based compensation for the year ended September 30, 2014 of $342,749.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2015 of $74,747 is a decrease of $34,425 when compared to depreciation and amortization expense for the year ended September 30, 2014 of $109,172.

Interest expense for continuing operations for the year ended September 30, 2015 of $744,324 is an increase of $431,200 when compared to interest expense for the year ended September 30, 2014 of $313,124.

The Company’s net loss from continuing operations for the year ended September 30, 2015 of $5,384,201 is an increase of $1,712,045 when compared to the net loss from continuing operations for the year ended September 30, 2014 of $3,672,156.

Liquidity and capital resources:

As of September 30, 2015, the Company’s sources of liquidity were new debt and loans from related parties.

As of September 30, 2015, we had $70,347 in cash and cash equivalents.

Cash flows used in operating activities by continuing operations was $3,221,427 for the year ended September 30, 2015. Cash flows used in operating activities by discontinued operations was $356,758.

Cash flows used in investing activities by continuing operations was $117,788 for the year ended September 30, 2015. There were no cash flows from investing activities by discontinued operations for the year ended September 30, 2015.

Cash flows from financing activities by continuing operations were $3,925,592 for the year ended September 30, 2015. Cash flows used by financing activities by discontinued operations were $181,826.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2015, the Company had net operating loss carry forwards (NOLs) of approximately 21.8 million for federal income tax purposes that will begin to expire between the years of 2022 and 2035. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - unaudited

	September 30,
	2015	2014

ASSETS

Cash and cash equivalents	$70,347	$9,522
Accounts receivable	261,215	353,951
Inventory	259,591	363,520
Other current assets	348,548	119,838
Current assets from discontinued operations	-	4,085

Total Current Assets	939,701	850,916

Fixed assets, net	341,445	65,302
Other assets	368,792	2,000
Non-current assets from discontinued operations	-	-
	$1,649,938	$918,218

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$987,326	$1,119,870
Accrued expenses and other current liabilities	928,694	364,298
Current portion of long term debt	265,646	371,915
Current portion of notes payable – related parties	-	26,269
Current liabilities from discontinued operations	1,150,000	1,812,632

Total current liabilities	3,331,666	3,694,984

Shareholder loans	-	21,830
Long term debt, net of current portion	149,228	60,768
Notes payable – related parties, net of current portion	7,908,220	4,177,447
Long term liabilities from discontinued operations	6,071,700	6,071,700
	17,460,814	14,026,729

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 4,000,000,000 issued and outstanding at September 30, 2014 and 2013	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares, 69,093,518 and 59,280,068 issued and outstanding at September 30, 2015 and 2014	69,093	59,280
Subscription receivable - warrants	(66,000)	(66,000)
Additional paid in Capital in excess of par	26,231,658	23,681,161
Retained earnings (deficit)	(42,085,627)	(36,822,952)
	(15,810,876)	(13,108,511)
	$1,649,938	$918,218

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited

	Years Ended September 30,
	2015	2014

Revenues	$1,753,573	$3,162,543
Cost of revenues	1,483,537	2,617,810

Gross profit	270,036	544,733

Selling and administrative expenses	2,983,202	3,408,144
Stock based compensation	1,573,299	342,749
Depreciation and amortization expense	74,747	109,172
Interest expense	744,324	313,124

Total expenses	5,375,572	4,173,189

Loss from operations	(5,105,536)	(3,628,456)

Other income (expense)
Other income (expense)	(278,665)	(43,700)
Income (loss) from continuing operations before income taxes	(5,384,201)	(3,672,156)

Income tax expense	-	-

Income (loss) from continuing operations	(5,384,201)	(3,672,156)
Income (loss) from discontinued operations, net of tax	121,526	(88,653)

Net income (loss)	$(5,262,675)	$(3,760,809)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.083)	$(.102)
Income (loss) from discontinued operations	.002	(.002)
Net income (loss) per share	$(.081)	$(.104)

Weighted average shares outstanding, basic and diluted	65,080,470	35,980,640

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

	Years Ended September 30,
	2015	2014

Cash flows from operating activities:
Income (Loss) from continuing operations	$(5,384,201)	$(3,672,156)
Income (Loss) from discontinued operations	121,526	(88,653)
Net Income (Loss)	(5,262,675)	(3,760,809)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	74,747	109,172
Amortization of debt discount	93,646
(Gain ) Loss on disposal of assets	351,460	1,098
Stock based payment for services	1,573,299	342,749
Stock issued relative to debt restructure	25,500	-
Changes in operating assets and liabilities
Accounts receivable	92,736	(347,947)
Inventory	(247,531)	(307,915)
Prepaid expenses and other assets	(354,461)	(77,968)
Accounts payable and accrued expenses	431,852	863,711

Net cash flows from operating activities – continuing operations	(3,221,427)	(3,177,909)
Net cash flows from operating activities – discontinued operations	(356,758)	(80,492)
Net cash flows from operating activities	(3,578,185)	(3,258,401)

Cash flows from investing activities:
Acquisition of fixed assets	(117,788)	(46,465)
Disposal of fixed assets	13,032	-
Net cash flows from investing activities – continuing operations	(104,756)	(46,465)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(104,756)	(46,465)

Cash flows from financing activities
Proceeds from sale of common shares	-	142,800
Increase (decrease) of Shareholder loans	(267,270)	44,443
Increases in long term debt	283,500	4,249
Repayment of long term debt	(514,744)	(25,000)
Increases in notes payable – related parties	4,473,206	3,127,349
Repayment of notes payable – related parties	(49,100)	(64,933)

Net cash flows from financing activities – continuing operations	3,925,592	3,228,908
Net cash flows from financing activities – discontinued operations	(181,826)	1,289
Net cash flows from financing activities	3,743,766	3,230,197

Increase (decrease) in cash and cash equivalents	60,825	(74,669)
Cash and cash equivalents, beginning	9,522	84,191

Cash and cash equivalents, ending	$70,347	$9,522

Cash paid for interest	$93,425	$56,273

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2013, the Company issued 500 000 common shares for services
●	November 2013, the Company issued 625,000 common shares for services
●	February 2014, the Company issued 1,102,564 common shares in satisfaction of debt
●	February 2014, the Company issued 4,000,000 common shares for services
●	March 2014, the Company issued 2,356,472 common shares in satisfaction of debt
●	May 2014, the Company issued 3,231,118 common shares in satisfaction of debt
●	May 2014, the Company issued 1,100,000 warrants for services
●	June 2014, the Company issued 3,000,000 warrants for services
●	June 2014, the Company issued 4,255,534 common shares in satisfaction of debt
●	June 2014, the Company issued 1,000,000 common shares as part of a judgment settlement
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	August 2014, the Company issued 25,700,000 warrants for services
●	August 2014, the Company issued 1,700,000 common shares in satisfaction of debt
●	August 2014, the Company issued 2,500,000 common shares for services
●	August 2014, the Company issued 750,000 common shares for costs associated with settlement of debt
●	September 2014, the Company issued 10,187,500 warrants for services
●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	March 2015, the Company issued 12,000,000 common stock warrants in association with obtaining new debt
●	March 2015, the Company issued 2,000,000 common stock warrants as a part of a debt settlement
●	June 2015, the Company issued 2,000,000 common shares for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT - unaudited

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2013	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(33,062,143)	$(9,892,951)
Issuance of shares for services			5,125,000	5,125		77,375		82,500
Issuance of shares in satisfaction of debt			3,459,036	3,459		11,041		14,500
Sale of common shares			12,000,000	12,000		130,800		142,800
Issuance of shares in satisfaction of debt			7,486,652	7,487		13,183		20,670
Issuance of shares for settlement			1,000,000	1,000		6,700		7,700
Issuance of shares in satisfaction of debt			5,958,064	5,958		10,872		16,830
Issuance of shares for services			3,250,000	3,250		14,750		18,000
Issuance of warrants						242,249		242,249
Net loss for the year ended September 30, 2014							(3,760,809)	(3,660,809)
Balances, September 30, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(36,822,952)	$(13,108,511)
Issuance of shares associated with debt			1,500,000	1,500		24,000		25,500
Issuance of shares in satisfaction of debt			1,313,450	1,313		24,956		26,269
Issuance of shares for services			5,000,000	5,000		340,000		345,000
Issuance of warrants associated with new debt						119,963		119,963
Issuance of warrants associated with new debt						779,999		779,999
Issuance of shares for services			2,000,000	2,000		139,800		141,800
Issuance of warrants for services						1,086,499		1,086,499
Debt discount associated with convertible debt						35,280		35,280
Net loss for the year ended September 30, 2015							(5,262,675)	(5,262,675)
Balances, September 30, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,231,658	$(42,085,627)	$(15,810,876)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - unaudited

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

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

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2015 and 2014. All material intercompany transactions have been eliminated.

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

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. In August and September of 2015, the Company accomplished its first two finance activities through equipment leasing transactions.

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

Bulova Technologies Healthcare Products LLC -This subsidiary was formed in 2015 as the Company’s entrant into the health care field. This subsidiary has focused its attention initially on a technologically innovative and patented cast product for which it has certain U.S. distribution rights.

Bulova Technologies Compliance and Security LLC - Newly created, and co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2015 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. The Company anticipates operations to commence in mid-2016.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015 and 2014, and the results of operations and cash flows for the years ended September 30, 2015 and 2014.

Subsequent Events

The Company has evaluated subsequent events through January 4, 2016 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company now operates in two business segments, government contracting and ammunition and commercial machine tool sales. As the only income from government contracting for the years ended September 30, 2015 and 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At September 30, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2015 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At September 30, 2015 and 2014 the Company has provided an allowance for doubtful accounts of $211,412 and $200,000 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale.

The breakdown of inventory at September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
Finished goods	$253,195	$351,460
Materials and supplies	6,396	12,060

Total inventory of continuing operations	$259,591	$363,520

Other current assets

Other current assets are comprised of the following at September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Prepaid expenses and deposits	$103,108	$119,838
Advances to shareholder	245,440	-

	$348,548	$119,838

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

Fixed assets are comprised of the following at September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Funiture and fixtures	$407,113	$103,082

	407,113	103,082
Less accumulated depreciation	(65,668)	(37,780)

Net fixed assets	$341,445	$65,302

Net fixed assets - continuing operations	$341,445	$65,302
Net fixed assets - discontinued operations	$-	$-

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of BT Manufacturing Company LLC, our contract manufacturing segment and Bulova Technologies Ordnance Systems LLC, our government contracting segment as discontinued operations. The application of ASC 205-20 is discussed in Note 3 “Discontinued Operations”

Revenue Recognition

Sales revenue is generally recognized upon the shipment of product to customers or the acceptance by customers of the product. Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances were recognized. A significant portion of the Company’s revenue is generated under various fixed and variable price contracts as follows:

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $34,450 for the year ended September 30, 2015 as compared to $0 for the year ended September 30, 2014.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2015, there were 129,392,933 common stock equivalents that were anti-dilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

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

3. Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at September 30, 2015 and September 30, 2014 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Year Ended September 30,
	2015	2014

Revenue	$-	$1,580,488
Cost of Sales	-	(1,570,912)
Gross profit	-	9,576
Operating expenses and interest	(276,622)	(102,680)
Other income (expense)	398,148	4,451
Income (loss) from operations	121,526	(88,653)
Gain on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$121,526	$(88,653)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	As of September 30,
	2015	2014

Cash	$-	$4,085
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	4,085
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$4,085

Accounts payable and accrued expenses	$450,000	$543,690
Current portion of long-term debt	700,000	1,268,942
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,150,000	1,812,632
Deferred revenue - contract dispute	6,071,700	6,071,700
Total liabilities from discontinued operations	$7,221,700	$7,884,332

4.  Contract Dispute - Discontinued Operations

At September 30, 2015 and 2014, the Company has included in liabilities of discontinued operations the amount of $6,071,700 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

5. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2015	September 30, 2014

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019	-	67,286

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	18,000	50,000

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599	-	11,220

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39	-	3,959

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013	-	35,000

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014	-	200,000

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	-	25,845

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014.	-	553,763

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013.	-	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013	-	24,552

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000. Final payment due upon delivery	700,000	700,000

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744	25,791	-

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071	87,139	-

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536	48,568	-

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	18,819	-

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount of $28,300.	55,700	-

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020	160,857	-

	1,114,874	1,701,625
Less current portion pertaining to continuing operations	(265,646)	(371,915)
Less current portion pertaining to discontinued operations	(700,000)	(1,268,942)
Less long term portion associated with discontinued operations	-	-
	$149,228	$60,768

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended September 30,
2016	$965,646
2017	39,967
2018	42,711
2019	37,206
2020	29,344
Thereafter	-
$1,114,874

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	September 30, 2015	September 30, 2014

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	116,000	41,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	418,712	360,212

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	125,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	-

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	-

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	-

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	-	26,269

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $693,332.	3,306,667	-

	7,908,220	4,203,716
Less current portion pertaining to continuing operations	-	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$7,908,220	$4,203,716

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended September 30,
2016	$-
2017	-
2018	-
2019	-
2020	4,601,553
Thereafter	3,306,667
$7,908,220

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

The income tax provision consists of the following for the years ending September 30 2015 and 2014:

	9/30/2015	9/30/2014
Current
Federal	$-	$-
State	-	-

Deferred - Continuing Operations
Federal	-	-
State	-	-
	$-	$-

Deferred - Discontinued Operations
Federal	-	-
State	-	-
	$-	$-

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

As of September 30, 2015 the Company had federal net operating loss carry forwards of approximately $21,890,000 and Florida net operating loss carry forwards of approximately $17,295,000. The federal net operating loss carry forwards will expire in 2022 through 2035 and state net operating loss carry forwards that will expire in 2028 through 2035.

The components of deferred tax assets and liabilities as of September 30, 2015 and 2014 is as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carry forwards	$-	$8,243,778
Capital Loss Carry Over	-	657,342
Property & Equipment	-	(6,060)
Accrued Comp	-	225,780
Accrued interest	-	112,793
Allowance for doubtful accounts	-	79,554
Accrued expenses	-	187,589
Share based Compensation	-	3,352,739
Contract settlement	-	2,284,781
	-	15,138,296

Valuation Allowance	-	(15,138,296)
Net Deferred Tax Asset	$-	$-

Deferred tax (liabilities):
	-	-

Net Deferred Tax Liability	-	-

Net deferred tax asset (liability)	$-	$-
Less: current net deferred tax asset (liability)	-	-

Net non-current deferred tax asset (liability)	$-	$-

The change in the valuation allowance is as follow:

September 30, 2014	$13,445,050
September 30, 2015	15,138,296

Increase in valuation allowance	$1,693,246

The Company increased the valuation allowance by approximately $1,693,246 in the period ending September 30, 2015. The valuation allowance was decreased to offset the current year net operating loss carry over and other identified tax assets.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	9/30/2015	9/30/2014

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2015, the tax returns for the Company for the years ending 2011 through 2014 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

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

At September 30, 2015 the Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

On August 27, 2014, Bulova Technologies Machinery LLC entered into a six year lease for a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida for $13,500 per month, and relocated all of its operations to this facility. This facility is leased from an entity controlled by shareholders of the Company.

The Company has also leased on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the year ended September 30, 2015 and 2014, was approximately $298,467 and $243,376 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of September 30, 2015 are as follows:

Period ended September 30,
2016	$162,000
2017	162,000
2018	162,000
2019	162,000
2020	158,850
Thereafter	-
$806,850

9. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of September 30, 2015, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $245,440, which amount is included in other assets.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2015, the Company had a balance of $733,922 included in accounts payable to Craigmore.

Included within Notes payable – related parties are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2015, the total amount outstanding under these related party notes is $4,601,553.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the year ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2014	98,842,993	$0.02	8.6	$-
Granted / Vested	30,500,000	$0.02
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – September 30, 2015	129,342,993	$0.02	8.3	$0.04

Outstanding Exercisable – October 1, 2014	98,842,993	$0.02	8.6	$-
Outstanding Exercisable – September 30, 2015	129,342,993	$0.02	8.3	$0.04

11. Subsequent Events

Subsequent to September 30, 2015, the Company issued additional shares of its common stock as follows:

     October 2015 – 75,000 common shares issued upon exercise of warrants

     December 2015 – 5,000,000 common shares issued for the benefit of Stephen L. Gurba

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, that occurred during the fourth quarter of the fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2015:

Name	Age	Office Held
Stephen L. Gurba	59	Chairman of the Board. Chief Executive Officer and President

Craig Schnee	66	Director, Secretary and General Counsel

William McMillen.	74	Director and Chief Financial Officer (1)

Lynn Shapiro	58	Director (2)

Michael J. Perfetti	57	Chief Financial Officer (1)

David Shapiro	29	Director (2)

(1)	On October 6, 2014 William McMillen resigned as Chief Financial Officer and Michael J. Perfetti was appointed as the new Chief Financial Officer as of that date.
(2)	Lynn Shapiro resigned as a Director as of August 4, 2014 and David Shapiro was named as a successor effective as of that date.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer. We have no other executive officers that received compensation in excess of $100,000 for the years ended September 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2014	$386,000	$-	$-	$-	$-	$-	$50,000	$436,000
Chief Executive Officer and President	2015	$386,000	$-	$-	$-	$-	$-	$400,000	$786,000

Craig S Schnee	2014	$82,223	$-	$-	$-	$-	$-	$-	$82,223
Secretary and General Counsel	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000

Michael J. Perfetti	2014	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000

		$1,094,223	$-	$-	$-	$-	$-	$450,000	$1,544,223

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2015

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Stephen L. Gurba (1)	5,000,000	-	-	$0.02	2/5/25	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
Craig Schnee	3,113,920	-	-	$0.02	2/27/23	-	$-	-	-
William McMillen	3,166,667	-	-	$0.02	8/31/23	-	$-	-	-
Lynn Shapiro	3,961,702	-	-	$0.02	2/27/23	-	$-	-	-

(1) - includes 5,000,000 warrants owned by his spouse

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
David Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a three year employment contract with the Company dated February 25, 2013 , providing for an annual salary of $386,000 and various fringe benefits, to include use of an automobile, corporate country club membership not to exceed $12,000 annually, and term life, disability and health insurance. He also is eligible for up to a $200,000 bonus annually based upon meeting certain sales and EBITDA goals. There was no bonus paid during the years ended September 30, 2015 and 2014.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 69,093,518 shares of common stock and 4,000,000,000 shares of preferred stock issued and outstanding on September 30, 2015, as well as 129,342,993 warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Stephen L. and Evelyn Gurba (2)	2,006,230,000	47.79%
12645 49th Street North
Clearwater, Fl 33762

Gary L. Shapiro (3)	852,295,036	20.30%
2R Judiths Fancy
Christiansted, USVI 00824

Harold J. Hoodwin (4)	600,500,000	14.30%
Houston, TX 77096

David Goose (5)	601,500,000	14.33%
189 Hammock Oak Circle
Debary, Fl 32713

William McMillen (6)	5,166,667	0.12%
22107 Martella Avenue
Boca Raton, Fl 33433

David Shapiro (7)	2,000,000	0.05%
1410 SE 53rd Avenue
Portland, OR 97215

Craig Schnee (8)	6,613,920	0.16%
12645 49th Street North
Clearwater, Fl 33762

Michael J Perfetti (9)	2,500,000	0.06%
1035 Eniswood Parkway
Palm Harbor, Fl 34683

All Officers and Directors as a group	2,022,510,587	48.17%

(1)

Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and preferred stock currently exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants..

(2)	Includes 2,000,000,000 preferred shares and 1,230,000 common shares owned jointly with his spouse and 5,000,000 warrants owned by his spouse exercisable until February 2025.
(3)

Includes 800,000,000 preferred shares owned by Fieldstone Associates LLC, an entity owned by Gary Shapiro, 6,000,000 common shares owned through individual retirement accounts of Gary Shapiro and his spouse and 43,295,036 warrants owned through individual retirement accounts of Gary Shapiro and his spouse, exercisable until March 2025

(4)	Includes 600,000,000 preferred shares and 1,500,000 warrants exercisable until
(5)	Includes 600,000,000 preferred shares and 500,000 warrants exercisable until
(6)	Includes 2,000,000 common shares owned through individual through individual retirement accounts of William McMillen and his spouse and 3,166,667 warrants exercisable until August 2023.
(7)	Includes 2,000,000 common shares owned through individual retirement accounts of David Shapiro
(8)	Includes 3,000,000 common shares and 3,613,920 warrants exercisable until
(9)	Includes 2,500,000 common shares

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company had received loans from two (2) major shareholders, which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. As of September 30, 2015, the only remaining balance associated with these notes is a balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $245,440.

Item 14. Principal Accountant Fees and Services

As of July 6, 2015, the firm of DKM Certified Public Accountants resigned as our independent public accountant. As of July 6, 2015, we have engaged the firm of Stevenson & Company CPAs LLC of Tampa, Florida as our independent public accountant. On December 22, 2015, we received a letter from the Securities and Exchange Commission referencing a suspension of DKM Certified Public Accountants from practicing before the Commission. The effect of this action requires us to re-audit the prior year. Therefore, we have modified our engagement with Stevenson & Company CPAs LLC to include both years ended September 30, 2015 and 2014.

(1) Audit Fees

 The aggregate fees billed for each of the last two fiscal years for professional services to be rendered by our new audit firm; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$28,000
2014	$19,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0.00
2014	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0.00
2014	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0.00
2014	$0.00

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

DATED: January 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba
January 13, 2016
Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti
January 13, 2016
Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen
January 13, 2016
William E. McMillen
Director

/s/ Craig Schnee
January 13, 2016
Craig Schnee
Director

/s/ David Shapiro
January 13, 2016
David Shapiro
Director