Form 10-Q
period 2015-12-31
Bulova Technologies Group, Inc.
filed 2016-02-23
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 22, 2016 the Company had 79,268,518 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

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

As set forth in the Form 8-K filed on July 6, 2015, the Company has engaged a new auditor, but as a consequence of the Securities and Exchange Commission requirement to have the prior year audit redone, the Company has not been able to have the auditor complete the audit of the financial statements for both years ended September 30, 2015 and 2014 in a timely manner, and consequently this delay has prohibited the timely filing of this Form 10Q for the three months ended December 31, 2015.

When the audits are complete, and the corresponding amended Form 10K/A for the years ended September 30, 2015 and 2014 have been filed, the Company will file an amendment to this Form 10Q which will include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS

Cash and equivalents	$23,158	$70,347
Accounts receivable, net	287,950	261,215
Inventory	751,654	259,591
Other current assets	75,969	148,548
Current assets from discontinued operations	-	-

Total current assets	1,138,731	739,701

Fixed assets, net	327,403	341,445
Other assets	13,215	13,237
Non-current assets from discontinued operations	-	-

Total Assets	$1,479,349	$1,094,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$266,476	$281,380
Accounts payable – related parties	1,088,191	733,922
Accrued expenses and other current liabilities	117,177	71,207
Accrued expenses and other current liabilities – related parties	1,047,963	810,536
Current portion of long term debt	259,803	265,646
Current portion of notes payable – related parties	-	-
Current liabilities from discontinued operations	1,150,000	1,150,000

Total current liabilities	3,929,610	3,312,691

Shareholder loans	119,880	-
Long term debt, net of current portion	240,691	149,228
Notes payable – related parties, net of current portion	8,134,221	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	23,224,402	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at December 31, 2014 and September 30, 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 74,168,518 and 69,093,518 issued and outstanding at December 31, 2015 and September 30, 2015	74,168	69.093
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	27,956,310	26.231.658
Retained deficit	(49,749,531)	(47,350,507)

Total shareholders’ deficit	(21,745,053)	(21,075,756)

Total liabilities and shareholders’ equity	$1,479,349	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(Unaudited)

	Three Months Ended
	December 31,
	2015	2014

Revenues	$413,269	$474,906
Cost of revenues	293,004	402,432

Gross profit	120,265	72,474

Selling and administrative expense	547,645	836,826
Stock based compensation	1,703,499	-
Depreciation and amortization expense	17,221	4,289
Interest expense	277,497	105,120

Total expenses	2,545,862	946,235

Income (loss) from operations	(2,425,597)	(873,761)

Other income (expense)
Other income	30,000	-

Income (loss) from continuing operations before income taxes	(2,395,597)	(873,761

Income tax expense	-	-

Income (loss) from continuing operations	(2,395,597)	(873,761)
Income (loss) from discontinued operations, net of tax	(3,427)	(137,094)

Net Income (loss)	$(2,399,024)	$(1,010,855)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.04)	$(.02)
Income (loss) from discontinued operations	-	-
Net income (loss) per share	$(.04)	$(.02)

Weighted average shares outstanding, basic and diluted	69,311,181	60,248,273

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Income (loss) from continuing operations	$(2,395,597)	$(873,761)
Income (Loss) from discontinued operations	(3,427)	(137,094)
Net Income (Loss)	(2,399,024)	(1,010,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,221	4,289
Stock based payment for services	1,703,499	-
Amortization of debt discount	45,940	-
Stock issued relative to debt restructure	-	25,500
Changes in operating assets and liabilities
Accounts receivable	(26,735)	256,545
Inventory	(492,063)	1,005
Prepaid expenses and other assets	25,828	52,869
Accounts payable and accrued expenses	630,990	149,783

Net cash flows from operating activities – continuing operations	(494,344)	(520,864)
Net cash flows from operating activities – discontinued operations	-	(98,307)
Net cash flows from operating activities	(494,344)	(422,557)

Cash flows from investing activities:
Acquisition of fixed assets	(1,846)	(34,235)
Disposal of fixed assets	-	13,032

Net cash flows from investing activities – continuing operations	(1,846)	(21,203)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(1,846)	(21,203)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	165,320	(4,203)
Increases in long term debt	458,500	442,035
Repayment of long term debt	(174,819)	(26,686)

Net cash flows from financing activities – continuing operations	449,001	411,146
Net cash flows from financing activities – discontinued operations	-	47,678
Net cash flows from financing activities	449,001	458,824

Increase (decrease) in cash and cash equivalents	(47,189)	15,064
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$23,158	$24,586
Cash paid for interest	$74,359	$38,250
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common shares in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	November 2015, the Company issued 12,000,000 common stock warrants for services
●	December 2015, the Company issued 7,400,000 common stock warrants for services
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,231,658	$(47,350,507)	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75		(75)		-
Issuance of warrants associated with settlement of debt						26,228		26,228
Issuance of shares for services			5,000,000	5,000		317,500		322.500
Issuance of warrants for services						1,380,999		1,380,999
Net loss for the three months ended December 31, 2015							(2,399,024)	(2,399,024)
Balances, December 31, 2015	4,000,000,000	$40,000	74,168,518	$74,168	$(66,000)	$27,956,310	$(40,982,695)	$(21,745,053)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
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

The accompanying consolidated balance sheet as of September 30, 2015 has been derived from unaudited financial statements.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2015 and September 30, 2015, and the results of operations and cash flows for the three months ended December 31, 2015 and 2014.

Subsequent Events

The Company has evaluated subsequent events through February 22, 2016 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the Company’s formation of Bulova Technologies Machinery LLC, the Company began operating in two business segments, government contracting and commercial sales. As the only income from government contracting for the three months ended December 31, 2015 and 2014 was included in discontinued operations, the Company has determined not to present financial information by segment.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At December 31, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of December 31, 2015 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At December 31, 2015 and September 30, 2015, the Company has provided an allowance for doubtful accounts of $211,412.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at December 31, 2015 and September 30, 2015 is as follows:

	December 31	September 30,
	2015	2015
Finished goods	$253,195	$253,195
Prepayments on machine inventory	493,380	-
Materials and supplies	5,079	6,396

Total inventory of continuing operations	$751,654	$259,591

Other current assets

Other current assets are comprised of the following at December 31, 2015 and September 30, 2015

	December 31, 2015	September 30, 2015

Prepaid expenses and deposits	$75,969	$103,108
Advances to shareholder	-	45,440

	$75,969	$148,548

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

Fixed assets are comprised of the following at December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015

Funiture, fixtures and equipment	408,958	407,113

	408,958	407,113
Less accumulated depreciation	(81,555)	(65,668)

Net property, plant and equipment	$327,403	$341,445

Depreciation expense for the three months ended December 31, 2015 and 2014 was $15,887 and $4,289 respectively.

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at December 31, 2015 and September 30, 2015 were $1,778 and $3,111 respectively.

Amortization of loan costs for the three months ended December 31, 2015 and 2014 was $1,333 and $0 respectively.

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

Revenue from rental payments received on equipment operating leases is recognized on a straight-line basis over the term of the lease.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $12,699 for the three months ended December 31, 2015 as compared to $5,035 for the three months ended December 31, 2014.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2015 there were 149,692,933 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at December 31, 2015 and September 30, 2015 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three months ended
	December 31,
	2015	2014

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	(3,427)	(137,094)
Other income	-	-
Income (loss) from operations	(3,427)	(137,094)
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$(3,427)	$(137,094)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,	September 30,
	2015	2015

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$450,000	$450,000
Current portion of long-term debt	700,000	700,000
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,150,000	1,150,000
Deferred revenue - contract dispute	10,800,000	10,800,000
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$11,950,000	$11,950,000

4. Contract Dispute - Discontinued Operations

At December 31, 2015 and September 30, 2015, the Company has included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

5. Long Term Debt

Long term debt consisted of the following at:

	December 31, 2015	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of the proceeds of a government contract with a value in excess of $4,700,000. Final payment due upon delivery	700,000	700,000

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744	23,170	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536	-	48,568

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $165,000 with no stipulated interest rate payable through 126 daily payments of $1,493	144,973	-

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015	9,496	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount of $16,628 and $28,300.	67,375	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020	153,715	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $13,235	101,765	-

	1,200,494	1,114,874
Less current portion pertaining to continuing operations	(259,803)	(265,646)
Less current portion pertaining to discontinued operations	(700,000)	(700,000)
Less long term portion associated with discontinued operations	-	-
	$240,691	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended ‘December 31,
2016	$959,803
2017	142,314
2018	41,341
2019	37,269
2020	19,767
Thereafter	-
$1,200,494

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	December 31, 2015	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	443,712	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $660,832 and $693,333 respectively	3,339,168	3,306,667

	8,134,221	7,908,220
Less current portion pertaining to continuing operations	-	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$7,908,220	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended December 31,
2016	$-
2017	-
2018	-
2019	-
2020	4,795,053
Thereafter	3,339,168
$8,134,221

As of December 31, 2015 and September 30, 2015 there is an amount of accrued interest on related party notes payable of $732,742 and $732,742 respectively included in accrued expenses – related party for each year.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2015	9/30/2015

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

At December 31, 2015 the Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

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

Total rent expense for the three months ended December 31, 2015 and 2014, was approximately $51,927 and $112,600 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of December 31, 2015 are as follows:

Period ended December 31,
2016	$162,000
2017	162,000
2018	162,000
2019	162,000
2020	117,450
Thereafter	-
$765,450

8. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. As of December 31, 2015, there is a balance outstanding to Stephen L Gurba of $61,380, and a balance outstanding to Gary Shapiro of $58,500. The combined total of $119,880 is included as shareholder loans at December 31,2015.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of December 31, 2015 and September 30, 2015, the Company had a balance payable to Craigmore of $1,088,191 and $733,922 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the three months ended December 31, 2015, Bulova Technologies Compliance and Security LLC made various advances to the Company. As of December 31, 2015 and September 30, 2015 there is an amount due to Compliance of $34,411 and $77,794 respectively. These amounts are included in accrued expenses – related parties.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of December 31, 2015 and September 30, 2015, the total amount outstanding under these related party notes is $4,795,053 and $4,601,553 respectively.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years. The value of these warrants has been accounted for as a debt discount in the initial amount of $779,999 and is being amortized over the six year life of the loan.

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

During October 2015 the Company issued 75,000 common shares due to the exercise of a cashless warrant.

During December 2015 the Company issued 5,000,000 common shares for the benefit of Stephen L. Gurba.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2015	129,342,993	$0.02	8.6	$-
Granted / Vested	20,400,000	$0.05
Exercised	(100,000)	-
Forfeited/expired/cancelled	-

Warrants Outstanding – December 31, 2015	149,642,993	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2015	129,342,993	$0.02	8.6	$-
Outstanding Exercisable – December 31, 2015	149,642,993	$0.02	8.8	$0.04

10. Subsequent Events

January 2016 – 5,100,000 common shares issued in association with renegotiated debt terms.

January 28, 2016 – , BT-Twiss Transport LLC, a subsidiary of Bulova Technologies Group, Inc., closed on the acquisition of all of the outstanding stock of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage Inc., all Florida corporations, pursuant to two separate “Stock Purchase Agreements”. The stock of these three companies was owned equally by two parties, namely (a) Ernest P. Twiss, as Trustee of the Ernest P. Twiss Revocable Trust dated June 20, 2013, and (b) Ronald R. Damico, as Trustee of the Ronald R. Damico Revocable Trust dated September 6, 2013.

The terms of the two “Stock Purchase Agreements” are as follows:

1.

A stock purchase agreement between BT-Twiss Transport LLC and Ernest P. Twiss, as Trustee of the Ernest P. Twiss Revocable Trust dated June 20, 2013, to purchase all of its outstanding stock, representing 50% of all outstanding stock of all three companies, for cash consideration of $5,000,000.

2.	A stock purchase agreement between BT-Twiss Transport LLC and Ronald R. Damico, as Trustee of the Ronald R. Damico Revocable Trust dated September 6. 2013, to purchase all of its outstanding stock, representing 50% of all outstanding stock of all three companies, for cash consideration of $ 250,000, a five year five percent (5%) promissory note in the principal amount of $4,750,000 due five years from the closing, five year warrants to purchase 500,000 common shares of the Company at $.08 per share, and 3,000,000 restricted common shares of the Company

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

For the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended December 31, 2015 and 2014.

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

Ordnance did not have any revenue for the three months ended December 31, 2015 or 2014.

Ordnance did not incur any costs of revenues for the three months ended December 31, 2015 or 2014.

Ordnance did not realize any gross profit for the three months ended December 31, 2015 or 2014.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended December 31, 2015 of $3,427 is a decrease of $133,667 when compared to operating expenses and interest for the three months ended December 31, 2014 of $137,094, and is due primarily to a reduction in legal and professional fees associated administering certain contract disputes still pending.

Ordnance did not have any other income or expense for the three months ended December 31, 2015 or 2014.

Continuing Operations

Revenue for continuing operations for the three months ended December 31, 2015 of $413,269 is a decrease of $61,637 when compared to the revenue for the three months ended December 31, 2014 of $474,906.

Cost of revenues for continuing operations for the three months ended December 31, 2015 of $293,004 is a decrease of $109,428 when compared to the cost of revenues for the three months ended December 31, 2014 of $402,432.

Gross profit for continuing operations for the three months ended December 31, 2015 of $120,265 is an increase of $47,791 when compared to the gross profit for the three months ended December 31, 2014 of $72,474.

Selling and administrative expenses for continuing operations for the three months ended December 31, 2015 of $547,645 is a decrease of $289,181 when compared to selling and administrative expense for the three months ended December 31, 2014 of $836,826.

Stock based compensation for continuing operations for the three months ended December 31, 2015 of $1,703,499 is an increase of $1,703,499 when compared to stock based compensation for the three months ended December 31, 2014 of $0. This increase is primarily due to the issuance of 5,075,000 common shares and 20,400,000 common stock warrants.

Interest expense for continuing operations for the three months ended December 31, 2015 of $277,497 is an increase of $172,377 when compared to interest expense of $105,120 for the three months ended December 31, 2014. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations.

3.	Liquidity and capital resources:

As of December 31, 2015, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment.

As of December 31, 2015, we had $23,158 in cash and cash equivalents.

Cash flows used in operating activities was $494,344 for the three months ended December 31, 2015.

Cash flows used in investing activities was $1,846 for the three months ended December 31, 2015

Cash flows from financing activities were $449,001 for the three months ended December 31, 2015, and consisted primarily advances from shareholders and new debt.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate operating cash flows.

The Company‘s business may not generate cash flows at sufficient levels, and it is possible that currently anticipated contract awards may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt as well as our operating needs, or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

While the Company believes that anticipated revenues resulting from its expanded efforts relative to its new commercial sales segment will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

October 2015, the Company issued 75,000 common shares due to the exercise of a cashless warrant.

December 2015, the Company issued 5,000,000 common shares for the benefit of Stephen L. Gurba.

Common Stock Warrants

For the three months ended December 31, 2015, the Company granted the following Common Stock Warrants, all fully vested:

November 2015 – 12,000,000 - ten year common stock warrants for services with an exercise price of $.05.

December 2015 – 650,000 - ten year common stock warrants for services with an exercise price of $.02.

December 2015 – 1,000,000 – ten year common stock warrants in satisfaction of debt with an exercise price of $.05.

December 2015 – 6,750,000 - ten year common stock warrants for services with an exercise price of $.05.

Item 6. Exhibits

(b)	Exhibits:

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

     DATED: February 22, 2016