Form 10-K/A
period 2015-09-30
Bulova Technologies Group, Inc.
filed 2016-02-29
CIK 317889

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

As of February 15, 2016, the Company had 79,268,518 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the year ended September 30, 2015, amends in its entirety the Form 10-K that was originally filed on January 13, 2016 to reflect the completion of the audits of the Company’s consolidated financial statements as of and for the years ended September 30, 2015 and 2014, to update various disclosures throughout this Form 10-K/A, and to include all appropriate certifications by the Principal Executive and Principal Financial Officers of the Company.

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

The closing bid price of our Common Stock on February 16, 2016, was $.063.

As of February 16, 2016, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

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

Cost of revenues for continuing operations for the year ended September 30, 2015 of $1,483,537 is a decrease of $1,485,733 when compared to the cost of revenues for the year ended September 30, 2014 of $2,969,270.

Gross profit for continuing operations for the year ended September 30, 2015 of $270,036 is an increase of $76,763 when compared to the gross profit for the year ended September 30, 2014 of $193,273.

Selling and administrative expenses for continuing operations for the year ended September 30, 2015 of 3,564,227 is an increase of $156,083 when compared to selling and administrative expense for the year ended September 30, 2014 of $3,408,144.

Stock based compensation for continuing operations for the year ended September 30, 2015 of $1,573,299 is an increase of $1,230,550 when compared to stock based compensation for the year ended September 30, 2014 of $342,749.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2015 of $30,303 is a decrease of $78,869 when compared to depreciation and amortization expense for the year ended September 30, 2014 of $109,172.

Interest expense for continuing operations for the year ended September 30, 2015 of $744,324 is an increase of $431,200 when compared to interest expense for the year ended September 30, 2014 of $313,124.

The Company’s net loss from continuing operations for the year ended September 30, 2015 of $5,569,321 is an increase of $1,545,705 when compared to the net loss from continuing operations for the year ended September 30, 2014 of $4,023,616.

Liquidity and capital resources:

As of September 30, 2015, the Company’s sources of liquidity were new debt and loans from related parties.

As of September 30, 2015, we had $70,347 in cash and cash equivalents.

Cash flows used in operating activities by continuing operations was $3,421,427 for the year ended September 30, 2015. Cash flows used in operating activities by discontinued operations was $356,758.

Cash flows used in investing activities by continuing operations was $104,756 for the year ended September 30, 2015. There were no cash flows from investing activities by discontinued operations for the year ended September 30, 2015.

Cash flows from financing activities by continuing operations were $4,125,592 for the year ended September 30, 2015. Cash flows used by financing activities by discontinued operations were $181,826.

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

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 (813) 443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bulova Technologies Group, Inc.

We have audited the accompanying balance sheets of Bulova Technologies Group, Inc. as of September 30, 2015 and 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of the September 30, 2015, and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

February 25, 2016

PCAOB Registered
AICPA Member

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014

ASSETS

Cash and cash equivalents	$70,347	$9,522
Accounts receivable (net)	261,215	353,951
Inventory	259,591	12,060
Other current assets	148,548	119,838
Current assets from discontinued operations	-	4,085

Total Current Assets	739,701	499,456

Fixed assets, net	341,445	65,302
Other assets	13,237	2,000
Non-current assets from discontinued operations	-	-
	$1,094,383	$566,758

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$281,380	$340,938
Accounts payable – related parties	733,922	778,932
Accrued expenses and other current liabilities	71,207	74,955
Accrued expenses and other current liabilities – related parties	810,536	289,343
Current portion of long term debt	265,646	371,915
Current portion of notes payable – related parties	-	26,269
Current liabilities from discontinued operations	1,150,000	1,812,632

Total current liabilities	3,312,691	3,694,984

Shareholder loans	-	21,830
Long term debt, net of current portion	149,228	60,768
Notes payable – related parties, net of current portion	7,908,220	4,177,447
Long term liabilities from discontinued operations	10,800,000	10,800,000
	22,170,139	18,755,029

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 4,000,000,000 issued and outstanding at September 30, 2015 and 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares, 69,093,518 and 59,280,068 issued and outstanding at September 30, 2015 and 2014	69,093	59,280
Subscription receivable - warrants	(66,000)	(66,000)
Additional paid in Capital in excess of par	26,231,658	23,681,161
Retained earnings (deficit)	(47,350,507)	(41,902,712)
	(21,075,756)	(18,188,271)
	$1,094,383	$566,758

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014

Revenues	$1,753,573	$3,162,543
Cost of revenues	1,483,537	2,969,270

Gross profit	270,036	193,273

Selling and administrative expenses	3,564,227	3,408,144
Stock based compensation	1,573,299	342,749
Depreciation and amortization expense	30,303	109,172
Interest expense	744,324	313,124

Total expenses	5,912,153	4,173,189

Loss from operations	(5,642,117)	(3,979,916)

Other income (expense)
Other income (expense)	72,796	(43,700)
Income (loss) from continuing operations before income taxes	(5,569,321)	(4,023,616)

Income tax expense	-	-

Income (loss) from continuing operations	(5,569,321)	(4,023,616)
Income (loss) from discontinued operations, net of tax	121,526	(88,653)

Net income (loss)	$(5,447,795)	$(4,112,269)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.085)	$(.112)
Income (loss) from discontinued operations	.002	(.002)
Net income (loss) per share	$(.083)	$(.114)

Weighted average shares outstanding, basic and diluted	65,080,470	35,980,640

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014

Cash flows from operating activities:
Income (Loss) from continuing operations	$(5,569,321)	$(4,023,616)
Income (Loss) from discontinued operations	121,526	(88,653)
Net Income (Loss)	(5,447,795)	(4,112,269)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	30,303	109,172
Amortization of debt discount	93,646
(Gain ) Loss on disposal of assets	-	1,098
Stock based payment for services	1,573,299	342,749
Stock issued relative to debt restructure	25,500	-
Changes in operating assets and liabilities
Accounts receivable	92,736	(347,947)
Inventory	(247,531)	43,545
Prepaid expenses and other assets	45,539	(77,968)
Accounts payable and accrued expenses	412,876	863,711

Net cash flows from operating activities – continuing operations	(3,421,427)	(3,177,909)
Net cash flows from operating activities – discontinued operations	(356,758)	(80,492)
Net cash flows from operating activities	(3,778,185)	(3,258,401)

Cash flows from investing activities:
Acquisition of fixed assets	(117,788)	(46,465)
Disposal of fixed assets	13,032	-
Net cash flows from investing activities – continuing operations	(104,756)	(46,465)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(104,756)	(46,465)

Cash flows from financing activities
Proceeds from sale of common shares	-	142,800
Increase (decrease) of Shareholder loans	(67,270)	44,443
Increases in long term debt	283,500	4,249
Repayment of long term debt	(514,744)	(25,000)
Increases in notes payable – related parties	4,473,206	3,127,349
Repayment of notes payable – related parties	(49,100)	(64,933)

Net cash flows from financing activities – continuing operations	4,125,592	3,228,908
Net cash flows from financing activities – discontinued operations	(181,826)	1,289
Net cash flows from financing activities	3,943,766	3,230,197

Increase (decrease) in cash and cash equivalents	60,825	(74,669)
Cash and cash equivalents, beginning	9,522	84,191

Cash and cash equivalents, ending	$70,347	$9,522

Cash paid for interest	$93,425	$56,273

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2013, the Company issued 500 000 common shares for services
●	November 2013, the Company issued 625,000 common shares for services
●	February 2014, the Company issued 1,102,564 common shares in satisfaction of debt
●	February 2014, the Company issued 4,000,000 common shares for services
●	March 2014, the Company issued 2,356,472 common shares in satisfaction of debt
●	May 2014, the Company issued 3,231,118 common shares in satisfaction of debt
●	May 2014, the Company issued 1,100,000 warrants for services
●	June 2014, the Company issued 3,000,000 warrants for services
●	June 2014, the Company issued 4,255,534 common shares in satisfaction of debt
●	June 2014, the Company issued 1,000,000 common shares as part of a judgment settlement
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	July 2014, the Company issued 2,129,032 common shares in satisfaction of debt
●	August 2014, the Company issued 25,700,000 warrants for services
●	August 2014, the Company issued 1,700,000 common shares in satisfaction of debt
●	August 2014, the Company issued 2,500,000 common shares for services
●	August 2014, the Company issued 750,000 common shares for costs associated with settlement of debt
●	September 2014, the Company issued 10,187,500 warrants for services
●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	March 2015, the Company issued 12,000,000 common stock warrants in association with obtaining new debt
●	March 2015, the Company issued 2,000,000 common stock warrants as a part of a debt settlement
●	March 2015, the Company issued 5,000,000 common shares for services
●	June 2015, the Company issued 2,000,000 common shares for services

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, September 30, 2013 - as previously stated	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(33,062,143)	$(9,892,951)
Prior period adjustment							(4,728,300)	(4,728,300)
Balances, September 30, 2013 - as restated	4,000,000,000	$40,000	21,001,316	$21,001	$(66,000)	$23,174,191	$(37,790,443)	$(14,621,251)
Issuance of shares for services			5,125,000	5,125		77,375		82,500
Issuance of shares in satisfaction of debt			3,459,036	3,459		11,041		14,500
Sale of common shares			12,000,000	12,000		130,800		142,800
Issuance of shares in satisfaction of debt			7,486,652	7,487		13,183		20,670
Issuance of shares for settlement			1,000,000	1,000		6,700		7,700
Issuance of shares in satisfaction of debt			5,958,064	5,958		10,872		16,830
Issuance of shares for services			3,250,000	3,250		14,750		18,000
Issuance of warrants						242,249		242,249
Net loss for the year ended September 30, 2014							(4,112,269)	(4,112,269)
Balances, September 30, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$23,681,161	$(41,902,712)	$(18,188,271)
Issuance of shares associated with satisfaction of debt			1,500,000	1,500		24,000		25,500
Issuance of shares in satisfaction of debt			1,313,450	1,313		24,956		26,269
Issuance of shares for services			5,000,000	5,000		340,000		345,000
Issuance of warrants associated with satisfaction of debt						119,963		119,963
Issuance of warrants associated with new debt						779,999		779,999
Issuance of shares for services			2,000,000	2,000		139,800		141,800
Issuance of warrants for services						1,086,499		1,086,499
Debt discount associated with convertible debt						35,280		35,280
Net loss for the year ended September 30, 2015							(5,447,795)	(5,447,795)
Balances, September 30, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,231,658	$(47,350,507)	$(21,075,756)

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

The breakdown of inventory at September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
Finished goods	$253,195	$-
Materials and supplies	6,396	12,060

Total inventory	$259,591	$12,060

Other current assets

Other current assets are comprised of the following at September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Prepaid expenses and deposits	$103,108	$119,838
Advances to shareholder	45,440	-

Total other current assets	$148,548	$119,838

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

Summary of assets and liabilities of discontinued operations is as follows:

	As of September 30,
	2015	2014

Cash	$-	$4,085
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	4,085
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$4,085

Accounts payable and accrued expenses	$450,000	$543,690
Current portion of long-term debt	700,000	1,268,942
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,150,000	1,812,632
Deferred revenue - contract dispute	10,800,000	10,800,000
Total liabilities from discontinued operations	$11,950,000	$12,612,632

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

5. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2015	September 30, 2014

Note payable to an individual dated May 1, 2014 in the amount of $67,286, bearing interest at 4%, with a maturity date of April 1, 2019, unsecured	-	67,286

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured	18,000	50,000

Note payable to Capital Stack, LLC dated July 7, 2014 in the amount of $35,000 with no stipulated interest rate payable through 83 daily payments of $599, unsecured	-	11,220

Note payable to Fast Advance Funding dated July 3, 2014 in the amount of $35,000 with no stipulated interest rate, payable through 66 daily payments of $689.39, unsecured	-	3,959

Note payable to an individual dated April 30, 2013 in the amount of $60,000 non-interest bearing with a maturity of December 31, 2013, unsecured	-	35,000

Note payable to Metro Bank dated February 14, 2014 with a maximum amount of $200,000 bearing interest at 4.65% with a maturity date of December 14, 2014, secured by assets of the Company	-	200,000

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015, unsecured	-	25,845

Note payable to GovFunding, LLC dated October 24, 2012 in the amount of $553,763, bearing interest at 8%, payable quarterly principal of $69,220.38 plus accrued interest, with a maturity of October 24, 2014, unsecured.	-	553,763

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $30,000, bearing interest at 8%, with a maturity date of December 31, 2013, unsecured.	-	30,000

Note payable to GovFunding LLC dated January 1, 2013 in the amount of $24,552 bearing interest at 8%, with a maturity of December 31, 2013, unsecured	-	24,552

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	700,000	700,000

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	25,791	-

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071, unsecured	87,139	-

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536, unsecured	48,568	-

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1, 2015, unsecured	18,819	-

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount of $28,300, secured by a conversion privilege to common stock.	55,700	-

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment	160,857	-

	1,114,874	1,701,625
Less current portion pertaining to continuing operations	(265,646)	(371,915)
Less current portion pertaining to discontinued operations	(700,000)	(1,268,942)
Less long term portion associated with discontinued operations	-	-
	$149,228	$60,768

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended September 30,
2016	$965,646
2017	39,967
2018	42,711
2019	37,206
2020	29,344
Thereafter	-
$1,114,874

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	September 30, 2015	September 30, 2014

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	116,000	41,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	418,712	360,212

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	125,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	-

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	-

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	-

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Note payable to an individual dated April 30, 2013 in the amount of $26,269, non-interest bearing with a maturity of July 31, 2013	-	26,269

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $693,332.	3,306,667	-

	7,908,220	4,203,716
Less current portion pertaining to continuing operations	-	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$7,908,220	$4,203,716

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended September 30,
2016	$-
2017	-
2018	-
2019	-
2020	4,601,553
Thereafter	3,306,667
$7,908,220

As of September 30, 2015 and 2014 there is an amount of accrued interest on related party notes payable of $732,742 and $289,343 respectively included in accrued expenses – related party for each year.

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

The net income tax provision (benefit) consists of the following for the years ending September 30 2015 and 2014:

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
$806,850

9. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received loans from major shareholders which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised them to a maximum of $5,000,000. As of September 30, 2015, the only remaining balance associated with these notes is a temporary balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $45,440, which amount is included in other current assets.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2015 and 2014, the Company had a balance payable to Craigmore of $733,922 and $778,932 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the year ended September 30, 2015, Bulova Technologies Compliance and Security LLC made various advances to the Company. As of September 30, 2015 there is an amount due to Compliance of $77,794. This amount is included in accrued expenses – related parties.

Included within Notes payable – related parties are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2015, the total amount outstanding under these related party notes is $4,601,553. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years. The value of these warrants has been accounted for as a debt discount in the initial amount of $779,999, and is being amortized over the six year life of the loan. This note is secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired.

10. Stockholders’ Equity

Prior Period Adjustment - Discontinued Operations

Correction of an Error

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. (See Item 3. Legal Proceedings). In October 2010, Ordnance appealed this termination, challenging this decision before the Armed Services Board of Contract Appeals (“ASBCA”). Ordnance used the percentage of completion method of accounting in determining the amount of revenue recognized during the progress of the contract. With the contract being terminated, and with the outcome of its appeal uncertain, Ordnance continued from the termination date forward to present as deferred revenue on its balance sheets, an unsettled amount of $6,071,700.

In January 2014 a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. In light of this decision, and in reference to that portion of the contract terminated properly, Ordnance has adjusted the amount of deferred revenue associated with this terminated contract to $10,800,000, an increase of $4,728,300. This adjustment has been accounted for as a correction of an error in the percentage of completion method of accounting by restatement of beginning retained earnings as of September 30, 2013.

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

11. Subsequent Events

Subsequent to September 30, 2015, the Company issued additional shares of its common stock as follows:

October 2015 – 75,000 common shares issued upon exercise of warrants

November 2015 – the Company issued common stock warrants to purchase 12,000,000 common shares for services.

December 2015 – 5,000,000 common shares issued for the benefit of Stephen L. Gurba

December 2015 – the Company issued common stock warrants to purchase 1,000,000 as satisfaction of debt.

December 2015 – the Company issued common stock warrants to purchase 7,400,000 common shares for services.

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

2.

A stock purchase agreement between BT-Twiss Transport LLC and Ronald R. Damico, as Trustee of the Ronald R. Damico Revocable Trust dated September 6. 2013, to purchase all of its outstanding stock, representing 50% of all outstanding stock of all three companies, for cash consideration of $ 250,000, a five year five percent (5%) promissory note in the principal amount of $4,750,000 due five years from the closing, five year warrants to purchase 500,000 common shares of the Company at $.08 per share, and 3,000,000 restricted common shares of the Company

On January 28, 2016, BT-Twiss Transport LLC, a subsidiary of Bulova Technologies Group, Inc., Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage Inc., Richard Welkowitz (majority owner of BT-Twiss Transport LLC) and Stephen Gurba (CEO of Bulova Technologies Group, Inc.) entered into a term loan agreement with Sunshine Bank for $2,000,000. The term loan bears interest at 4.75% per annum, includes a monthly payment of $28,033, and has a final maturity date of January 29, 2021.

On January 28, 2016, BT-Twiss Transport LLC, a subsidiary of Bulova Technologies Group, Inc., Twiss Transport, Inc., Twiss Logistics, Inc., Twiss Cold Storage Inc., entered into a revolving credit agreement with Sunshine Bank up to a maximum of $2,000,000 based on a borrowing base associated with accounts receivable and inventory of the borrowers. The revolving credit loan bears interest at the Prime Rate plus 1.0% as defined in the agreement.

On January 28, 2016, B-T Twiss Transport LLC, a subsidiary of Bulova Technologies Group, Inc., entered into a promissory note agreement with Lake Avenue South East Real Estate, LLC (a company controlled by Stephen Gurba and Richard Welkowitz), for $2,400,000. The promissory note bears interest at 4.24% for the first five years and will be adjusted to a new fixed rate on January 29, 2021. Monthly payments of $14,848.83 for the first five years adjusted along with the interest rate on January 29, 2021 to be amortized through the maturity date of January 29, 2036.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As filed on Form 8-K on July 6, 2015, the firm of DKM Certified Public Accountants (DKM) of Clearwater, Florida, resigned as our independent public accountant.

During the fiscal years ended September 30, 2014 and 2013, and for the interim periods through July 6, 2015, we have had no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

As of July 6, 2015, we engaged the firm of Stevenson & Company CPAS LLC of Tampa, Florida, as our independent public accountant for the fiscal year ended September 30, 2015.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company had received loans from two (2) major shareholders, which were supported by notes bearing interest at 5% annually with restricted conversion features and no repayment schedule. The notes were originally issued for $1,500,000 for each shareholder then subsequently raised to a maximum of $5,000,000. As of September 30, 2015, the only remaining balance associated with these notes is a balance due from Stephen L. Gurba and Evelyn R. Gurba in the amount of $45,440.

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

2015	$32,500
2014	$14,100

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

3.1	Articles of Incorporation – Previously furnished with 10-K/A filed for the period ending September 30, 2013

3.2	By Laws – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

9.1	Voting Agreement – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

10.1

Acquisition and Exchange Agreement between Bulova Technologies Group, Inc and shareholders of 3Si Holdings, Inc., dated January 1, 2009 (*) – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

10.2

Asset Purchase Agreement between Anuva Manufacturing Services, Incorporated and BT Manufacturing Company LLC, dated December 31, 2010. (**) – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

10.3	Stephen L. Gurba employment agreement - Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.4	Firm Fixed-Price Contract – W15QKN-11-A-0527 (BPA) - Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.5	Firm Fixed-Price Contract – W91CRB-08-R-0085- Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.6	Firm Fixed-Price Contract – W52P1J-06-D-0014- Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.7	Firm Fixed-Price Contract – W52P1J-09-D-0066- Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.8	Firm Fixed-Price Contract – N00164-12-D-J587- Previously furnished with 10-K/A filed for the period ending September 30, 2014

10.9	Distribution Agreement – between Craigmore Machinery and Bulova Technologies Machinery – Previously furnished with 10K A filed for the period ending September 30, 2013.

10.10	Lease for Clearwater, Florida Facility between Forty Ninth Street Real Estate LLC and Bulova Technologies Machinery. Previously furnished with 10-K/A filed for the period ending September 30, 2013.

10.11	Lease for Sanford, Florida Facility (Terminated) Previously furnished with 10-K/A filed for the period ending September 30, 2013.

10.12	Lease for New Jersey Facility (Terminated) Previously furnished with 10-K/A filed for the period ending September 30, 2013.

14.1	Code of Ethics – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

21.1	List of Subsidiaries – Previously furnished with 10-K/A filed for the period ending September 30, 2013.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba
February 26, 2016
Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti
February 26, 2016
Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen
February 26, 2016
William E. McMillen
Director

/s/ Craig Schnee
February 26, 2016
Craig Schnee
Director

/s/ David Shapiro
February 26, 2016
David Shapiro
Director