Form 10-Q/A
period 2015-12-31
Bulova Technologies Group, Inc.
filed 2016-03-03
CIK 317889

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2015, amends the Form 10-Q that was originally filed on February 23, 2016 to include Exhibits 31 and 32 relative to the certifications by the Principal Executive and Principal Financial Officers of the Company, to include Exhibit 101 relative to XBRL information, and also the following disclosure updates:

●	Corrected the total for “Accumulated Deficit” on the Statement of Changes in Stockholder’s Equity at December 31, 2015
●	Updated Note 5 – Long Term Debt to include disclosure of security, if any, associated with loans.
●	Updated Note 6 – Notes Payable – Related Parties to correct the total for December 31, 2015.
●	Updated Note 8 – Related Party Transactions to provide disclosure of security on loans.
●	Updated Note 10 – Subsequent Events to include the financing sources associated with an acquisition.

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this Form 10–Q/A should be read in conjunction with the Original Filing.

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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,231,658	$(47,350,507)	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75		(75)		-
Issuance of warrants associated with settlement of debt						26,228		26,228
Issuance of shares for services			5,000,000	5,000		317,500		322.500
Issuance of warrants for services						1,380,999		1,380,999
Net loss for the three months ended December 31, 2015							(2,399,024)	(2,399,024)
Balances, December 31, 2015	4,000,000,000	$40,000	74,168,518	$74,168	$(66,000)	$27,956,310	$(49,749,531)	$(21,745,053)

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

5. Long Term Debt

Long term debt consisted of the following at:

	December 31, 2015	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	700,000	700,000

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle.	23,170	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536, unsecured.	-	48,568

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $165,000 with no stipulated interest rate payable through 126 daily payments of $1,493, unsecured.	144,973	-

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1, 2015, unsecured.	9,496	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount of $16,628 and $28,300, secured by a conversion privilege to common stock.	67,375	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	153,715	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $13,235, secured by a conversion privilege to common stock.	101,765	-

	1,200,494	1,114,874
Less current portion pertaining to continuing operations	(259,803)	(265,646)
Less current portion pertaining to discontinued operations	(700,000)	(700,000)
Less long term portion associated with discontinued operations	-	-
	$240,691	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended ‘December 31,
2016	$959,803
2017	142,314
2018	41,341
2019	37,269
2020	19,767
Thereafter	-
$1,200,494

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	December 31, 2015	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	443,712	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $660,832 and $693,333 respectively	3,339,168	3,306,667

	8,134,221	7,908,220
Less current portion pertaining to continuing operations	-	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$8,134,221	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended December 31,
2016	$-
2017	-
2018	-
2019	-
2020	4,795,053
Thereafter	3,339,168
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

     DATED: March 2, 2016