Form 10-Q
period 2016-03-31
Bulova Technologies Group, Inc.
filed 2016-05-23
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 20, 2016 the Company had 81,768,518 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three and six months ended March 31, 2016 as reported in this Form 10Q..

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three and six months ended March 31, 2016 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statement on forms S-2 and S-3.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	September 30, 2015
ASSETS

Cash and equivalents	$567,517	$70,347
Accounts receivable, net	2,631,846	261,215
Inventory	767,966	259,591
Other current assets	494,739	148,548
Current assets from discontinued operations	-	-

Total current assets	4,462,068	739,701

Fixed assets, net	9,757,861	341,445
Other assets	204,053	13,237
Goodwill	4,606,022	-
Non-current assets from discontinued operations	-	-

Total Assets	$19,030,004	$1,094,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$1,503,367	$281,380
Accounts payable – related parties	1,632,530	733,922
Accrued expenses and other current liabilities	497,233	71,207
Accrued expenses and other current liabilities – related parties	959,744	810,536
Current portion of long term debt	4,585,378	265,646
Current portion of notes payable – related parties	129,226	-
Current liabilities from discontinued operations	1,244,833	1,150,000

Total current liabilities	10,552,311	3,312,691

Shareholder loans	88,500	-
Long term debt, net of current portion	5,148,999	149,228
Notes payable – related parties, net of current portion	15,137,996	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	41,727,806	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at March 31, 2016 and September 30, 2014	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 81,768,518 and 69,093,518 issued and outstanding at March 31, 2016 and September 30, 2015	81,768	69,093
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,367,210	26,231,658
Retained deficit	(51,120,780)	(47,350,507)

Total shareholders’ deficit	(22,697,802)	(21,075,756)

Total liabilities and shareholders’ equity	$19,030,004	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues	4,987,243	486,286	$5,400,512	$961,192
Cost of revenues	578,784	408,376	871,788	810,808

Gross profit	4,408,459	77,910	4,528,724	150,384

Selling and administrative expense	1,677,529	879,926	2,225,174	1,716,752
Tractor, trailer and driver expenses	3,033,513		3,033,513
Stock based compensation	112,500	1,431,499	1,815,999	1,431,499
Depreciation and amortization expense	186,899	41,359	204,120	45,648
Interest expense	405,901	207,933	683,398	313,053

Total expenses	5,416,342	2,560,717	7,962,204	3,506,952

Income (loss) from operations	(1,007,883)	(2,482,807)	(3,433,480)	(3,356,568)

Other income (expense)
Other income	103,769	2,768	133,769	2,768

Income (loss) from continuing operations before income taxes	(904,114)	(2,480,039)	(3,299,711)	(3,353,800)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(904,114)	(2,480,039)	(3,299,711)	(3,353,800)
Income (loss) from discontinued operations, net of tax	(467,135)	277,637	(470,562)	140,543

Net Income (loss)	(1,371,249)	(2,202,402)	$(3,770,273)	$(3,213,257)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.02)	(.04)	$(.05)	$(.05)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	(.02)	(.04)	$(.05)	$(.05)

Weighted average shares outstanding, basic and diluted	78,323,953	63,260,185	73,815,649	61,737,680

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Income (loss) from continuing operations	$(3,299,711)	$(3,353,800)
Income (Loss) from discontinued operations	(470,562)	140,543
Net Income (Loss)	(3,770,273)	(3,213,257)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,120	45,648
Stock based payment for services	1,815,999	1,431,499
Amortization of debt discount	92,636	-
Stock issued relative to debt restructure	-	25,500
Gain on sale of fixed assets	(73,728)	-
Changes in operating assets and liabilities
Accounts receivable	(699,289)	85,695
Inventory	(508,325)	1,005
Prepaid expenses and other assets	(264,304)	(330,747)
Accounts payable and accrued expenses	1,408,031	(659,315)

Net cash flows from operating activities – continuing operations	(1,795,133)	(2,613,972)
Net cash flows from operating activities – discontinued operations	450,000	(356,713)
Net cash flows from operating activities	(1,345,133)	(2,970,685)

Cash flows from investing activities:
Acquisition of fixed assets	(1,846)	(41,920)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
Cash payments in business acquisition	(5,166,155)	-

Net cash flows from investing activities – continuing operations	(4,845,823)	(28,888)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,845,823)	(28,888)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	133,940	(127,632)
Increases in long term debt	7,445,530	4,544,635
Repayment of long term debt	(891,344)	(523,429)

Net cash flows from financing activities – continuing operations	6,688,126	3,893,574
Net cash flows from financing activities – discontinued operations	-	(181,826)
Net cash flows from financing activities	6,688,126	3,711,748

Increase (decrease) in cash and cash equivalents	(497,170)	712,175
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$567,517	$721,697
Cash paid for interest	$364,052	$237,218
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (deficit)	Total
Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$26,231,658	$(47,350,507)	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75		(75)		-
Issuance of warrants associated with settlement of debt						26,228		26,228
Issuance of shares for services			5,000,000	5,000		317,500		322.500
Issuance of warrants for services						1,380,999		1,380,999
Issuance of shares for services			2,500,000	2,500		110,000		112,500
Issuance of shares as partial settlement of debt			5,100,000	5,100		300,900		306,000
Net loss for the six months ended March 31, 2016							(3,770,273)	(3,770,273)
Balances, March 31 2016	4,000,000,000	$40,000	81,768,518	$81,768	$(66,000)	$28,367,210	$(51,120,780)	$(22,697,802)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2016 AND 2015
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

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company.

The Company now has four major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons hereinafter described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has evolved to become a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience. And now with the acquisition accomplished through its joint venture entity, BT-Twiss Transport, LLC, the Company has entered into the transportation and logistics industry of freight storage and movement.

2.	Principles of consolidation and basis of presentation:

The accompanying consolidated balance sheet as of September 30, 2015 has been derived from audited financial statements.

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

BT Twiss Transport LLC – Newly created, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest as a variable interest entity, and consolidates its operations. This company was established to facilitate the acquisition on January 28, 2016 of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage, Inc.

●

Twiss Transport, Inc. is a full service Truckload and LTL freight shipping company specializing in the transportation of Frozen, Chilled and Dry goods to and from anywhere within the Continental United States.

●

Twiss Logistics, Inc. is a Truckload Brokerage company that negotiates competitive rates and utilizes a network of reliable carriers other than Twiss Transport, to facilitate the movement of additional freight in and out of Florida and anywhere else in the Continental United States.

●

Twiss Cold Storage, Inc. operates a Cold Storage facility of 150,000 square feet of frozen and chilled warehouse space providing refrigeration service for perishable products in transit through multiple distribution channels, as well as those provided by Twiss Transport and Twiss Logistics.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016 and September 30, 2015, and the results of operations and cash flows for the three and six months ended March 31, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events through May 20, 2016 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the acquisition of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc., the Company began operating in two distinct business segments, Transportation services and commercial sales. The transportation segment provides freight handling as well as transport, and the commercial sales segment is involved in sales and distribution of industrial machines, ammunition, and healthcare products. Financial information by segment is presented in the notes to the financial statementst.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At March 31, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of March 31, 2016 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At March 31, 2016 and September 30, 2015, the Company has provided an allowance for doubtful accounts of $222,880 and $211,412 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at March 31, 2016 and September 30, 2015 is as follows:

	March 31, 2016	September 30, 2015
Finished goods	$714,712	$253,195
Materials and supplies	53,254	6,396

Total inventory of continuing operations	$767,966	$259,591

Other current assets

Other current assets are comprised of the following at March 31, 1016 and September 30, 2015

	March 31, 2016	September 30, 2015
Prepaid expenses and deposits	$401,884	$103,108
Advances to shareholder	92,855	45,440

	$494,739	$148,548

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

Fixed assets are comprised of the following at March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015

Funiture, fixtures and equipment	476,674	407,113
Tractors and trailers	9,504,706	-
Vehicle and other	39,654	-
	10,021,034	407,113
Less accumulated depreciation	(263,173)	(65,668)

Net property, plant and equipment	$9,757,861	$341,445

Loan Costs

The Company account for costs incurred relative to the acquisition of new debt in other assets, and amortizes these costs over the life of the debt. The unamortized balance of loan costs at March 31, 2016 and September 30, 2015 were $80,701 and $1,147,221 respectively.

Amortization of loan costs for the six months ended March 31, 2016 and 2015 was $ 5,887 and $32,778 respectively.

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

Commercial sales revenue is generally recognized upon the shipment of product to customers or the acceptance by customers of the product. Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances were recognized.

Revenue from rental payments received on equipment operating leases is recognized on a straight-line basis over the term of the lease.

The Company recognizes transportation related revenues on the date the shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor

Revenues on fixed-price type contracts are recognized using the Percentage-Of-Completion (POC) method of accounting as specified in government contract accounting standards and the particular contract. Revenues earned on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recognized as units are delivered based on their contractual selling prices (the “Units-of-Delivery” basis of determination). Sales and profits on each fixed-price production contract under which units are not produced in a continuous or sequential process are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “Cost-to-Cost” basis of determination). Under both types of basis for determining revenue earned, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. The estimated total profit margin is evaluated on a periodic basis by management throughout the term of an individual contract to determine if the estimated total profit margin should be adjusted.

Cost of Revenues

The costs of revenues include direct materials and labor costs, and indirect labor associated with production and shipping costs.

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $21,165 for the six months ended March 31, 2016 as compared to $5,048 for the six months ended March 31, 2015.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2016 there were 149,692,933 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2016 through the date these financial statements were issued.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at March 31, 2016 and September 30, 2015 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of Sales		-	-	-
Gross profit			-	-
Operating expenses and interest	(467,135)	(120,511)	(470,562)	(257,605)
Other income	-	398,148	-	398,148
Income (loss) from operations	(467,135)	277,637	(470,562)	140,543
Income tax benefit		-	-	-
Income (loss) from discontinued operations, net of tax	$(467,135)	$277,637	$(470,562)	$140,543

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31, 2015	September 30, 2015

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$5,000	$450,000
Current portion of long-term debt	1,239,833	700,000
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,244,833	1,150,000
Deferred revenue - contract dispute	10,800,000	10,800,000
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$12,044,833	$11,950,000

4. Business Combination and Intangibles

BT-Twiss Transport, LLC

As discussed in Note 1, on January 28, 2016, the Company, through its joint venture entity, BT-Twiss Transport LLC, closed on the acquisition of 100% of the outstanding stock of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage, Inc. in a transaction accounted for as a purchase. Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through March 31, 2016. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,606,022. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

The fair values of assets acquired and liabilities assumed in connection with this acquisition, which has been accounted for as a purchase, is as follows:

Cash	$196,229
Accounts receivable	1,671,342
Inventory	50,000
Prepaid expenses and other assets	216,905
Property and equipment	9,665,024
Goodwill	4,606,022
Other assets	23,648
16,429,170
Less current liabilities assumed	(1,326,652)
Less long-term debt assumed	(5,270,208)

$9,832,310

5. Contract Dispute - Discontinued Operations

At March 31, 2016 and September 30, 2015, the Company has included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

6.   Long Term Debt

Long term debt consisted of the following at:

	March 31, 2016	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	-	700,000

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,239,833

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	20,940	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536, unsecured.	-	48,568

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015, unsecured.	2,391	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount of $5,076 and $28,300, secured by a conversion privilege to common stock.	78,924	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	146,442	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $10,588, secured by a conversion privilege to common stock.	104,412	-

Note payable to Complete Business Solutions dated February 18, 2016 in the amount of $300,000 with no stipulated interest rate payable through 125 daily payments of $3,120, unsecured.	239,933	-

Note payable to Complete Business Solutions dated February 26, 2016 in the amount of $100,000 with no stipulated interest rate payable through 125 daily payments of $1,040, unsecured.	84,092	-

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021.	1,972,817	-

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021.	1,980,411	-

Note payable to Power Up Lending Group, LTD dated March 22, 2016 in the amount of $200,000 with no stipulated interest rate payable through 147 daily payments of $1,810, unsecured.	193,448	-

Financing agreement for the purchase of insurance through First Insurance Funding payable over 10 installments	7,102	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	4,831	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	5,650	-

Various equipment financing contracts for Transport Tractors, with various terms and interest rates, secured by equipment	3,600,733	-

Various equipment financing contracts for Transport Trailers, with various terms and interest rates, secured by equipment	1,292,251	-

	10,974,210	1,114,874
Less current portion pertaining to continuing operations	(4,585,378)	(265,646)

Less current portion pertaining to discontinued operations	(1,239,833)	(700,000)

Less long term portion associated with discontinued operations	-	-
	$5,148,999	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended March 31,
2017	$5,825,211
2018	1,910,379
2019	1,730,601
2020	584,474
2021	923,545
Thereafter	-
$10,974,210

7. Notes Payable – Related Parties Notes payable related parties consisted of the following at:

	March 31, 2016	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	493,712	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $628,333 and $693,333 respectively	3,371,667	3,306,667

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,661,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021.	2,338,600

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	50,747

	15,267,222	7,908,220
Less current portion pertaining to continuing operations	129,226	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$15,137,996	$7,908,220

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended March 31,
2017	$129,226
2018	81,873
2019	85,413
2020	4,934,159
2021	8,125,958
Thereafter	1,910,593
$15,267,222

As of March 31, 2016 and September 30, 2015 there is an amount of accrued interest on related party notes payable of $732,742 and $732,742 respectively included in accrued expenses – related party for each year.

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

9.    Segment reporting

Commencing with the Company’s acquisitions through its joint venture entity, BT-Twiss Transport LLC, in January 2016, the Company now operates in two business segments. The Commercial Sales segment is focused on sales of Industrial Machinery, ammunition, software and healthcare products. The Transportation segment provides for freight storage and movement throughout the Continental United States.

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,111,890	$4,288,622	$5,400,512
Cost of Sales	871,788	-	871,788

Gross profit	240,102	4,288,622	4,528,724
Selling, general and administrative expenses	662,240	977,785	1,640,025
Tractor, trailer and driver expenses	-	3,033,513	3,033,513
Depreciation and interest expenses	66,224	273,745	339,969

Income (loss) from operations	(488,362)	3,579	(484,783)
Other income (expense)	-	73,992	73,992

Net income (loss)	$(488,362)	$77,571	$(410,791)

Total Assets	$391,692	$13,072,951	$13,464,643

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			5,400,512
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			5,400,512

Net loss
Total loss for reportable segments			(410,791)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(285,149)
Stock based compensation			(1,815,999)
Depreciation and interest expense			(1,258,334)

Total consolidated net loss			(3,770,273)

Assets
Total assets for reportable segments			13,464,643
Goodwill			4,606,022
Corporate investments and other assets			959,339

Total consolidated assets			$19,030,004

9. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At March 31, 2016 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet.  The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

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

Total rent expense for the six months ended March 31, 2016 and 2015, was approximately $327,624 and $202,000 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of March 31, 2016 are as follows:

Period ended March 31,
2017	$162,000
2018	162,000
2019	162,000
2020	162,000
2021	117,450
Thereafter	-
$765,450

10. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. As of March 31, 2016, there is a balance outstanding due from Stephen L Gurba of $92,855, and a balance outstanding to Gary Shapiro of $88,500.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of March 31, 2016 and September 30, 2015, the Company had a balance payable to Craigmore of $1,632,530 and $733,922 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the three months ended March 31, 2016, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of March 31, 2016 there is an amount due from Compliance of $88,184. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of March 31, 2016 and September 30, 2015, the total amount outstanding under these related party notes is $4,845,053 and $4,601,553 respectively.  These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

On January 28, 2016, the Company, in conjunction with the purchase of Twiss Transport, Twiss Logistics and Twiss cold storage, issued a $4,661,155 5% Convertible Promissory Note payable to Ron Damico Jr with interest payable quarterly.

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

During January 2016, the Company issued 5,100,000 common shares as a partial payment of debt.

During March 2016, the Company issued 2,500,000 common shares for services.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2015	129,342,993	$0.02	8.6	$-
Granted / Vested	20,400,000	$0.05
Exercised	(100,000)	-
Forfeited/expired/cancelled	-

Warrants Outstanding – March 31, 2016	149,642,993	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2015	129,342,993	$0.02	8.6	$-
Outstanding Exercisable – March 31, 2015	149,642,993	$0.02	8.8	$0.04

12. Subsequent Events none

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

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company.

The Company now has four major areas of focus which it conducts through its subsidiaries. Historically, the Company was dependent upon the Department of Defense as a customer, supplying the DoD with weaponry, ammunition and systems integration. For the reasons hereinafter described, the Company is engaged in a transition from DoD military product contracting. More recently, the Company has evolved to become a seller of high precision industrial machine tools, primarily through its distribution network. Most recently, the Company has begun the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience. And now with the acquisition accomplished through its joint venture entity, BT-Twiss Transport, LLC, the Company has entered into the transportation and logistics industry of freight storage and movement.

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

For the six months ended March 31, 2016 compared to the six months ended March 31, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the six months ended March 31, 2016 and 2015.

In October 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party. The purchaser performed certain contracts remaining in the name of Ordnance as a subcontractor for the balance of the year ended September 30, 2013 and for a portion of the year ended September 30, 2014. The effect was a very small gross profit as most of the contract revenues were passed through to the purchaser for fulfillment. .

Ordnance did not have any revenue for the six months ended March 31, 2016 and 2015.

Ordnance did not incur any costs of revenues for the six months ended March 31, 2016 or 2015.

Ordnance did not realize any gross profit for the six months ended March 31, 2016 or 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the six months ended March 31, 2016 of $470,562 is a decrease of $611,105 when compared to operating expenses and interest for the six months ended March 31, 2015 of $140,543, and is due primarily to an interest expense recorded pursuant to a forbearance agreement in the amount of $450,000.

Ordnance did not have any other income or expense for the six months ended March 31, 2016 or 2015.

Continuing Operations

Revenue for continuing operations for the six months ended March 31, 2016 of $5,400,512 is an increase of $4,439,320 when compared to the revenue for the six months ended March 31, 2015 of $961,192, and is primarily due to the acquisition of the Transportation businesses in January 2016. Revenues from the new entities which only constitute two months of activity in the quarter amounted to approximately 4.3 million in new sales.

Cost of revenues for continuing operations for the six months ended March 31, 2016 of $871,788 is a small increase of $60,980 when compared to the cost of revenues for the six months ended March 31, 2015 of $810,808. The reason the cost of revenues did not go up in parallel to the increased sales, is that the tractor, trailer and driver expenses are accounted for separate from cost of revenues in the operating expenses.

Gross profit for continuing operations for the six months ended March 31, 2016 of $4,528,724 is a large increase of $4,378,340 when compared to the gross profit for the six months ended March 31, 2016 of $150,384.

Selling and administrative expenses for continuing operations for the six months ended March 31, 2016 of $2,225,174 is an increase of $508,422 when compared to selling and administrative expense for the six months ended March 31, 2015 of $1,716,752. Stock based compensation if $1,815,999 is an increase of $1,815,999 when compared to stock based compensation for the six months ended March 31, 2015 of $0. This increase is primarily due to the issuance of common shares and 20,400,000 common stock warrants.

Interest expense for continuing operations for the six months ended March 31, 2016 of $683,398 is an increase of $370,345 when compared to interest expense of $313,053 for the six months ended March 31, 2015. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations.

3.	Liquidity and capital resources:

As of March 31, 2016, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business..

As of March 31, 2016, we had $567,517 in cash and cash equivalents.

Cash flows used in operating activities was $1,345,133 for the three months ended March 31, 2016.

Cash flows used in investing activities was $4,845,823 for the three months ended March 31, 2016

Cash flows provided by financing activities were $6,688,126 for the six months ended March 31, 2016, and consisted primarily of new loans associated with the Company’s acquisition of a trucking comany.

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

While the Company believes that anticipated revenues resulting from its expanded efforts relative to its transportation and commercial sales segments will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

January 2016, the Company issued 5,100,000 common shares as a partial settlement of debt.

March 2016, the Company issued 2,500,000 common shares for services

Common Stock Warrants

For the six months ended March 31, 2016, the Company granted the following Common Stock Warrants, all fully vested:

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

     DATED: May 23, 2016