Form 10-Q/A
period 2016-03-31
Bulova Technologies Group, Inc.
filed 2016-07-20
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(AMENDMENT NO.1)

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

As of July 18, 2016 the Company had 95,293,163 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding, as well as 3,000,000 shares of Common Stock issuable.

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A for the three and six months ended March 31, 2016 amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on May 23, 2016 (the “Quarterly Report”), to:

1.

comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards,

2.	to update the financial statements and various disclosures throughout this quarterly report, and,

3.	to include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	September 30, 2015
ASSETS

Cash and equivalents	$567,517	$70,347
Accounts receivable, net	2,631,846	261,215
Inventory	767,966	259,591
Other current assets	494,739	148,548
Current assets from discontinued operations	-	-

Total current assets	4,462,068	739,701

Fixed assets, net	9,757,861	341,445
Other assets	123,353	13,237
Goodwill	4,789,772	-
Non-current assets from discontinued operations	-	-

Total Assets	$19,133,054	$1,094,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,503,367	$281,380
Accounts payable – related parties	1,632,530	733,922
Accrued expenses and other current liabilities	497,233	71,207
Accrued expenses and other current liabilities – related parties	959,744	810,536
Current portion of long term debt	4,566,977	265,646
Current portion of notes payable – related parties	122,209	-
Current liabilities from discontinued operations	1,244,833	1,150,000

Total current liabilities	10,526,893	3,312,691

Shareholder loans	88,500	-
Long term debt, net of current portion	5,120,617	149,228
Notes payable – related parties, net of current portion	15,111,096	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	41,647,106	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at March 31, 2016 and September 30, 2015	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 81,768,518 and 69,093,518 issued and outstanding at March 31, 2016 and September 30, 2015	81,768	69,093
Subscription receivable	(66,000)	(66,000)
Common stock issuable	157,500	-
Additional paid in capital in excess of par	28,393,460	26,231,658
Accumulated deficit	(51,146,450)	(47,350,507)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(22,539,722)	(21,075,756)
Non-controlling interest in BT-Twiss Transport LLC	25,670	-
Total deficit	(22,514,052)	(21,075,756)
Total liabilities and shareholders’ deficit	$19,133,054	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues	4,987,243	486,286	$5,400,512	$961,192
Cost of revenues	3,612,297	408,376	3,905,301	810,808

Gross profit	1,374,946	77,910	1,495,211	150,384

Selling and administrative expense	1,638,286	879,926	2,185,931	1,716,752
Stock based compensation	112,500	1,431,499	1,815,999	1,431,499
Depreciation and amortization expense	182,345	41,359	198,233	45,648
Interest expense	449,698	207,933	728,528	313,053

Total expenses	2,382,829	2,560,717	4,928,691	3,506,952

Income (loss) from operations	(1,007,883)	(2,482,807)	(3,433,480)	(3,356,568)

Other income (expense)
Other income	103,769	2,768	133,769	2,768

Income (loss) from continuing operations before income taxes	(904,114)	(2,480,039)	(3,299,711)	(3,353,800)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(904,114)	(2,480,039)	(3,299,711)	(3,353,800)
Income (loss) from discontinued operations, net of tax	(467,135)	277,637	(470,562)	140,543

Net loss	(1,371,249)	(2,202,402)	(3,770,273)	(3,213,257)
Net income attributable to non-controlling interest in BT-Twiss Transport LLC	25,670	-	25,670	-

Net loss attributable to Bulova Technologies Group, Inc.	$(1,396,919)	$(2,202,402)	$(3,795,943)	$(3,213,257)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.02)	(.04)	$(.05)	$(.05)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	(.02)	(.04)	$(.05)	$(.05)

Weighted average shares outstanding, basic and diluted	78,323,953	63,260,185	73,815,649	61,737,680

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Loss from continuing operations	$(3,299,711)	$(3,353,800)
Income (Loss) from discontinued operations	(470,562)	140,543
Net Loss	(3,770,273)	(3,213,257)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,233	45,648
Stock based payment for services	1,815,999	1,431,499
Amortization of debt discount	98,523	-
Stock issued relative to debt restructure	-	25,500
Gain on sale of fixed assets	(73,728)	-
Changes in operating assets and liabilities

Accounts receivable	(699,289)	85,695
Inventory	(508,325)	1,005
Prepaid expenses and other assets	(264,304)	(330,747)
Accounts payable and accrued expenses	1,408,031	(659,315)

Net cash flows from operating activities – continuing operations	(1,795,133)	(2,613,972)
Net cash flows from operating activities – discontinued operations	450,000	(356,713)
Net cash flows from operating activities	(1,345,133)	(2,970,685)

Cash flows from investing activities:
Acquisition of fixed assets	(1,846)	(41,920)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
Cash payments in business acquisition	(5,166,155)	-

Net cash flows from investing activities – continuing operations	(4,845,823)	(28,888)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,845,823)	(28,888)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	133,940	(127,632)
Increases in long term debt	7,445,530	4,544,635
Repayment of long term debt	(891,344)	(523,429)

Net cash flows from financing activities – continuing operations	6,688,126	3,893,574
Net cash flows from financing activities – discontinued operations	-	(181,826)
Net cash flows from financing activities	6,688,126	3,711,748

Increase (decrease) in cash and cash equivalents	(497,170)	712,175
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$567,517	$721,697

Cash paid for interest	$403,295	$237,218

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid- In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition						157,500				157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Net loss for the six months ended March 31, 2016								(3,795,943)	25,670	(3,770,273)

Balances, March 31, 2016	4,000,000,000	$40,000	81,768,518	$81,768	$(66,000)	$157,500	$28,393,460	$(51,146,450)	$25,670	$(22,514,052)

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

We consolidate all entities we control by ownership of a majority voting interest and variable interest entities for which we have the power to direct activities and the obligation to absorb losses. Our judgment in determining if we consolidate a variable interest entity includes assessing which party if any has the power and benefits. Therefore we evaluate which activities most significantly affect the variable interest entities economic performance, and determine whether we or another party have the power to direct these activities. The following is a listing of the entities we control, and the variable interest entity we have included in our consolidated financial statements:

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

Subsequent Events

The Company has evaluated subsequent events through the date of filing this form 10-Q/A to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the acquisition of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc., the Company began operating in two distinct business segments, Transportation services and commercial sales. The transportation segment provides freight handling as well as transport, and the commercial sales segment is involved in sales and distribution of industrial machines, ammunition, and healthcare products. Financial information by segment is presented in the notes to the financial statements.

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

Variable Interest Entities

Through the formation of BT Twiss Transport LLC, the Company is now a 30% owner in this new joint venture, which was utilized to acquire the three transportation services companies described in Note 4. To accomplish this acquisition, the Company provided approximately $4.6 million of the financing necessary through the issuance of convertible debt. Through a joint venture operating agreement, the Company has full power to direct the activities most significant to the economic performance of this joint venture. As a result, the Company is the primary beneficiary, and the joint venture has been consolidated in the Company’s consolidated financial statements.

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

Other current assets Other current assets are comprised of the following at March 31, 2016 and September 30, 2015

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

Fixed assets are comprised of the following at March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015

Funiture, fixtures and equipment	476,674	407,113
Tractors and trailers	9,504,706	-
Vehicle and other	39,654	-
	10,021,034	407,113
Less accumulated depreciation	(263,173)	(65,668)

Net property, plant and equipment	$9,757,861	$341,445

Other assets Other assets are comprised of the following at March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015
Advances - Bulova Technologies Compliance & Security	$88,184	$-
Unamortized loan costs	-	$3,111
Refundable deposits	35,169	10,126

	$123,353	$13,237

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

Cost of Revenues

The costs of revenues relative to our Commercial Sales segment include direct materials and labor costs, and indirect labor associated with production and shipping costs.

The cost of revenues relative to our Transportation Services segment include tractor and trailer maintenance and operational costs as well as the costs associated with drivers.

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

4.    Business Combination – Variable Interest Entity and Intangibles

BT-Twiss Transport, LLC

As discussed in Note 1, on January 28, 2016, the Company, through its joint venture entity, BT-Twiss Transport LLC, closed on the acquisition of 100% of the outstanding stock of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage, Inc. in a transaction accounted for as a variable interest entity. The determination to include a variable interest entity in the consolidated financial statements of the Company is based on an evaluation of the benefits and obligations associated with the Company’s active role in the entity’s design and involvement in its ongoing activities. More specifically, was the determination that the Company is established as the primary beneficiary based on possessing both of the following:

●	Power to direct the activities of the VIE that most significantly impact the entity’s economic performance through an operating agreement entrusting full operational control and assets to Bulova.

●

An exposure to absorb losses of the entity that could potentially be significant to the VIE through the provision of approximately $4.6 million dollars of financing to complete the acquisition through convertible debt.

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through March 31, 2016. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

The total purchase price of the three companies is calculated as follows:

Cash consideration	$5,166,155
Convertible promissory note	4,666,155
3,000,000 restricted common shares to be issued	157,500
Warrants to purchase 500 000 common shares	26,250

Total purchase price	$10,016,060

Goodwill is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition by the Company’s joint venture, as follows:

Total Purchase Price	$10,016,060

Fair Value of Assets and Liabilities
Cash	$196,229
Accounts receivable	1,671,342
Inventory	50,000
Prepaid expenses and other assets	216,905
Property and equipment	9,665,024
Other assets	23,648
Less current liabilities assumed	(1,326,652)
Less long-term debt assumed	(5,270,208)
5,226,288

Calculated Goodwill	$4,789,772

Proforma unaudited condensed selected financial data for the three and six months ended March 31, 2016 and 2015 as though this acquisition had taken place at October 1, 2014 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues	$6,746,568	$7,151,656	$13,054,974	$14,675,600

Net Loss	$(1,602,113)	$(2,137,480)	$(4,605,955)	$(2,997,065)

Loss per share	$(0.020)	$(0.034)	$(0.062)	$(0.049)

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

6. Long Term Debt Long term debt consisted of the following at:

	March 31, 2016	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	-	700,000

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,239,833

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	20,940	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate payable through 126 daily payments of $1,071, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate payable through 126 daily payments of $536, unsecured.	-	48,568

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1,2015, unsecured.	2,391	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount and unamortized loan costs of $5,520 and $28,300, secured by a conversion privilege to common stock.	78,480	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	146,442	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $10,588, secured by a conversion privilege to common stock.	104,412	-

Note payable to Complete Business Solutions dated February 18, 2016 in the amount of $300,000 with no stipulated interest rate payable through 125 daily payments of $3,120, unsecured.	239,933	-

Note payable to Complete Business Solutions dated February 26, 2016 in the amount of $100,000 with no stipulated interest rate payable through 125 daily payments of $1,040, unsecured.	84,092	-

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	1,972,817	-

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $42,911, secured by the assets of BT Twiss Transport, LLC.	1,937,501	-

Note payable to Power Up Lending Group, LTD dated March 22, 2016 in the amount of $200,000 with no stipulated interest rate payable through 147 daily payments of $1,810, net of unamortized loan costs of $3,429, unsecured.	190,019	-

Financing agreement for the purchase of insurance through First Insurance Funding payable over 10 installments	7,102	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	4,831	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	5,650	-

Various equipment financing contracts for Transport Tractors, with various terms and interest rates, secured by equipment	3,600,733	-

Various equipment financing contracts for Transport Trailers, with various terms and interest rates, secured by equipment	1,292,251	-

	10,927,427	1,114,874

Less current portion pertaining to continuing operations	(4,566,977)	(265,646)

Less current portion pertaining to discontinued operations	(1,239,833)	(700,000)

Less long term portion associated with discontinued operations	-	-

	$5,120,617	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended ‘March 31,

2017	$5,806,810

2018	1,901,500

2019	1,721,722

2020	579,289

2021	918.106

Thereafter	-

$10,927,427

7. Notes Payable – Related Parties Notes payable related parties consisted of the following at:

	March 31, 2016	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	493,712	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $628,333 and $693,333 respectively	3,371,667	3,306,667

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,661,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $33,917.	2,304,683

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	50,747

	15,233,305	7,908,220

Less current portion pertaining to continuing operations	122,209	-

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-

	$15,111,096	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended March 31,

2017	$122,209

2018	72,995

2019	76,535

2020	4,925,281

2021	8,120,111

Thereafter	1,916,174

$15,233,305

As of March 31, 2016 and September 30, 2015 there is an amount of accrued interest on related party notes payable of $959,744 and $732,742 respectively included in accrued expenses – related party for each year.

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

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2015 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company's history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

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

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,111,890	$4,288,622	$5,400,512
Cost of Sales	871,788	3,033,513	3,905,301

Gross profit	240,102	1,255,109	1,495,211
Selling, general and administrative expenses	662,240	977,785	1,640,025
Depreciation and interest expenses	66,224	273,745	339,969

Income (loss) from operations	(488,362)	3,579	(484,783)
Other income (expense)	-	73,992	73,992

Net income (loss)	$(488,362)	$77,571	$(410,791)

Total Assets	$391,692	$13,072,951	$13,464,643

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			5,400,512
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			5,400,512

Net loss
Total loss for reportable segments			(410,791)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(956,691)
Stock based compensation			(1,815,999)
Depreciation and interest expense			(586,792)

Total consolidated net loss			(3,770,273)

Assets
Total assets for reportable segments			13,464,643
Goodwill			4,789,772
Corporate investments and other assets			878,639

Total consolidated assets			$19,133,054

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

$765,450

11. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. As of March 31, 2016, there is a balance outstanding due from Stephen L Gurba of $92,855, and a balance outstanding to Gary Shapiro of $88,500. .

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

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years. The value of these warrants has been accounted for as a debt discount in the initial amount of $779,999 and is being amortized over the six year life of the loan. The amount amortized for the six-month period was $65,000, leaving a debt discount balance of $628,333 at March 31, 2016.  This note is secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired.

On January 28, 2016, the Company, in conjunction with the purchase of Twiss Transport, Twiss Logistics and Twiss cold storage, issued a $4,661,155 5% Convertible Promissory Note payable to Ron Damico Jr with interest payable quarterly, as well as 3,000,000 restricted common shares, and a ten year warrant to buy 500,000 common shares.

12. Stockholders’ Equity

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

During January 2016, the Company committed to issue 3,000,000 common shares as a part of the purchase price of the BT Twiss Transport acquisitions. These shares have not been issued as of March 31, 2016 and have been recorded as common stock issuable.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2015	129,342,993	$0.02	8.6	$-
Granted / Vested	20,900,000	$0.05
Exercised	(100,000)	-
Forfeited/expired/cancelled	-

Warrants Outstanding – March 31, 2016	150,142,993	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2015	129,342,993	$0.02	8.6	$-
Outstanding Exercisable – March 31, 2015	150,142,993	$0.02	8.8	$0.04

13. Subsequent Events

During April 2016, the Company issued 669,643 common shares as partial payment of debt

During June 2016, the Company issued 3,510,811 common shares from the exercise of warrants

During June 2016, the Company issued 4,470,046 common shares as partial payment of debt.

During June 2016, the Company issued 850,000 common shares for services.

During July 2016, the Company issued 4,024,145 common shares as partial payment of debt.

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

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended March 31, 2016 and 2015.

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

Ordnance did not have any revenue for the three months ended March 31, 2016 and 2015.

Ordnance did not incur any costs of revenues for the three months ended March 31, 2016 or 2015.

Ordnance did not realize any gross profit for the three months ended March 31, 2016 or 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended March 31, 2016 of $467,135 is a decrease of $346,624 when compared to operating expenses and interest for the three months ended March 31, 2015 of $120,511, and is due primarily to an interest expense recorded pursuant to a forbearance agreement in the amount of $450,000.

Ordnance did not have any other income for the three months ended March 31, 2016 as compared to other income of $398,148 for the three months ended March 31, 2015.

Continuing Operations

Revenue for continuing operations for the three months ended March 31, 2016 of $4,987,243 is an increase of $4,500,957 when compared to the revenue for the three months ended March 31, 2015 of $486,286, and is primarily due to the acquisition of the Transportation businesses in January 2016. Revenues from the new entities which only constitute two months of activity in the quarter amounted to approximately 4.3 million in new sales.

Cost of revenues for continuing operations for the three months ended March 31, 2016 of $3,612,297 is an increase of $3,203,921 when compared to the cost of revenues for the three months ended March 31, 2015 of $408,376, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended March 31, 2016 of $1,374,946 is a large increase of $1,297,036 when compared to the gross profit for the three months ended March 31, 2015 of $77,910 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the three months ended March 31, 2016 of $1,638,286 is an increase of $758,360 when compared to selling and administrative expense for the three months ended March 31, 2015 of $879,926. Stock based compensation if $112,500 is a decrease of $1,318,999 when compared to stock based compensation for the three months ended March 31, 2015 of $1,431,499.

Interest expense for continuing operations for the three months ended March 31, 2016 of $449,698 is an increase of $241,765 when compared to interest expense of $207,933 for the three months ended March 31, 2015. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations, as well as increase in new debt.

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

Operating expenses and interest for the discontinued operations of Ordnance for the six months ended March 31, 2016 of $470,562 is a decrease of $212,957 when compared to operating expenses and interest for the six months ended March 31, 2015 of $257,605, and is due primarily to an interest expense recorded pursuant to a forbearance agreement in the amount of $450,000.

Ordnance did not have any other income for the six months ended March 31, 2016 as compared to other income of $398,148 for the six months ended March 31, 2015.

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

Cost of revenues for continuing operations for the six months ended March 31, 2016 of $3,905,301 is an increase of $3,094,493 when compared to the cost of revenues for the six months ended March 31, 2015 of $810,808, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.. .

Gross profit for continuing operations for the six months ended March 31, 2016 of $1,495,211 is an increase of $1,344,827 when compared to the gross profit for the six months ended March 31, 2016 of $150,384 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the six months ended March 31, 2016 of $2,185,931 is an increase of $469,179 when compared to selling and administrative expense for the six months ended March 31, 2015 of $1,716,752. Stock based compensation if $1,815,999 is an increase of $384,500 when compared to stock based compensation for the six months ended March 31, 2015 of $1,431,499

Interest expense for continuing operations for the six months ended March 31, 2016 of $728,528 is an increase of $415,475 when compared to interest expense of $313,053 for the six months ended March 31, 2015. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations as well as increases in new debt.

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

Cash flows used in investing activities was $4,845,823 for the three months ended March 31, 2016

Cash flows provided by financing activities were $6,688,126 for the six months ended March 31, 2016, and consisted primarily of new loans associated with the Company’s acquisition of a trucking company.

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

January 28, 2016, the Company committed to issue 3,000,000 common shares as part of an acquisition.

March 2016, the Company issued 2,500,000 common shares for services.

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

January 28, 2016 – 500,000 – ten year common stock warrants as part of an acquisition with an exercise price of $.08.

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

     DATED: July 20, 2016