Form 10-Q
period 2016-06-30
Bulova Technologies Group, Inc.
filed 2016-08-22
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	83-0245581 (IRS Employer Identification No.)

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

As of August 4, 2016 the Company had 131,106,738 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three and six months ended June 30, 2016 as reported in this Form 10Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three and six months ended June 30, 2016 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	September 30, 2015
ASSETS

Cash and equivalents	$812,415	$70,347
Accounts receivable, net	2,425,776	261,215
Inventory	766,961	259,591
Other current assets	493,731	148,548
Current assets from discontinued operations	-	-

Total current assets	4,498,883	739,701

Fixed assets, net	9,923,453	341,445
Other assets	179,380	13,237
Goodwill	4,789,772	-
Non-current assets from discontinued operations	-	-

Total Assets	$19,391,488	$1,094,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,389,336	$281,380
Accounts payable – related parties	1,726,226	733,922
Accrued expenses and other current liabilities	490,163	71,207
Accrued expenses and other current liabilities – related parties	982,560	810,536
Current portion of long term debt	6,158,312	265,646
Current portion of notes payable – related parties	106,280	-
Current liabilities from discontinued operations	1,172,333	1,150,000

Total current liabilities	12,025,210	3,312,691

Shareholder loans	88,500	-
Derivative liability	165,379	-
Long term debt, net of current portion	4,857,338	149,228
Notes payable – related parties, net of current portion	15,001,138	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	42,937,565	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at June 30, 2016 and September 30, 2015	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 95,293,163 and 69,093,518 issued and outstanding at June 30, 2016 and September 30, 2015	95,293	69,093
Subscription receivable	(66,000)	(66,000)
Common stock issuable	157,500	-
Additional paid in capital in excess of par	28,454,060	26,231,658
Accumulated deficit	(52,250,660)	(47,350,507)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(23,569,807)	(21,075,756)
Non-controlling interest in BT-Twiss Transport LLC	23,730	-
Total shareholders’ deficit	(23,546,077)	(21,075,756)

Total liabilities and shareholders’ deficit	$19,391,488	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues	6,802,451	291,776	$12,202,964	$1,252,968
Cost of revenues	4,765,911	242,885	8,671,212	1,053,694

Gross profit	2,036,540	48,891	3,531,752	199,274

Selling and administrative expense	2,144,986	628,707	4,332,126	2,345,460
Stock based compensation	19,125	141,800	1,835,124	1,573,299
Depreciation and amortization expense	266,470	54,464	464,703	100,111
Interest expense	554,322	158,328	1,281,642	471,381

Total expenses	2,984,903	983,299	7,913,595	4,490,251

Income (loss) from operations	(948,363)	(934,408)	(4,381,844)	(4,290,251)

Other income (expense)
Derivative expense	(165,379)	-	(165,379)	-
Other income	30,001	-	163,771	2,768

Income (loss) from continuing operations before income taxes	(1,083,741)	(934,408)	(4,383,452)	(4,288,209)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(1,083,741)	(934,408)	(4,383,452)	(4,288,209)
Income (loss) from discontinued operations, net of tax	(22,409)	(12,077)	(492,971)	128,466

Net loss	(1,106,150)	(946,485)	(4,876,423)	(4,159,743)
Net income attributable to non-controlling interest in BT-Twiss Transport LLC	(1,940)	-	23,730	-

Net loss attributable to Bulova Technologies Group, Inc.	$(1,104,210)	$(946,485)	$(4,900,153)	$(4,159,743)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.01)	(.01)	$(.05)	$(.07)
Income (loss) from discontinued operations	-	-	(.01)	-
Net income (loss) per share	(.01)	(.01)	$(.06)	$(.07)

Weighted average shares outstanding, basic and diluted	84,365,877	67,708,903	77,319,557	63,728,087

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Loss from continuing operations	$(4,383,452)	$(4,288,209)
Income (Loss) from discontinued operations	(492,971)	128,466
Net Loss	(4,876,423)	(4,159,743)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464,703	100,111
Stock based payment for services	1,835,124	1,573,299
Amortization of debt discount	144,878	-
Stock issued relative to debt restructure	-	25,500
Gain on sale of fixed assets	(73,728)	-
Derivative expense	165,379	-
Changes in operating assets and liabilities
Accounts receivable	(493,219)	190,655
Inventory	(507,320)	1,643
Prepaid expenses and other assets	(319,324)	(519,684)
Accounts payable and accrued expenses	1,417,928	(365,983)

Net cash flows from operating activities – continuing operations	(2,242,002)	(3,154,202)
Net cash flows from operating activities – discontinued operations	450,000	(356,763)
Net cash flows from operating activities	(1,792,002)	(3,510,965)

Cash flows from investing activities:
Acquisition of fixed assets	(1,846)	(45,082)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
Cash payments in business acquisition	(5,166,155)	-

Net cash flows from investing activities – continuing operations	(4,839,272)	(32,050)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,839,272)	(32,050)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	133,940	(205,897)
Increases in long term debt	9,958,923	4,544,635
Repayment of long term debt	(2,719,521)	(528,300)

Net cash flows from financing activities – continuing operations	7,373,342	3,810,438
Net cash flows from financing activities – discontinued operations	-	(181,826)
Net cash flows from financing activities	7,373,342	3,628,612

Increase (decrease) in cash and cash equivalents	742,068	85,597
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$812,415	$95,119
Cash paid for interest	$883,040	$307,590
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt
●	April 2016 the Company financed the purchase of transportation equipment in the amount of $425,710.
●	April 2016 the Company issued 669,643 common shares as a partial payment of debt.
●	June 2016 the Company issued 8,494,191 common shares as a partial payment of debt.

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid- In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition						157,500				157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Net loss for the nine months ended June 30, 2016								(4,900,153)	23,730	(4,876,423)

Balances, June 30, 2016	4,000,000,000	$40,000	95,293,163	$95,293	$(66,000)	$157,500	$28,454,060	$(52,250,660)	$23,730	$(23,546,077)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2016 AND 2015
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

Bulova Technologies (Europe) LLC – co-located at the Company’s headquarters in Clearwater, Florida, this wholly-owned subsidiary (“Europe”), has been engaged in several lines of related business, including a Mortar Exchange Program, the offsets program, the administration of the blanket purchase agreement awarded to Ordnance by the Government, and the brokerage of commercial, small caliber ammunition.  Europe continues to pursue the brokerage of the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S.

Bulova Technologies Advanced Products LLC - co-located at the Company’s headquarters in Clearwater, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue. The Company commenced operations in mid-2015 through Bulova Technologies Healthcare Products LLC and a joint venture relationship with Bulova Technologies Compliance and Security LLC.

Bulova Technologies Healthcare Products LLC -This subsidiary was formed in 2015 as the Company’s entrant into the health care field. This subsidiary has focused its attention initially on a technologically innovative and patented cast product for which it has certain U.S. distribution rights.

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2015, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2015 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. The Company anticipates operations to commence in mid-2016.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016 and September 30, 2015, and the results of operations and cash flows for the three and nine months ended June 30, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events through the date of filing of this Form 10-Q to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At June 30, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of June 30, 2016 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At June 30, 2016 and September 30, 2015, the Company has provided an allowance for doubtful accounts of $222,880 and $211,412 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

 The breakdown of inventory at June 30, 2016 and September 30, 2015 is as follows:

	June 30, 2016	September 30, 2015
Finished goods	$713,707	$253,195
Materials and supplies	53,254	6,396

Total inventory of continuing operations	$766,961	$259,591

Other current assets

Other current assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30, 2016	September 30, 2015
Prepaid expenses and deposits	$398,713	$103,108
Advances to shareholder	95,018	45,440

	$493,731	$148,548

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

Fixed assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30, 2016	September 30, 2015

Funiture, fixtures and equipment	476,674	407,113
Tractors and trailers	9,936,769	-
Vehicle and other	39,654	-
	10,453,097	407,113
Less accumulated depreciation	(529,644)	(65,668)

Net property, plant and equipment	$9,923,453	$341,445

Other assets

Other assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30, 2016	September 30, 2015
Advances - Bulova Technologies Compliance & Security	$153,109	$-
Unamortized loan costs	-	$3,111
Refundable deposits	26,271	10,126

	$179,380	$13,237

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

As a result of entering into a convertible credit facility during the quarter ended June 30, 2016, for which such instrument contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of June 30, 2016 in the amount of $165,379.

June 30,
2016

Expected Life in Years	1.0
Risk-free Interest Rates	0.52%
Volatility	219.52%
Dividend Yield	0%

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

The Company recognizes transportation related revenues on the date the shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $27,229 for the nine months ended June 30, 2016 as compared to $17,175 for the nine months ended June 30, 2015.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2016 there were 140,780,832 common stock equivalents that were antidilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these financial statements were issued.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at June 30, 2016 and September 30, 2015 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

 Summarized operating results for discontinued operations is as follows:

	Three months ended June 30		NIne months ended June 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of Sales		-	-	-
Gross profit			-	-
Operating expenses and interest	(22,409)	(12,077)	(492,971)	(269,682)
Other income	-	-	-	398,148
Income (loss) from operations	(22,409)	(12,077)	(492,971)	128,466
Income tax benefit		-	-	-
Income (loss) from discontinued operations, net of tax	$(22,409)	$(12,077)	$(492,971)	$128,466

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30 2016	September 30, 2015

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$5,000	$450,000
Current portion of long-term debt	1,167,333	700,000
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,172,333	1,150,000
Deferred revenue - contract dispute	10,800,000	10,800,000
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$11,972,333	$11,950,000

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

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through June 30, 2016. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

The total purchase price of the three companies is calculated as follows:

Cash consideration	$5,166,155
Convertible promissory note	4,666,155
3,000,000 restricted common shares	157,500
Warrants to purchase 500,000 common shares	26,250

Total purchase price	$10,016,060

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

Proforma unaudited condensed selected financial data for the three and nine months ended June 30, 2016 and 2015 as though this acquisition had taken place at October 1, 2014 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues	$6,802,451	$7,266,302	$19,857,425	$21,941,902

Net Loss	$(1,371,249)	$(756,571)	$(5,977,204)	$(3,753,636)

Loss per share	$(0.016)	$(0.011)	$(0.077)	$(0.059)

5.	Contract Dispute - Discontinued Operations

At June 30, 2016 and September 30, 2015, the Company has included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

6.	Long Term Debt

Long term debt consisted of the following at:

	June 30, 2016	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	-	700,000

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,167,333

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	19,454	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate, a maturity date of February 19, 2016, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate, a maturity date of March 15, 2016, unsecured.	-	48,568

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1, 2015, unsecured.	11	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the original amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount and unamortized loan costs of $0 and $28,300, secured by a conversion privilege to common stock.	69,000	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	139,036	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the original amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $7,941, secured by a conversion privilege to common stock.	87,059	-

Note payable to Complete Business Solutions dated April 26, 2016 in the amount of $500,000 with no stipulated interest rate, a maturity date of October 12, 2016, unsecured.	334,808	-

Note payable to Complete Business Solutions dated June 14, 2016 in the amount of $550,000 with no stipulated interest rate, a maturity date of November 29, 2016, unsecured.	498,320	-

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	-

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $40,691, secured by the assets of BT-Twiss Transport, LLC.	1,858,988	-

Note payable to Sunshine Bank dated May 31, 2016 in the amount of $1,000,000, bearing interest 5.49%, with a maturity date of December 1, 2016, secured by the assets of BT-Twiss Transport, LLC	1,000,000

Note payable to Power Up Lending Group, LTD dated March 22, 2016 in the amount of $200,000 with no stipulated interest rate, a maturity date of October 14, 2016, net of unamortized loan costs of $1,714, unsecured.	114,501	-

Note payable to Power Up Lending Group, LTD dated June 22, 2016 in the amount of $60,000 with no stipulated interest rate, a maturity date of December 19, 2016, net of unamortized loan costs of $1,200, unsecured.	57,851

Financing agreement for the purchase of insurance through First Insurance Funding payable over 10 installments	3,584	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	3,817	-

Various equipment financing contracts for Transport Tractors, with various terms and interest rates, secured by equipment	3,315,918	-

Various equipment financing contracts for Transport Trailers, with various terms and interest rates, secured by equipment	1,513,303	-

	12,182,983	1,114,874
Less current portion pertaining to continuing operations	(6,158,312)	(265,646)
Less current portion pertaining to discontinued operations	(1,167,333)	(700,000)
Less long term portion associated with discontinued operations	-	-
	$4,857,338	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended June 30,

2017	$7,325,645

2018	1,873,850

2019	1,519,146

2020	556,571

2021	907,771

Thereafter	-

$12,182,983

7.	Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	June 30, 2016	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	525,212	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $595,833 and $693,333 respectively	2,821,795	3,306,667

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	-

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $32,163.	2,300,232	-

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	42,683	-

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	-

	15,107,418	7,908,220
Less current portion pertaining to continuing operations	106,280	-
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$15,001,138	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended June 30,

2017	$106,280

2018	484,429

2019	79,304

2020	4,959,590

2021	7,578,160

Thereafter	1,899,655

$15,107,418

As of June 30, 2016 and September 30, 2015 there is an amount of accrued interest on related party notes payable of $982,560 and $732,742 respectively included in accrued expenses – related party for each year.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2016	9/30/2015

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

 SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,423,375	$10,779,589	$12,202,964
Cost of Sales	1,128,708	7,542,504	8,671,212

Gross profit	294,667	3,237,085	3,531,752
Selling, general and administrative expenses	933,471	2,433,831	3,367,302
Depreciation and interest expenses	341,507	744,270	1,085,777

Income (loss) from operations	(980,311)	58,984	(921,327)
Other income (expense)	(221)	73,992	73,771

Net income (loss)	$(980,532)	$132,976	$(847,556)

Total Assets	$1,164,744	$12,839,561	$14,004,305

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$12,202,964
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$12,202,964

Net loss
Total loss for reportable segments			$(847,556)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(1,367,796)
Stock based compensation			(1,835,124)
Derivative expense			(165,379)
Depreciation and interest expense			(660,568)

Total consolidated net loss			$(4,876,423)

Assets
Total assets for reportable segments			$14,004,305
Goodwill			4,789,772
Corporate investments and other assets			597,411

Total consolidated assets			$19,391,488

9.	Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At June 30, 2016 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through the expiration date of December 21, 2027. Management has determined not to accrue any additional rent pending a settlement.

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

Total rent expense for the nine months ended June 30, 2016 and 2015, was approximately $149,184 and $243,376 respectively.

The Company’s commitments for minimum lease payments, exclusive of any future settlement regarding the Ordnance lease, under these operating leases for the next five years and thereafter as of June 30, 2016 are as follows:

Period ended June 30,

2017	$162,000

2018	162,000

2019	162,000

2020	162,000

2021	35,550

Thereafter	-

$683,550

10.	Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. As of June 30, 2016, there is a balance outstanding due from Stephen L Gurba of $95,018, and a balance outstanding to Gary Shapiro of $88,500. .

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of June 30, 2016 and September 30, 2015, the Company had a balance payable to Craigmore of $1,726,227 and $733,922 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the nine months ended June 30, 2016, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of June 30, 2016 there is an amount due from Compliance of $153,109. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of June 30, 2016 and September 30, 2015, the total amount outstanding under these related party notes is $4,876,553 and $4,601,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The holder shall have the right at any time prior to June 30, 2017 to convert into common stock of the Company up to $250,000 of the debt in increments not less than $10,000 at 65% of the average of the lowest three trading prices during 10 days prior to conversion. The balance of the debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years. The value of these warrants has been accounted for as a debt discount in the initial amount of $779,999 and is being amortized over the six year life of the loan. This note is secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired.

On January 28, 2016, the Company, in conjunction with the purchase of Twiss Transport, Twiss Logistics and Twiss cold storage, issued a $4,666,155 5% Convertible Promissory Note payable to Ron Damico Jr with interest payable quarterly, as well as 3,000,000 restricted common shares, and a ten year warrant to buy 500,000 common shares.

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

During January 2016, the Company issued 3,000,000 common shares as a part of the purchase price of the BT Twiss Transport acquisitions. These shares are accounted for as issuable as of June 30, 2016. The shares were issued in August 2016.

During March 2016, the Company issued 2,500,000 common shares for services.

During April 2016, the Company issued 669,643 common shares as a partial payment of debt.

During June 2016, the Company issued 3,510,811 common shares due to the exercise of three cashless warrants.

During June 2016, the Company issued 850,000 common shares for services.

During June 2016, the Company issued 8,494,191 common shares as a partial payment of debt.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the nine months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2015	129,342,993	$0.02	8.6	$-
Granted / Vested	20,900,000	$0.05
Exercised	(9,462,161)	-
Forfeited/expired/cancelled	-

Warrants Outstanding – June 30, 2016	140,780,832	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2015	129,342,993	$0.02	8.6	$-
Outstanding Exercisable – June 30, 2015	140,780,832	$0.02	8.8	$0.04

12. Subsequent Events

During July 2016, the Company issued 18,208,460 common shares as partial payment of debt

During August 2016, the Company issued the 3,000,000 common shares accounted for as issuable as of June 30, 2016.

During August 2016, the Company issued 14,605,115 common shares as partial payment of debt.

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

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended June 30, 2016 and 2015.

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

Ordnance did not have any revenue for the three months ended June 30, 2016 and 2015.

Ordnance did not incur any costs of revenues for the three months ended June 30, 2016 or 2015.

Ordnance did not realize any gross profit for the three months ended June 30, 2016 or 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended June 30, 2016 of $22,409 is an increase of $10,332 when compared to operating expenses and interest for the three months ended June 30, 2015 of $12,077, and is due primarily to professional fees.

Continuing Operations

Revenue for continuing operations for the three months ended June 30, 2016 of $6,802,451 is an increase of $6,510,675 when compared to the revenue for the three months ended June 30, 2015 of $291,776, and is primarily due to the acquisition of the Transportation businesses in January 2016.

Cost of revenues for continuing operations for the three months ended June 30, 2016 of $4,765,911 is an increase of $4,523,026 when compared to the cost of revenues for the three months ended June 30, 2015 of $242,885, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended June 30, 2016 of $2,036,540 is a large increase of $1,987,649 when compared to the gross profit for the three months ended June 30, 2015 of $48,891 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the three months ended June 30, 2016 of $2,144,986 is an increase of $1,516,279 when compared to selling and administrative expense for the three months ended June 30, 2015 of $628,707. Stock based compensation if $19,125 is a decrease of $122,675 when compared to stock based compensation for the three months ended June 30, 2015 of $141,800.

Interest expense for continuing operations for the three months ended June 30, 2016 of $554,322 is an increase of $395,994 when compared to interest expense of $158,328 for the three months ended June 30, 2015. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations, as well as increase in new debt.

For the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the nine months ended June 30, 2016 and 2015.

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

Ordnance did not have any revenue for the nine months ended June 30, 2016 and 2015.

Ordnance did not incur any costs of revenues for the nine months ended June 30, 2016 or 2015.

Ordnance did not realize any gross profit for the nine months ended June 30, 2016 or 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the nine months ended June 30, 2016 of $492,971 is an increase of $223,289 when compared to operating expenses and interest for the nine months ended June 30, 2015 of $269,682, and is due primarily to an interest expense recorded pursuant to a forbearance agreement in the amount of $450,000.

Ordnance did not have any other income for the nine months ended June 30, 2016 as compared to other income of $398,148 for the nine months ended June 30, 2015.

Continuing Operations

Revenue for continuing operations for the nine months ended June 30, 2016 of $12,202,964 is an increase of $10,949,996 when compared to the revenue for the nine months ended June 30, 2015 of $1,252,968, and is primarily due to the acquisition of the Transportation businesses in January 2016. Revenues from the new entities which only constitute five months of activity in the nine months ended June 30, 2016 amounted to approximately 10.8 million in new sales.

Cost of revenues for continuing operations for the nine months ended June 30, 2016 of $8,671,212 is an increase of $7,617,518 when compared to the cost of revenues for the nine months ended June 30, 2015 of $1,053,694, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.. .

Gross profit for continuing operations for the nine months ended June 30, 2016 of $3,531,752 is an increase of $3,332,478 when compared to the gross profit for the nine months ended June 30, 2016 of $199,274 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the nine months ended June 30, 2016 of $4,332,126 is an increase of $1,986,666 when compared to selling and administrative expense for the nine months ended June 30, 2015 of $2,345,460. Stock based compensation if $1,835,124 is an increase of $261,825 when compared to stock based compensation for the nine months ended June 30, 2015 of $1,573,299.

Interest expense for continuing operations for the nine months ended June 30, 2016 of $1,281,642 is an increase of $810,261 when compared to interest expense of $471,381 for the nine months ended June 30, 2015. This increase in interest expense is a result of borrowing on unfavorable terms to facilitate operations as well as increases in new debt.

3.	Liquidity and capital resources:

As of June 30, 2016, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business..

As of June 30, 2016, we had $812,415 in cash and cash equivalents.

Cash flows used in operating activities was $1,792,002 for the nine months ended June 30, 2016.

Cash flows used in investing activities was $4,839,272 for the nine months ended June 30, 2016

Cash flows provided by financing activities were $7,373,342 for the nine months ended June 30, 2016, and consisted primarily of new loans associated with the Company’s acquisition of a trucking company.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

January 28, 2016, the Company issued 3,000,000 common shares as part of an acquisition.

March 2016, the Company issued 2,500,000 common shares for services.

April 2016, the Company issued 669,643 common shares as a partial payment of debt.

June 2016, the Company issued 3,510,811 common shares due to the exercise of three cashless warrants.

June 2016, the Company issued 850,000 common shares for services.

June 2016, the Company issued 8,494,191 common shares as a partial payment of debt.

Common Stock Warrants

For the nine months ended June 30, 2016, the Company granted the following Common Stock Warrants, all fully vested:

November 2015 – 12,000,000 - ten year common stock warrants for services with an exercise price of $.05.

December 2015 – 650,000 - ten year common stock warrants for services with an exercise price of $.02.

December 2015 – 1,000,000 – ten year common stock warrants in satisfaction of debt with an exercise price of $.05.

December 2015 – 6,750,000 - ten year common stock warrants for services with an exercise price of $.05.

January 28, 2016 – 500,000 – ten year common stock warrants as part of an acquisition with an exercise price of $.08.

Item 6. Exhibits

(b)	Exhibits:

*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation
*	101.DEF	XBRL Taxonomy Extension Definition
*	101.LAB	XBRL Taxonomy Extension Labels
*	101.PRE	XBRL Taxonomy Extension Presentation

*	To be filed or furnished by amendment

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

     DATED: August 22, 2016