Form 10-Q/A
period 2016-06-30
Bulova Technologies Group, Inc.
filed 2016-09-28
CIK 317889

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

As of September 23, 2016 the Company had 295,571,436 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended June 30, 2016 amends the Quarterly Report on Form 10-Q that was originally filed on August 22, 2016 (the “Quarterly Report”) to:

1.

Comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, and

2.	To include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	September 30,
	(unaudited)	2015
ASSETS

Cash and equivalents	$812,415	$70,347
Accounts receivable, net	2,425,776	261,215
Inventory	766,961	259,591
Other current assets	493,731	148,548
Current assets from discontinued operations	-	-

Total current assets	4,498,883	739,701

Fixed assets, net	11,099,828	341,445
Other assets	179,380	13,237
Goodwill	4,789,772	-
Non-current assets from discontinued operations	-	-

Total Assets	$20,567,863	$1,094,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,389,336	$281,380
Accounts payable – related parties	1,726,226	733,922
Accrued expenses and other current liabilities	507,938	71,207
Accrued expenses and other current liabilities – related parties	1,008,838	810,536
Current portion of long term debt	6,536,611	265,646
Current portion of notes payable – related parties	106,280	-
Current liabilities from discontinued operations	1,172,333	1,150,000

Total current liabilities	12,447,562	3,312,691

Shareholder loans	88,500	-
Derivative liability	267,153	-
Long term debt, net of current portion	5,659,472	149,228
Notes payable – related parties, net of current portion	15,001,138	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	44,263,825	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at June 30, 2016 and September 30, 2015	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 95,293,163 and 69,093,518 issued and outstanding at June 30, 2016 and September 30, 2015	95,293	69,093
Subscription receivable	(66,000)	(66,000)
Common stock issuable	157,500	-
Additional paid in capital in excess of par	28,454,060	26,231,658
Accumulated deficit	(52,397,704)	(47,350,507)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(23,716,851)	(21,075,756)
Non-controlling interest in BT-Twiss Transport LLC	20,889	-
Total shareholders’ deficit	(23,695,962)	(21,075,756)
Total liabilities and shareholders’ deficit	$20,567,863	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	6,802,451	291,776	$12,202,964	$1,252,968
Cost of revenues	4,587,366	242,885	8,492,667	1,053,694

Gross profit	2,215,085	48,891	3,710,297	199,274

Selling and administrative expense	2,144,986	628,707	4,332,125	2,345,460
Stock based compensation	19,125	141,800	1,835,124	1,573,299
Depreciation and amortization expense	426,339	54,464	624,572	100,111
Interest expense	621,110	158,328	1,348,431	471,381

Total expenses	3,211,560	983,299	8,140,252	4,490,251

Income (loss) from operations	(996,475)	(934,408)	(4,429,955)	(4,290,251)

Other income (expense)
Derivative expense	(267,153)	-	(267,153)	-
Other income	30,001	-	163,771	2,768

Income (loss) from continuing operations before income taxes	(1,233,627)	(934,408)	(4,533,337)	(4,288,209)

Income tax expense	-	-	-	-

Income (loss) from continuing operations	(1,233,627)	(934,408)	(4,533,337)	(4,288,209)
Income (loss) from discontinued operations, net of tax	(22,409)	(12,077)	(492,971)	128,466

Net loss	(1,256,036)	(946,485)	(5,026,308)	(4,159,743)
Net income attributable to non-controlling interest in BT-Twiss Transport LLC	(4,781)	-	20,889	-

Net loss attributable to Bulova Technologies Group, Inc.	$(1,251,255)	$(946,485)	$(5,047,197)	$(4,159,743)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	(.01)	(.01)	$(.05)	$(.07)
Income (loss) from discontinued operations	-	-	(.01)	-
Net income (loss) per share	(.01)	(.01)	$(.06)	$(.07)

Weighted average shares outstanding, basic and diluted	84,365,877	67,708,903	77,319,557	63,728,087

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Loss from continuing operations	$(4,533,337)	$(4,288,209)
Income (Loss) from discontinued operations	(492,971)	128,466
Net Loss	(5,026,308)	(4,159,743)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624,572	100,111
Stock based payment for services	1,835,124	1,573,299
Amortization of debt discount	144,878	-
Stock issued relative to debt restructure	-	25,500
Gain on sale of fixed assets	(73,728)	-
Derivative expense	267,153	-
Changes in operating assets and liabilities

Accounts receivable	(493,219)	190,655
Inventory	(507,320)	1,643
Prepaid expenses and other assets	(319,324)	(519,684)
Accounts payable and accrued expenses	1,461,979	(365,983)

Net cash flows from operating activities – continuing operations	(2,086,193)	(3,154,202)
Net cash flows from operating activities – discontinued operations	450,000	(356,763)
Net cash flows from operating activities	(1,636,193)	(3,510,965)

Cash flows from investing activities:
Acquisition of fixed assets	(1,846)	(45,082)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
Cash payments in business acquisition	(5,166,155)	-

Net cash flows from investing activities – continuing operations	(4,839,272)	(32,050)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,839,272)	(32,050)

Cash flows from financing activities:
Increase (decrease) of Shareholder loans	133,940	(205,897)
Increases in long term debt	9,958,923	4,544,635
Repayment of long term debt	(2,875,330)	(528,300)

Net cash flows from financing activities – continuing operations	7,217,533	3,810,438
Net cash flows from financing activities – discontinued operations	-	(181,826)
Net cash flows from financing activities	7,217,533	3,628,612

Increase (decrease) in cash and cash equivalents	742,068	85,597
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$812,415	$95,119

Cash paid for interest	$905,776	$307,590

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt
●	April 2016 the Company financed the purchase of transportation equipment in the amount of $425,710.
●	April 2016 the Company issued 669,643 common shares as a partial payment of debt.
●	June 2016 the Company issued 8,494,191 common shares as a partial payment of debt.

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition						157,500				157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Net loss for the nine months ended June 30, 2016								(5,047,197)	20,889	(5,026,308)

Balances, June 30, 2016	4,000,000,000	$40,000	95,293,163	$95,293	$(66,000)	$157,500	$28,454,060	$(52,397,704)	$20,889	$(23,695,962)

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

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company. BT-Twiss Transport LLC leases approximately 35,000 square feet of office, warehouse and maintenance space situated on approximately 10 acres in Largo, Florida, to facilitate corporate operations and its trucking business. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At June 30, 2016 and September 30, 2015, the Company has provided an allowance for doubtful accounts of $234,348 and $211,412 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at June 30, 2016 and September 30, 2015 is as follows:

	June 30,	September 30,
	2016	2015
Finished goods	$713,707	$253,195
Materials and supplies	53,254	6,396

Total inventory of continuing operations	$766,961	$259,591

Other current assets

Other current assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30,	September 30,
	2016	2015
Prepaid expenses and deposits	$398,713	$103,108
Advances to shareholder	95,018	45,440

	$493,731	$148,548

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

Fixed assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30,	September 30,
	2016	2015

Funiture, fixtures and equipment	476,674	407,113
Tractors and trailers	9,936,769	-
Capital lease assets	1,336,243	-
Vehicle and other	39,654	-
	11,789,340	407,113
Less accumulated depreciation	(689,512)	(65,668)

Net property, plant and equipment	$11,099,828	$341,445

Other assets

Other assets are comprised of the following at June 30, 2016 and September 30, 2015

	June 30,	September 30,
	2016	2015
Advances - Bulova Technologies Compliance & Security	$153,109	$-
Unamortized loan costs	-	$3,111
Refundable deposits	26,271	10,126

	$179,380	$13,237

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of June 30, 2016 in the amount of $267,153.

June 30,
2016

Expected Life in Years	1.0
Risk-free Interest Rates	45.00%
Volatility	213.97%
Dividend Yield	0%

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

Effect of Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-1 1 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that defe1Ted tax assets and liabilities be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

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

Summarized operating results for discontinued operations is as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of Sales		-	-	-
Gross profit			-	-
Operating expenses and interest	(22,409)	(12,077)	(492,971)	(269,682)
Other income	-	-	-	398,148
Income (loss) from operations	(22,409)	(12,077)	(492,971)	128,466
Income tax benefit		-	-	-
Income (loss) from discontinued operations, net of tax	$(22,409)	$(12,077)	$(492,971)	$128,466

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	June 30	September 30,
	2016	2015

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$5,000	$450,000
Current portion of long-term debt	1,167,333	700,000
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,172,333	1,150,000
Deferred revenue - contract dispute	10,800,000	10,800,000
Long term debt, net of current portion	-	-
Total liabilities from discontinued operations	$11,972,333	$11,950,000

4.	Business Combination - Variable Interest Entity and Intangibles

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

Goodwill is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition by the Company’s joint venture, as follows:

Total Purchase Price	$10,016,060

Fair Value of Assets and Liabilities
Cash	$196,229
Accounts receivable	1,671,342
Inventory	50,000
Prepaid expenses and other assets	216,905
Property and equipment	11,001,267
Other assets	23,648
Less current liabilities assumed	(1,326,652)
Less long-term debt assumed	(6,606,451)
5,226,288

Calculated Goodwill	$4,789,772

Proforma unaudited condensed selected financial data for the three and nine months ended June 30, 2016 and 2015 as though this acquisition had taken place at October 1, 2014 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues	$6,802,451	$7,266,302	$19,857,425	$21,941,902

Net Loss	$(1,256,036)	$(756,571)	$(5,977,204)	$(3,753,636)

Loss per share	$(0.015)	$(0.011)	$(0.077)	$(0.059)

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

6.	Long Term Debt

Long term debt consisted of the following at:

	June 30, 2016	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	-	700,000

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,167,333

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	19,454	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate, a maturity date of February 19, 2016, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate, a maturity date of March 15, 2016, unsecured.	-	48,568

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1, 2015, unsecured.	11	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the original amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount and unamortized loan costs of $0 and $28,300, secured by a conversion privilege to common stock.	69,000	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	139,036	160,857

Convertible promissory note payable to Typenex Co-Investment LLC dated November 16, 2015 in the original amount of $115,000, bearing interest at 10% with a maturity date of April 16, 2017, net of discount of $7,941, secured by a conversion privilege to common stock.	87,059	-

Note payable to Complete Business Solutions dated April 26, 2016 in the amount of $500,000 with no stipulated interest rate, a maturity date of October 12, 2016, unsecured.	334,808	-

Note payable to Complete Business Solutions dated June 14, 2016 in the amount of $550,000 with no stipulated interest rate, a maturity date of November 29, 2016, unsecured.	498,320	-

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	-

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $40,691, secured by the assets of BT-Twiss Transport, LLC.	1,858,988	-

Note payable to Sunshine Bank dated May 31, 2016 in the amount of $1,000,000, bearing interest 5.49%, with a maturity date of December 1, 2016, secured by the assets of BT-Twiss Transport, LLC	1,000,000

Note payable to Power Up Lending Group, LTD dated March 22, 2016 in the amount of $200,000 with no stipulated interest rate, a maturity date of October 14, 2016, net of unamortized loan costs of $1,714, unsecured.	114,501	-

Note payable to Power Up Lending Group, LTD dated June 22, 2016 in the amount of $60,000 with no stipulated interest rate, a maturity date of December 19, 2016, net of unamortized loan costs of $1,200, unsecured.	57,851

Financing agreement for the purchase of insurance through First Insurance Funding payable over 10 installments	3,584	-

Financing agreement for the purchase of insurance through Bank Direct payable over 10 installments	3,817	-

Various equipment financing contracts for Transport Tractors, with various terms and interest rates, secured by equipment	3,315,918	-

Various equipment financing contracts for Transport Trailers, with various terms and interest rates, secured by equipment	1,513,303	-

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	1,180,433	-

	13,363,416	1,114,874
Less current portion pertaining to continuing operations	(6,536,611)	(265,646)

Less current portion pertaining to discontinued operations	(1,167,333)	(700,000)

Less long term portion associated with discontinued operations	-	-
	$5,659,472	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended June 30,

2017	$7,703,944

2018	2,675,984

2019	1,519,146

2020	556,571

2021	907,771

Thereafter	-

$13,363,416

7.	Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	June 30, 2016	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	525,212	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $595,833 and $693,333 respectively	2,821,795	3,306,667

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	-

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $32,163.	2,300,232	-

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	42,683	-

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	-

	15,107,418	7,908,220
Less current portion pertaining to continuing operations	106,280	-

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-
	$15,001,138	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended June 30,

2017	$106,280

2018	484,429

2019	79,304

2020	4,959,590

2021	7,578,160

Thereafter	1,899,655

$15,107,418

As of June 30, 2016 and September 30, 2015 there is an amount of accrued interest on related party notes payable of $1,008,838 and $732,742 respectively included in accrued expenses – related party for each year.

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

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,423,375	$10,779,589	$12,202,964
Cost of Sales	1,128,708	7,363,959	8,492,667

Gross profit	294,667	3,415,630	3,710,297
Selling, general and administrative expenses	933,471	2,433,830	3,367,301
Depreciation and interest expenses	341,507	926,874	1,268,381

Income (loss) from operations	(980,311)	54,926	(925,385)
Other income (expense)	(221)	73,992	73,771

Net income (loss)	$(980,532)	$128,918	$(851,614)

Total Assets	$1,164,744	$14,015,936	$15,180,680

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$12,202,964
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$12,202,964

Net loss
Total loss for reportable segments			$(851,614)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(1,367,797)
Stock based compensation			(1,835,124)
Derivative expense			(267,153)
Depreciation and interest expense			(704,620)

Total consolidated net loss			$(5,026,308)

Assets
Total assets for reportable segments			$15,180,680
Goodwill			4,789,772
Corporate investments and other assets			597,411

Total consolidated assets			$20,567,863

9.	Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At June 30, 2016 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

On August 27, 2014, Bulova Technologies Machinery LLC entered into a six year lease for a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida for $13,500 per month, and relocated all of its operations to this facility. This facility is leased from an entity controlled by shareholders of the Company. In September 2016, the property was sold, and the lease was cancelled.

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. BT-Twiss Transport LLC leases approximately 35,000 square feet of office, warehouse and maintenance space situated on approximately 10 acres in Largo, Florida, to facilitate all corporate operations as well as the trucking business of Twiss Transport, Inc. for $30,000 per month under a 20 year lease through November 1, 2035. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida commencing with a base rental of $82,534 per month through June 30, 2016, and adjusted upward by 3% annually through June 30, 2020. Twiss Logistics, Inc. currently leases office space on a month to month basis.

The Company has also leased on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the nine months ended June 30, 2016 and 2015, was approximately $685,000 and $243,376 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of June 30, 2016 are as follows:

Period ended June 30,

2017	$1,407,125

2018	1,410,726

2019	1,442,250

2020	1,474,718

2021	360,000

Thereafter	5,263,000

$11,357,819

10.	Related Party Transactions

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

During August 2016, the Company issued 158,715,038 common shares as partial payment of debt.

During September 2016, the Company issued 20,354,775 common shares as partial payment of debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Cost of revenues for continuing operations for the three months ended June 30, 2016 of $4,587,366 is an increase of $4,344,481when compared to the cost of revenues for the three months ended June 30, 2015 of $242,885, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended June 30, 2016 of $2,215,085 is a large increase of $2,166,194 when compared to the gross profit for the three months ended June 30, 2015 of $48,891 for the reasons referred to above.

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

Interest expense for continuing operations for the three months ended June 30, 2016 of $621,110 is an increase of $462,782 when compared to interest expense of $158,328 for the three months ended June 30, 2015. This increase in interest expense is a result of borrowing to facilitate operations, as well as increase in new debt.

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

Cost of revenues for continuing operations for the nine months ended June 30, 2016 of $8,492,667 is an increase of $7,438,973 when compared to the cost of revenues for the nine months ended June 30, 2015 of $1,053,694, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.. .

Gross profit for continuing operations for the nine months ended June 30, 2016 of $3,710,297 is an increase of $3,511,023 when compared to the gross profit for the nine months ended June 30, 2016 of $199,274 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the nine months ended June 30, 2016 of $4,332,125 is an increase of $1,986,665 when compared to selling and administrative expense for the nine months ended June 30, 2015 of $2,345,460. Stock based compensation if $1,835,124 is an increase of $261,825 when compared to stock based compensation for the nine months ended June 30, 2015 of $1,573,299.

Interest expense for continuing operations for the nine months ended June 30, 2016 of $1,348,431 is an increase of $877,050 when compared to interest expense of $471,381 for the nine months ended June 30, 2015. This increase in interest expense is a result of borrowing to facilitate operations as well as increases in new debt.

3.	Liquidity and capital resources:

As of June 30, 2016, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business..

As of June 30, 2016, we had $812,415 in cash and cash equivalents.

Cash flows used in operating activities was $2,086,193 for the nine months ended June 30, 2016.

Cash flows used in investing activities was $4,839,272 for the nine months ended June 30, 2016

Cash flows provided by financing activities were $7,217,533 for the nine months ended June 30, 2016, and consisted primarily of new loans associated with the Company’s acquisition of a trucking company.

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

December 2015 – 6,750,000 - ten year common stock warrants for services with an exercise price of $.05.

January 28, 2016 – 500,000 – ten year common stock warrants as part of an acquisition with an exercise price of $.08.

Item 6. Exhibits

(b)	Exhibits:

*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation
*	101.DEF	XBRL Taxonomy Extension Definition
*	101.LAB	XBRL Taxonomy Extension Labels
*	101.PRE	XBRL Taxonomy Extension Presentation

*	filed with this amendment

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

     DATED: September 28, 2016