Form 10-K
period 2016-09-30
Bulova Technologies Group, Inc.
filed 2017-01-13
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

As of March 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the Company was $2,387,939 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of January 4, 2017, the Company had 478,658,688 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

The annual audit of the Company’s financial statements is in process, but has not been completed as of the date of filing this Form 10K for the year ended September 30, 2016.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended September 30, 2016 have not yet been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.

The Company understands that completion of the audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the audit is complete, the Company will file an amendment to this report which will include the independent auditors’ report and the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

In July of 2013, the Company began the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC, a newly formed subsidiary.

In January 2016, the Company, through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. and entered into the transportation and logistics industry of freight storage and movement. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company.

The Company continues to evaluate the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience

We consolidate all entities we control by ownership of a majority voting interest and variable interest entities for which we have the power to direct activities and the obligation to absorb losses. Our judgment in determining if we consolidate a variable interest entity includes assessing which party, if any, has the power and benefits. Therefore, we evaluate which activities most significantly affect the variable interest entities economic performance, and determine whether we or another party have the power to direct these activities. The following is a listing of the entities we control, and the variable interest entity we have included in our consolidated financial statements:

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from recognized international sources and establishes a Distributor/Dealer Network throughout the United States and Canada.

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. In August and September of 2015, the Company accomplished its first finance activities through equipment leasing transactions.

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2016 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, its operations were located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD could have ordered non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA expired in October 2015. Ordnance has not sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of an order issued under the BPA which took place in December, 2013.

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

●

Twiss Cold Storage, Inc. operates a Cold Storage facility of 132,055 square feet of frozen and chilled warehouse space providing refrigeration service for perishable products in transit through multiple distribution channels, as well as those provided by Twiss Transport and Twiss Logistics.

As of September 30, 2016, Twiss Transport Inc and Twiss Logistics Inc conduct their operations on approximately 10 acres of land in Largo, Florida. This property includes approximately 35,000 square feet of office, warehouse and maintenance space. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida to facilitate its operations.

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

Government Contracts.

With the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC in October 2012, Ordnance had only one remaining DoD contract which expired in October 2015. The company is not seeking any additional work with DoD.

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

Transportation and Storage of Freight

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, greater capital resources or other competitive advantages;

•

some of our competitors may reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	a trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

If we are unable to effectively compete with other LTL carriers, whether on the basis of price, service or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, continued merger and acquisition activity in transportation and logistics could result in stronger or new competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated LTL industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property, damage, personal injury, workers’ compensation, long-term disability and group health.  We have insurance coverage with third-party insurance carriers, but retain a portion of the risk associated with these claims.  If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.  Insurance companies may require us to obtain letters of credit to collateralize our self-insured retention.  If these requirements increase, our borrowing capacity could be adversely affected.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We expect our growth strategy to require a periodic reassessment or our insurance strategy, relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance under pending federal legislation, which we are unable to predict.  We may also become responsible for our legal expenses relating to such claims.  With growth, we will be required to periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We maintain insurance with licensed insurance carriers.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  Insurance carriers have raised premiums for many businesses, including trucking companies.  As a result, our insurance and claims expense could increase.  If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Our customers and suppliers’ business may be slow to recover from the most recent downturn in the world wide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of an economic downturn.

Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt.  Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in particular year or quarter.  Our suppliers’ business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations.  A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers.  Fuel is one of our largest operating expenses.  Fuel prices tend to fluctuate and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  We do not hedge against the risk of diesel fuel price increases.  We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers.  We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary.  While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer.

Prices for new tractors have increased over the past few years, primarily as a result of higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines.  We expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment.

Seasonality and the impact of weather can adversely affect our profitability.

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments.  At the same time, operating expenses generally increase with harsh weather creating higher accident frequency, increased claims and more equipment repairs.  We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms, and floods that could harm our results or make our results more volatile.

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Due in part to the time commitment, physical requirements, our stringent Company hiring standards and current industry conditions, the available pool of qualified employee drivers has been declining. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation. If we are unable to attract and retain a sufficient number of qualified drivers, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

The USDOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the USDOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  From time to time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

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

Domestic and foreign economies and equity and fixed income markets have recently experienced significant declines, and severely diminished liquidity and credit availability. These economic conditions are currently negatively impacting, and could continue to adversely affect, our sales to the commercial markets in which we operate.

Item 1B. Unresolved Staff Comments

None

Item 2. Property

As of September 30, 2016, Twiss Transport Inc and Twiss Logistics Inc conduct their operations on approximately 10 acres of land in Largo, Florida. This property includes approximately 35,000 square feet of office, warehouse and maintenance space. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida to facilitate its operations.

The Company also leases, on a month to month basis, an office in Frankfurt, Germany to facilitate its European opportunities.

Item 3. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company which could have a material effect on our future financial position or results of operations.

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. Concurrently, the Army demanded repayment of approximately $12,000,000 of payments provided previously to Ordnance under that contract. Ordnance appealed the termination on October 26, 2010. Ordnance challenged this decision before the Armed Services Board of Contract Appeals (“ASBCA”). In January 2014 a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. Based on this decision, which recognized both that the Army had improperly terminated a portion of the contract, converting that portion of the contract to a termination for convenience (which entitles Ordnance to payment of its termination costs by the Army) and implicitly that the Army had delayed unreasonably in supplying contractually-required documents to Ordnance. Ordnance submitted a termination for convenience claim in excess of $1,400,000 to the Army in April 2014 and a delay claim in excess of $3,200,000 in October 2014, the principle reason Ordnance has been maintained as a legal entity. The Army will likely pursue Ordnance for the balance of the $12,000,000 (plus interest and penalties). The assets of Ordnance were sold at arms-length to an independent third party and virtually all of the proceeds distributed to secured and unsecured third party creditors. There can be no assurance that the Government will not seek to either reverse the sale of Ordnance’s assets or pursue Bulova Technologies Group as the parent corporation of Ordnance and, if such actions were successful, these actions could have a material adverse effect on Bulova Technologies Group.

In connection with the sale of substantially all of its assets to a third party in October 2012, Bulova Technologies Ordnance Systems LLC agreed to participate with the purchaser (the “Purchaser”) in the submission of a Novation Agreement to the U.S. Government in order to gain recognition by the U.S. Government of the transfer of certain Army and Navy contracts to the Purchaser. Bulova Technologies Ordnance Systems LLC completed its portion of the Novation Agreement in a timely way, but the Purchaser did not complete its portion of the Novation Agreement and submit it to the U.S. Government until April 2014. The U.S. Government refused to acknowledge the transfer of the three remaining, fixed-price uncompleted contracts in September 2014. Accordingly, while Ordnance has no facilities to perform these contracts, it remains liable for their performance and the Purchaser refused to perform without a government recognition of a novation of the contracts. In management’s opinion, these potential demands would not have any material adverse effect upon us because Ordnance, as a discontinued operation, has no assets to satisfy any such potential liabilities. However, there is no assurance that the Army or Navy will not pursue us as the parent Company of Ordnance, which actions, if successful, could have a material adverse effect upon us. In the judgment of management, based upon discussions with relevant Government officials, the denial by the Government of the transfer of the contracts was caused by the delay in submission of the Novation Agreement by Purchaser and, accordingly, Bulova Technologies Ordnance Systems LLC is exploring a cause of action against Purchaser for claims by the Army and Navy if any resulting from the terminations.

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

The Navy terminated a contract which originally called for the delivery of 11,085 Hand Held Signal Flares from May 2012 to approximately September 2014, as a result of the unwillingness of the Defense Contract Management Agency to recognize the novation of the contract to the purchaser of the assets of Ordnance.

No monies were advanced to Ordnance under the contract. The termination provision contained in the contract would permit the Navy to demand repayment of excess re-procurement costs, if any. Ordnance has received no advice that the flares have been re-procured.

In December 2013, the Army terminated Call Order #4 to the BPA. This Call Order required the delivery of weapons procured in Eastern Europe to friendly forces in Afghanistan. Ordnance appealed this decision to the Armed Services Board of Contract Appeals, and the matter is currently in litigation. The Government advanced no money to Ordnance under the Call Order and has not notified Ordnance as to whether it incurred excess costs n re-procuring the weaponry. Ordnance takes the position that due to the Government’s interference in the performance of the Call Order, the Call Order was improperly terminated. If Ordnance’s position is found to be correct, it would be entitled to a conversion of the termination for failing to perform, into a termination for convenience, and would entitle Ordnance to receipt from the Government of its reasonable costs incurred in performance of the Call Order plus a profit thereon.

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

Quarter Ending	High	Low

December 31, 2014	$0.0345	$0.0100
March 31, 2015	0.1500	0.0120
June 30, 2015	0.1000	0.0117
September 30,2015	0.1550	0.0350

December 31, 2015	$0.0900	$0.0550
March 31, 2016	0.0800	0.0412
June 30, 2016	0.0500	0.0071
September 30,2016	0.0250	0.0020

The closing bid price of our Common Stock on January 9, 2017, was $.0038.

As of January 9, 2017, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will pay a dividend on our Common Stock in the fiscal year ended September 30, 2017.

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

In July of 2013, the Company began the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC, a newly formed subsidiary.

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. and entered into the transportation and logistics industry of freight storage and movement. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company.

The Company continues to evaluate the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing experience.

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

Results of operations :

For the year ended September 30, 2016 compared to the year ended September 30, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the years ended September 30, 2016 and 2015.

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

Ordnance did not have any revenue for the years ended September 30, 2016 and 2015.

Ordnance did not incur any costs of revenues for the years ended September 30, 2016 and 2015.

Ordnance did not realize any gross profit for the years ended September 30, 2016 and 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the year ended September 30, 2016 of $491,553 is an increase of $214,931 when compared to operating expenses and interest for the year ended September 30, 2015 of $276,622, and is due primarily to legal costs, as well as additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

Other income for the discontinued operations of Ordnance for the year ended September 30, 2016 was $0 as compared to the year ended September 30, 2015 which had other income of $398,148, which represented a negotiated gain on a settlement of debt. The Company settled principal and interest of $818,111 for a cash payment of $300,000 and the issuance of 2,000,000 warrants valued at $119,963.

Continuing Operations

Revenue for continuing operations for the years ended September 30, 2016 of $18,720,762 is an increase of $16,967,189 when compared to the revenue for the year ended September 30, 2015 of $1,753,573, and is primarily due to the acquisition of the Transportation businesses in January 2016. Revenues from the new entities which only constitute eight months of activity in the year ended September 30, 2016 amounted to approximately 16.9 million in new sales.

Cost of revenues for continuing operations for the year ended September 30, 2016 of $13,348,460 is an increase of $11,864,923 when compared to the cost of revenues for the year ended September 30, 2015 of $1,483,537, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.. .

Gross profit for continuing operations for the year ended September 30, 2016 of $5,372,302 is an increase of $5,102,266 when compared to the gross profit for the year ended September 30, 2016 of $270,036 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the year ended September 30, 2016 of $7,242,817 is an increase of $3,678,590 when compared to selling and administrative expense for the year ended September 30, 2015 of $3,564,227. Stock based compensation of $1,948,424 is an increase of $375,125 when compared to stock based compensation for the year ended September 30, 2015 of $1,573,299.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2016 of $979,941 is an increase of $949,638 when compared to depreciation and amortization expense for the year ended September 30, 2015 of $30,303.

Interest expense for continuing operations for the year ended September 30, 2016 of $2,439,511 is an increase of $1,695,187 when compared to interest expense of $744,324 for the year ended September 30, 2015. This increase in interest expense is a result of borrowing to facilitate operations as well as increases in new debt.

Liquidity and capital resources:

As of September 30, 2016, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business.

As of September 30, 2016, we had $650,262 in cash and cash equivalents.

Cash flows used in operating activities by continuing operations was $2,938,107 for the year ended September 30, 2016.

Cash flows used in operating activities by discontinued operations was $450,462.   Cash flows used in investing activities by continuing operations was $4,849,107 for the year ended September 30, 2016. There were no cash flows from investing activities by discontinued operations for the year ended September 30, 2016.

Cash flows from financing activities by continuing operations were $8,041,667 for the year ended September 30, 2016. Cash flows used by financing activities by discontinued operations were $125,000.

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

While the Company believes that anticipated revenues resulting from its expanded efforts relative to its new transportation and commercial sales segments will be sufficient to bring profitability and a positive cash flow to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood need to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

There are no off-balance sheet arrangements.

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2016, the Company had net operating loss carry forwards (NOLs) of approximately 23 million for federal income tax purposes that will begin to expire between the years of 2022 and 2036. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015

ASSETS

Cash and cash equivalents	$650,262	$70,347
Accounts receivable	2,325,582	261,215
Inventory	421,331	259,591
Other current assets	353,203	148,548
Current assets from discontinued operations	-	-

Total Current Assets	3,750,378	739,701

Fixed assets, net	10,745,924	341,445
Other assets	113,215	13,237
Goodwill	4,789,772	-
Non-current assets from discontinued operations	-	-

	$19,399,289	$1,094,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,598,445	$281,380
Accounts payable – related parties	1,786,436	733,922
Accrued expenses and other current liabilities	413,720	71,207
Accrued expenses and other current liabilities – related parties	1,137,163	810,536
Current portion of long term debt	4,553,201	265,646
Current portion of notes payable – related parties	412,720	-
Current liabilities from discontinued operations	1,111,962	1,150,000

Total current liabilities	11,013,647	3,312,691

Amounts due shareholders	419,260	-
Derivative liability	269,538	-
Long term debt, net of current portion	8,078,716	149,228
Notes payable – related parties, net of current portion	14,862,451	7,908,220
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	45,443,612	22,170,139

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 4,000,000,000 issued and outstanding at September 30, 2016 and 2015	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares, 343,752,151and 69,093,518 issued and outstanding at September 30, 2016 and 2015	343,752	69,093
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,799,184	26,231,658
Accumulated deficit	(55,419,392)	(47,350,507)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(26,302,456)	(21,075,756)
Non-controlling interest in BT-Twiss Transport LLC	258,133	-
Total shareholders’ deficit	(26,044,323)	(21,075,756)
	$19,399,289	$1,094,383

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015

Revenues	$18,720,762	$1,753,573
Cost of revenues	13,348,460	1,483,537

Gross profit	5,372,302	270,036

Selling and administrative expenses	7,242,817	3,564,227
Stock based compensation	1,948,424	1,573,299
Depreciation and amortization expense	979,941	30,303
Interest expense	2,439,511	744,324

Total expenses	12,610,693	5,912,153

Loss from operations	(7,238,391)	(5,642,117)

Other income (expense)
Derivative expense	(269,538)	-
Other income	188,730	72,796

Loss from continuing operations before income taxes	(7,319,199)	(5,569,321)

Income tax expense	-	-

Loss from continuing operations	(7,319,199)	(5,569,321)
Income (loss) from discontinued operations, net of tax	(491,553)	121,526

Net loss	(7,810,752)	(5,447,795)
Net income attributable to non-controlling interest in BT-Twiss Transport LLC	258,133	-

Net loss attributable to Bulova Technologies Group, Inc.	$(8,068,885)	$(5,447,795)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.068)	$(.085)
Income (loss) from discontinued operations	(.005)	.002
Net loss per share	$(.073)	$(.083)

Weighted average shares outstanding, basic and diluted	107,466,765	65,080,470

See accompanying notes to consolidated financial statements.

 BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015

Cash flows from operating activities:
Loss from continuing operations	$(7,319,199)	$(5,569,321)
Income (Loss) from discontinued operations	(491,553)	121,526
Net loss	(7,810,752)	(5,447,795)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	979,941	30,303
Stock based payment for services	1,948,424	1,573,299
Amortization of debt discount	196,689	93,646
Stock issued relative to debt restructure	-	25,500
Gain on sale and disposal of assets	(71,910)	-
Derivative expense	269,538	-
Loss on inventory write-down	253,195	-
Changes in operating assets and liabilities
Accounts receivable	(393,025)	92,736
Inventory	(414,885)	(247,531)
Prepaid expenses and other assets	(112,631)	45,539
Accounts payable and accrued expenses	1,752,609	412,876
Amounts due shareholders	464,700	(67,270)

Net cash flows from operating activities – continuing operations	(2,938,107)	(3,488,697)
Net cash flows from operating activities – discontinued operations	(450,462)	(356,758)
Net cash flows from operating activities	(2,487,645)	(3,845,455)

Cash flows from investing activities:
Acquisition of fixed assets	(11,681)	(117,788)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
	(5,166,155)	-
Net cash flows from investing activities – continuing operations	(4,849,107)	(104,756)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,849,107)	(104,756)

Cash flows from financing activities
Increases in long term debt	8,717,840	283,500
Repayment of long term debt	(3,226,247)	(514,744)
Increases in notes payable – related parties	3,251,087	4,473,206
Repayment of notes payable – related parties	(701,014)	(49,100)

Net cash flows from financing activities – continuing operations	8,041,667	4,192,862
Net cash flows from financing activities – discontinued operations	(125,000)	(181,826)
Net cash flows from financing activities	7,916,667	4,011,036

Increase (decrease) in cash and cash equivalents	579,915	60,825
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$650,262	$70,347
Cash paid for interest	$2,308,346	$98,425
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt
●	April 2016 the Company financed the purchase of transportation equipment in the amount of $425,710.
●	April 2016 the Company issued 669,643 common shares as a partial payment of debt.
●	June 2016 the Company issued 8,494,191 common shares as a partial payment of debt.
●	July 2016 the Company issued 18,208,460 common shares as a partial payment of debt
●	August 2016 the Company issued 158,715,038 common shares as a partial payment of debt
●	September 2016 the Company issued 29,535,490 common shares as a partial payment of debt.
●	September 2016 the Company issued 39,000,000 common shares from exercise of warrants
●	September 30, 2016 the Company refinanced and consolidated various equipment loans in the amount of $6,108,431.

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid- In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2014	4,000,000,000	$40,000	59,280,068	$59,280	$(66,000)	$-	$23,681,161	$(41,902,712)	$-	$(18,188,271)
Issuance of shares associated with satisfaction of debt			1,500,000	1,500			24,000			25,500
Issuance of shares in satisfaction of debt			1,313,450	1,313			24,956			26,269
Issuance of shares for services			5,000,000	5,000			340,000			345,000
Issuance of warrants associated with satisfaction of debt							119,963			119,963
Issuance of warrants associated witn new debt							779,999			779,999
Issuance of shares for services			2,000,000	2,000			139,800			141,800
Issuance of warrants for services							1,086,499			1,086,499
Debt discount associated with convertible debt							35,280			35,280
Net loss for the year ended September 30, 2015								(5,447,795)		(5,447,795)
Balances, September 30, 2015	4,000,000,000	$40,000	$69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition			3,000,000	3,000			154,500			157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Issuance of shares for debt conversion			206,458,988	206,459			116,324			322,783
Issuance of shares from the exercise of warrants			39,000,000	39,000			74,300			113,300
Net loss for the year ended September 30, 2016								(8,068,885)	258,133	(7,810,752)

Balances, September 30, 2016	4,000,000,000	$40,000	343,752,151	$343,752	$(66,000)	$-	$28,799,184	$(55,419,392)	$258,133	$(26,044,323)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED SEPTEMBER 30, 2016 AND 2015

1.	Description of business:

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

In July of 2013, the Company began the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC, a newly formed subsidiary.

In January 2016, the Company, through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. and entered into the transportation and logistics industry of freight storage and movement. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been combined with those of the Company.

2.	Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2016 and 2015. All material intercompany transactions have been eliminated.

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

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. In August and September of 2015, the Company accomplished its first finance activities through equipment leasing transactions.

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2016 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, this operations was located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. The sale included both the right to perform Ordnance’s then-current contracts with the Department of Defense. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA, which is now administered by representatives of Bulova Technologies (Europe) LLC, remains in place but Ordnance has received no orders thereunder since 2011, nor has it sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of a termination of a BPA which took place in December 2013.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016 and 2015, and the results of operations and cash flows for the years ended September 30, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-K to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At September 30, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2016 is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At September 30, 2016 and 2015 the Company has provided an allowance for doubtful accounts of $11,468 and $211,412 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value.

The breakdown of inventory at September 30, 2016 and 2015 is as follows:

	September 30,	September 30,
	2016	2015
Products held for sale	$371,331	$253,195
Materials and supplies	50,000	6,396

Total inventory of continuing operations	$421,331	$259,591

Other current assets

Other current assets are comprised of the following at September 30, 2015 and 2014

	September 30, 2016	September 30, 2015

Prepaid expenses and deposits	$353,203	$103,108
Advances to shareholder	-	45,440

	$353,203	$148,548

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

Fixed assets are comprised of the following at September 30, 2016 and September 30, 2015

	September 30,	September 30,
	2016	2015

Funiture, fixtures and equipment	476,350	407,113
Tractors and trailers	9,936,769	-
Capital lease assets	1,336,243	-
Vehicle and other	39,654	-
	11,789,016	407,113
Less accumulated depreciation	(1,043,092)	(65,668)

Net property, plant and equipment	$10,745,924	$341,445

Other assets

Other assets are comprised of the following at September 30, 2016 and September 30, 2015

	September 30,	September 30,
	2016	2015
Advances - Bulova Technologies Compliance & Security	$85,729	$-
Unamortized loan costs	-	$3,111
Refundable deposits	27,486	10,126

	$113,215	$13,237

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of September 30, 2016 in the amount of $269,538.

September 30,
2016

Expected Life in Years	0.5
Risk-free Interest Rates	0.45%
Volatility	318.78%
Dividend Yield	0%

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of BT Manufacturing Company LLC, our contract manufacturing segment, and Bulova Technologies Ordnance Systems LLC, our government contracting segment as discontinued operations. The application of ASC 205-20 is discussed in Note 3 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising include the cost of trade show promotions and are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $482,942 for the year ended September 30, 2016 as compared to $34,450 for the year ended September 30, 2015.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2016, there were 140,780,832 common stock equivalents that were anti-dilutive and were not included in the calculation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these financial statements were issued.

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

3. Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at September 30, 2016 and September 30, 2015 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Year Ended September 30,
	2016	2015

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	(491,553)	(276,622)
Other income (expense)	-	398,148
Income (loss) from operations	(491,553)	121,526
Gain on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$(491,553)	$121,526

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	As of September 30,
	2016	2015

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$462	$450,000
Current portion of long-term debt	1,111,500	700,000
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,111,962	1,150,000
Deferred revenue - contract dispute	10,800,000	10,800,000
Total liabilities from discontinued operations	$11,911,962	$11,950,000

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

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through September 30, 2016. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

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

Proforma unaudited condensed selected financial data for the years ended September 30, 2016 and 2015 as though this acquisition had taken place at October 1, 2014 are as follows:

	Years Ended September 30,
	2016	2015

Revenues	$26,375,224	$29,366,692

Net Loss	$(8,154,881)	$(4,928,442)

Loss per share	$(0.076)	$(0.076)

5.  Contract Dispute - Discontinued Operations

At September 30, 2016 and 2015, the Company has included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

6. Long Term Debt

Long term debt consisted of the following at:

	September 30, 2016	September 30, 2015

Note payable to an individual dated January 25, 2013 and amended on August 1, 2014 in the amount of $50,000 payable at $4,000 monthly for eleven months and a final payment of $6,000 on July 10, 2015, unsecured.	-	18,000

Note payable to Keehan Trust Funding, LLC dated January 19, 2012 in the amount of $1,550,000, bearing interest at the rate of 10%. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	-	700,000

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	17,187	25,791

Note payable to Power Up Lending Group, LTD dated August 25, 2015 in the amount of $100,000 with no stipulated interest rate, a maturity date of February 19, 2016, unsecured.	-	87,139

Note payable to Power Up Lending Group, LTD dated September 17, 2015 in the amount of $50,000 with no stipulated interest rate, a maturity date of March 15, 2016, unsecured.	-	48,568

Note payable to Westfield Bank for insurance finance agreement, dated August 1, 2014 bearing interest at 4%, final payment due May 1, 2015, unsecured.	-	18,819

Convertible promissory note payable to Vis Vires Group, Inc. dated August 6, 2015 in the original amount of $84,000, bearing interest at 8%, with a maturity date of May 10, 2016, net of discount and unamortized loan costs of $0 and $28,300, secured by a conversion privilege to common stock.	-	55,700

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	131,495	160,857

Note payable to EIN CAP dated September 27, 2016 in the amount of $75,200 with no stipulated interest rate, a maturity date of January 6, 2017, unsecured.	72,360	-

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured.	988,475	-

Note payable to Yellowstone Capital dated September 21, 2016 in the amount of $150,000 with no stipulated interest rate, a maturity date of March 9, 2017, unsecured.	145,438	-

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	1,163,853	-

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $38,472, secured by the assets of BT-Twiss Transport, LLC.	1,820,594	-

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured.	365,151	-

Financing agreements for the purchase of insurance through Bank Direct	21,500	-

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $54,769.	6,408,431	-

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	409,820	-

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	1,087,613	-

	13,743,417	1,114,874
Less current portion pertaining to continuing operations	(4,553,201)	(265,646)

Less current portion pertaining to discontinued operations	(1,111,500)	(700,000)

Less long term portion associated with discontinued operations	-	-

	$8,078,716	$149,228

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended September 30,

2017	$5,664,701

2018	2,293,525

2019	1,663,951

2020	1,746,700

2021	2,264,752

Thereafter	109,788

$13,743,417

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	September 30, 2016	September 30, 2015

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	116,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $152,500 and the balance of $403,712 on March 31, 2020	556,212	418,712

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	165,000	-

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	150,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $563,333 and $693,333 respectively	2,834,294	3,306,667

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	-

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $30,408.	2,282,746	-

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	34,423	-

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	-

Short term advance in the amount of $150,000, non-interest bearing, payable on demand. This advance was paid in full on October 5, 2016	150,000	-

	15,275,171	7,908,220
Less current portion pertaining to continuing operations	412,720	-

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-

	$14,862,451	$7,908,220

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended September 30,

2017	$412,720

2018	475,727

2019	79,304

2020	4,834,590

2021	7,590,660

Thereafter	1,882,170

$15,275,171

As of September 30, 2016 and 2015 there is an amount of accrued interest on related party notes payable of $1,137,163 and $733,922 respectively included in accrued expenses – related party for each year.

7. Income Taxes

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

The Company has estimated net operating losses of approximately $28,950,000 and $23,089,000 as of September 30, 2016, and 2015 respectively. The potential benefit of these net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards will expire in 2022 through 2036.

The components of the net deferred tax asset at September 30, 2016 and September 30, 2015 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	September 30,	September 30,
	2016	2015

Net Operating Losses	$28,950,000	$23,089,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	10,132,500	8,081,150
Valuation Allowance	(10,132,500)	(8,081,150)
Net Deferred Tax Asset	$-	$-

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2016, the tax returns for the Company for the years ending 2012 through 2015 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

8. Segment reporting

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

SEGMENT INFORMATION FOR THE YEAR ENDED SEPTEMBER 30, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,822,475	$16,898,287	$18,720,762
Cost of Sales	1,501,129	11,594,136	13,095,265

Gross profit	321,346	5,304,151	5,625,497
Selling, general and administrative expenses	1,390,306	3,479,075	4,869,381
Depreciation and interest expenses	188,181	1,489,202	1,677,383

Income (loss) from operations	(1,257,141)	335,874	(921,267)
Other income (expense)	(2,040)	190,770	188,730

Net income (loss)	$(1,259,181)	$526,644	$(732,537)

Total Assets	$900,117	$13,623,955	$14,524,072

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$18,720,762
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$18,720,762

Net loss
Total loss for reportable segments			$(732,537)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(2,373,436)
Stock based compensation			(1,948,424)
Loss on inventory write-down			(253,195)
Loss from discontinued operations			(491,553)
Derivative expense			(269,538)
Depreciation and interest expense			(1,742,069)

Total consolidated net loss			$(7,810,752)

Assets
Total assets for reportable segments			$14,524,072
Goodwill			4,789,772
Corporate investments and other assets			85,445

Total consolidated assets			$19,399,289

9. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At September 30, 2016 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

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

Total rent expense for the years ended September 30, 2016 and 2015, was approximately $1,139,020 and $298,467 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of September 30, 2016 are as follows:

Period ended September 30,

2017	$1,387,776

2018	1,418,609

2019	1,450,367

2020	1,196,038

2021	360,000

Thereafter	5,171,000

$10,983,790

10. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of September 30, 2016, there is a balance outstanding to Stephen L Gurba of $329,434, and a balance outstanding to Gary Shapiro of $89,826, totaling $419,260. This amount is reported on the balance sheet as amounts due shareholders.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2016 and 2015, the Company had a balance payable to Craigmore of $1,786,436 and $733,922 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the year ended September 30, 2016, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of September 30, 2016 there is an amount due from Compliance of $85,729. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2016 and 2015, the total amount outstanding under these related party notes is $4,907,553 and $4,601,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

On January 28, 2016, the Company, in conjunction with the purchase of Twiss Transport, Twiss Logistics and Twiss cold storage, issued a $4,666,155 5% Convertible Promissory Note payable to Ron Damico Jr payable quarterly, as well as 3,000,000 restricted common shares, and a ten year warrant to buy 500,000 common shares.

11. Stockholders’ Equity

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

June 2015, the Company issued 2,000,000 common shares for services

During October 2015 the Company issued 75,000 common shares due to the exercise of 100,000 cashless warrants.

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

During June 2016, the Company issued 3,510,811 common shares due to the exercise of 9,362,161 cashless warrants.

During June 2016, the Company issued 850,000 common shares for services.

During June 2016, the Company issued 8,494,191 common shares as a partial payment of debt.

During July 2016, the Company issued 18,208,460 common shares as partial payment of debt

During August 2016, the Company issued 158,715,038 common shares as partial payment of debt.

During September 2016, the Company issued 29,535,490 common shares as partial payment of debt.

During September 2016, the Company issued 39,000,000 common shares due to the exercise of warrants

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the year ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2015	129,342,993	$0.02	8.6	$-
Granted / Vested	59,900,000	$0.05
Exercised	(48,462,161)	-
Forfeited/expired/cancelled	-

Warrants Outstanding – September 30, 2016	140,780,832	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2015	129,342,993	$0.02	8.6	$-
Outstanding Exercisable – September 30, 2016	140,780,832	$0.02	8.8	$0.04

12. Subsequent Events

During October 2016, the Company issued 6,561,299 common shares as partial payment of debt

During October 2016, the Company issued 7,500,000 common shares due to the exercise of warrants

During October 2016, the Company issued 26,041,667 common shares as payment on a settlement

During December 2016, the Company issued 67,000,000 common shares to Craigmore, a related party,

as payment on behalf of Bulova Technologies Machinery LLC for inventory.

During December 2016, the Company issued 27,083,571 common shares as partial payment of debt.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, that occurred during the fourth quarter of the fiscal year ended September 30, 2016 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2016:

Name	Age	Office Held
Stephen L. Gurba Craig Schnee William McMillen. David Shapiro Michael J. Perfetti	60 68 73 30 58	Chairman of the Board. Chief Executive Officer and President Director, Secretary and General Counsel Director and Chief Financial Officer (1) Director Chief Financial Officer (1)

(1)	On October 6, 2014 William McMillen resigned as Chief Financial Officer and Michael J. Perfetti was appointed as the new Chief Financial Officer as of that date.

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

Stephen L. Gurba is Chairman of the Board, Chief Executive Officer and President. Mr. Gurba has over 37 years of experience in the design, development, production, and management of complex systems for the defense ammunition industry as well as commercial products. His experience has included responsibility for companies with sales of up to $300 million annually and employing as many as 2000 employees. Mr. Gurba has previously held the position of Senior Vice President of General Defense Corporation, Vice President of Marketing for Olin Ordnance, President of Valentec International Corporation, President and CEO of National Manufacturing Corporation, and President, CEO, and Sole Member of Bulova Technologies LLC. Mr. Gurba received an AA in Biology in 1976 from County College of Morris, a BA in Mathematics & Natural Science in 1978 from William Patterson College, an MBA in Executive Management and Administration in 1988 and a PhD in Business Administration in 1991 from Century University.

William E. McMillen is a board member, and former Chief Financial Officer. Mr. McMillen is a highly experienced financial professional. He has served successfully as a principal, board member, chief executive officer and chief financial officer in his more than 40-year career in business in a variety of industries, to include manufacturing, merchant banking, private equity investment, commercial distribution and service. His activities and involvement have run the gamut from the formation of start-up companies, acquisition of existing entities, improved management of newly acquired companies and divestitures.

Michael J. Perfetti, our Chief Financial Officer, has over 30 years of experience in operations and financial reporting in various industries and companies ranging from a Division of a Fortune 500 company to start-up companies. Most recently he was Division President & CFO at L-3 Communications, Scandia Technologies Division.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer. We have no other executive officers that received compensation in excess of $100,000 for the years ended September 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2016 AND 2015

				Stock	Option	Non-Equity Incentive Plan	Change in Pension Value and non Qualified Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation Earnings	Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2015	$386,000	$-	$-	$-	$-	$-	$400,000	$786,000
Chief Executive Officer and President	2016	$386,000	$-	$322,500	$-	$-	$-	$-	$708,500

Craig S Schnee	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Secretary and General Counsel	2016	$130,000	$-	$-	$130,000	$-	$-	$-	$260,000

Michael J. Perfetti	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Chief Financial Officer	2016	$150,000	$-	$-	$65,000	$-	$-	$-	$215,000

		$1,292,000	$-	$322,500	$195,000	$-	$-	$400,000	$2,209,500

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Stephen L. Gurba (1)	5,000,000	-	-	$0.02	2/5/25	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
Craig Schnee	3,113,920	-	-	$0.02	2/27/23	-	$-	-	-
Craig Schnee	2,000,000	-	-	$0.05	12/20/25	-	$-	-	-
Michael J Perfetti	1,000,000	-	-	$0.05	12/20/25	-	$-	-	-
William McMillen	3,166,667	-	-	$0.02	8/31/23	-	$-	-	-

(1) - includes 5,000,000 warrants owned by his spouse

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
David Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a three year employment contract with the Company dated February 25, 2013, providing for an annual salary of $386,000 and various fringe benefits, to include use of an automobile, corporate country club membership not to exceed $12,000 annually, and term life, disability and health insurance. He also is eligible for up to a $200,000 bonus annually based upon meeting certain sales and EBITDA goals. There was no bonus paid during the years ended September 30, 2016 and 2015.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 343,752,151 shares of common stock and 4,000,000,000 shares of preferred stock issued and outstanding on September 30, 2016, as well as 140,780,832 warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Stephen L. and Evelyn Gurba (2)	2,006,230,000	44.74%
12645 49th Street North
Clearwater, Fl 33762

Gary L. Shapiro (3)	852,295,036	19.01%
2R Judiths Fancy
Christiansted, USVI 00824

Harold J. Hoodwin (4)	600,500,000	13.39%
Houston, TX 77096

David Goose (5)	601,500,000	13.41%
189 Hammock Oak Circle
Debary, Fl 32713

William McMillen (6)	5,166,667	0.12%
22107 Martella Avenue
Boca Raton, Fl 33433

David Shapiro (7)	2,000,000	0.04%
1410 SE 53rd Avenue
Portland, OR 97215

Craig Schnee (8)	8,613,920	0.19%
12645 49th Street North
Clearwater, Fl 33762

Michael J Perfetti (9)	3,500,000	0.08%
1035 Eniswood Parkway
Palm Harbor, Fl 34683

All Officers and Directors as a group	2,025,510,587	45.17%

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
(3)

Includes 800,000,000 preferred shares owned by Fieldstone Associates LLC, an entity owned by Gary Shapiro, 6,000,000 common shares owned through individual retirement accounts of Gary Shapiro and his spouse and 46,295,036 warrants owned through individual retirement accounts of Gary Shapiro and his spouse, exercisable until March 2025

(4)	Includes 600,000,000 preferred shares and 1,500,000 warrants exercisable until February 2023
(5)	Includes 600,000,000 preferred shares and 500,000 warrants exercisable until February 2023
(6)	Includes 2,000,000 common shares owned through individual through individual retirement accounts of William McMillen and his spouse and 3,166,667 warrants exercisable until August 2023.
(7)	Includes 2,000,000 common shares owned through individual retirement accounts of David Shapiro
(8)	Includes 3,000,000 common shares and 5,613,920 warrants exercisable until December 2025
(9)	Includes 2,500,000 common shares and 1,000,000 warrants exercisable until December 2025

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of September 30, 2016, there is a balance outstanding to Stephen L Gurba of $329,434, and a balance outstanding to Gary Shapiro of $89,826, totaling $419,260. This amount is reported on the balance sheet as amounts due shareholders.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2016 and 2015, the Company had a balance payable to Craigmore of $1,786,436 and $733,922 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the year ended September 30, 2016, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of September 30, 2016 there is an amount due from Compliance of $85,729. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2016 and 2015, the total amount outstanding under these related party notes is $4,907,553 and $4,601,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

Item 14. Principal Accountant Fees and Services

As of July 6, 2015, the firm of DKM Certified Public Accountants resigned as our independent public accountant. As of July 6, 2015, we have engaged the firm of Stevenson & Company CPAs LLC of Tampa, Florida as our independent public accountant. On December 22, 2015, we received a letter from the Securities and Exchange Commission referencing a suspension of DKM Certified Public Accountants from practicing before the Commission. The effect of this action required us to re-audit the years ended September 30, 2015 and 2014, which audits were completed by Stevenson & Company CPAs LLC.

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

2016	$70,000
2015	$28,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0.00
2015	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0.00
2015	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0.00
2015	$0.00

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)				The consolidated financial statements are included in Item 8.

(b)	Exhibits:

		31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer

		31.2	*	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

		32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	*	XBRL Instance
		101.SCH	*	XBRL Taxonomy Extension Schema
		101.CAL	*	XBRL Taxonomy Extension Calculation
		101.DEF	*	XBRL Taxonomy Extension Definition
		101.LAB	*	XBRL Taxonomy Extension Labels
		101.PRE	*	XBRL Taxonomy Extension Presentation

	*	TO BE FILED OR FURNISHED BY AMENDMENT

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: January 13, 2017