Form 10-K/A
period 2016-09-30
Bulova Technologies Group, Inc.
filed 2017-02-06
CIK 317889

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

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

EXPLANATORY NOTE

Bulova Technologies Group, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed on January 13, 2017 (the "Original 10-K"), as the audit of the Company’s annual financial statements contained therein has now been completed.

The Company is filing this Amendment No. 1 to include the Report of Independent Registered Public Accounting Firm, and the required certifications of the Company’s principal executive officer and principal financial officer that were not included in the Original 10-K, as well as updated disclosures pertaining to the following:

●	Updated list of supplemental schedule of non-cash financing and investing activities.

●	Disclosure of major customers in the transportation business segment.

●	Updated accounting principal disclosure of fixed assests pertaining to capital leases.

●	Updated disclosure of recent accounting pronouncements

This amendment speaks as of the date of the Original 10-K, and does not amend, modify or update in any way the financial statements and disclosures made in the Original Form 10-K except as set forth in this explanatory note.

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

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813 )443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bulova Technologies Group, Inc.

We have audited the accompanying balance sheets of Bulova Technologies Group, Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulova Technologies Group, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 6, 2017

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

 BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015

Cash flows from operating activities:
Loss from continuing operations	$(7,319,199)	$(5,569,321)
Income (Loss) from discontinued operations	(491,553)	121,526
Net loss	(7,810,752)	(5,447,795)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	979,941	30,303
Stock based payment for services	1,948,424	1,573,299
Amortization of debt discount	196,689	93,646
Stock issued relative to debt restructure	-	25,500
Gain on sale and disposal of assets	(71,910)	-
Derivative expense	269,538	-
Loss on inventory write-down	253,195	-
Changes in operating assets and liabilities
Accounts receivable	(393,025)	92,736
Inventory	(414,885)	(247,531)
Prepaid expenses and other assets	(112,631)	45,539
Accounts payable and accrued expenses	1,752,609	412,876
Amounts due shareholders	464,700	(67,270)

Net cash flows from operating activities – continuing operations	(2,938,107)	(3,488,697)
Net cash flows from operating activities – discontinued operations	(450,462)	(356,758)
Net cash flows from operating activities	(2,487,645)	(3,845,455)

Cash flows from investing activities:
Acquisition of fixed assets	(11,681)	(117,788)
Cash purchased with business acquisition	196,229	-
Proceeds from sale of assets	132,500	13,032
Cash payments in business acquisition	(5,166,155)	-
Net cash flows from investing activities – continuing operations	(4,849,107)	(104,756)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	(4,849,107)	(104,756)

Cash flows from financing activities
Increases in long term debt	8,717,840	283,500
Repayment of long term debt	(3,226,247)	(514,744)
Increases in notes payable – related parties	3,251,087	4,473,206
Repayment of notes payable – related parties	(701,014)	(49,100)

Net cash flows from financing activities – continuing operations	8,041,667	4,192,862
Net cash flows from financing activities – discontinued operations	(125,000)	(181,826)
Net cash flows from financing activities	7,916,667	4,011,036

Increase (decrease) in cash and cash equivalents	579,915	60,825
Cash and cash equivalents, beginning	70,347	9,522

Cash and cash equivalents, ending	$650,262	$70,347
Cash paid for interest	$2,308,346	$98,425
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	November 2014, the Company issued 1,500,000 common in association to the extension of debt
●	December 2014, the Company issued 1,313,450 common shares in satisfaction of debt
●	December 2015 the Company issued 1,000,000 common stock warrants in satisfaction of debt
●	January 2016 the Company issued 5,100,000 common shares in partial satisfaction of debt
●	January 2016 the Company issued $4,666,155 of convertible debt in conjunction with a business acquisition.
●	April 2016 the Company financed the purchase of transportation equipment in the amount of $425,710.
●	April 2016 the Company issued 669,643 common shares as a partial payment of debt.
●	June 2016 the Company issued 8,494,191 common shares as a partial payment of debt.
●	July 2016 the Company issued 18,208,460 common shares as a partial payment of debt
●	August 2016 the Company issued 158,715,038 common shares as a partial payment of debt
●	September 2016 the Company issued 29,535,490 common shares as a partial payment of debt.
●	September 2016 the Company issued 39,000,000 common shares from exercise of warrants
●	September 30, 2016 the Company refinanced and consolidated various equipment loans in the amount of $6,108,431.

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

Concentrations – Major Customers

For the year ended September 30, 2016, approximately 48% of the revenue accounted for within the Company’s transportation business segment was provided by two customers, one representing approximately 20% and the other approximately 28%.

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

Stock Based Compensation

Stock based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). Stock based compensation includes expense related to restricted stock, warrants and options issued. The Company did not capitalize any expense related to stock based compensation payments.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Capital lease assests are recognized at the lower of fair market value or the present value of future minimum lease payments. Depreciation on assets under capital leases is included in depreciation expense. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value.

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

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has sustained substantial losses. This factor, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management identified material weaknesses related to (i) our internal audit function; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)				The consolidated financial statements are included in Item 8.

(b)	Exhibits:

		31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer

		31.2	*	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

		32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	*	XBRL Instance
		101.SCH	*	XBRL Taxonomy Extension Schema
		101.CAL	*	XBRL Taxonomy Extension Calculation
		101.DEF	*	XBRL Taxonomy Extension Definition
		101.LAB	*	XBRL Taxonomy Extension Labels
		101.PRE	*	XBRL Taxonomy Extension Presentation

	*	FILED HEREWITH

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: February 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	February 6, 2017
Stephen L. Gurba
Director and Principal Executive Officer

/s/ Michael J. Perfetti	February 6, 2017
Michael J. Perfetti
Principal Financial and Accounting Officer

/s/ William E. McMillen	February 6, 2017
William E. McMillen
Director

/s/ Craig Schnee	February 6, 2017
Craig Schnee
Director

/s/ David Shapiro	February 6, 2017
David Shapiro
Director