Form 10-Q
period 2016-12-31
Bulova Technologies Group, Inc.
filed 2017-02-21
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 14, 2017, the Company had 498,658,688 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three months ended December 31, 2016 as reported in this Form 10Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three months ended December 31, 2016 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	September 30,
	(unaudited)	2016
ASSETS

Cash and equivalents	$398,261	$650,262
Accounts receivable, net	2,122,456	2,325,582
Inventory	421,331	421,331
Other current assets	356,368	353,203
Current assets from discontinued operations	-	-

Total current assets	3,298,416	3,750,378

Fixed assets, net	10,325,621	10,745,924
Other assets	124,739	113,215
Goodwill	4,789,772	4,789,772
Non-current assets from discontinued operations	-	-

Total Assets	$18,538,548	$19,399,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,620,540	$1,598,445
Accounts payable – related parties	1,888,442	1,786,436
Accrued expenses and other current liabilities	379,135	413,720
Accrued expenses and other current liabilities – related parties	1,299,876	1,137,163
Current portion of long term debt	5,517,903	4,553,201
Current portion of notes payable – related parties	258,544	412,720
Current liabilities from discontinued operations	1,104,000	1,111,962

Total current liabilities	12,068,440	11,013,647

Amounts due shareholders	402,104	419,260
Derivative liability	279,441	269,538
Long term debt, net of current portion	7,463,144	8,078,716
Notes payable – related parties, net of current portion	15,012,666	14,862,451
Long term liabilities from discontinued operations	10,800,000	10,800,000

Total liabilities	46,025,795	45,443,612

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at December 31, 2016 and September 30, 2016	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 478,658,688 and 343,752,151 issued and outstanding at December 31, 2016 and September 30, 2016	478,659	343,752
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,921,227	28,799,184
Accumulated deficit	(56,857,230)	(55,419,392)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(27,483,344)	(26,302,456)
Non-controlling interest in BT-Twiss Transport LLC	(3,903)	258,133
Total shareholders’ deficit	(27,487,247)	(26,044,323)

Total liabilities and shareholders’ deficit	$18,538,548	$19,399,289

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(Unaudited)

	Three Months Ended
	December 31,
	2016	2015

Revenues	$6,387,244	$413,269
Cost of revenues	4,714,669	293,004

Gross profit	1,672,575	120,265

Selling and administrative expense	1,912,914	547,645
Stock based compensation	-	1,703,499
Depreciation and amortization expense	360,477	17,221
Interest expense	1,054,602	277,497

Total expenses	3,327,993	2,545,862

Income (loss) from operations	(1,655,418)	(2,425,597)

Other income (expense)
Derivative gain (loss)	(9,903)	-
Other income (loss)	(5,756)	30,000

Income (loss) from continuing operations before income taxes	(1,671,077)	(2,395,597)

Income tax expense	-	-

Income (loss) from continuing operations	(1,671,077)	(2,395,597)
Income (loss) from discontinued operations, net of tax	(28,797)	(3,427)

Net loss	(1,699,874)	(2,399,024)
Net income attributable to non-controlling interest in BT-Twiss Transport LLC	(262,036)	-

Net loss attributable to Bulova Technologies Group, Inc.	$(1,437,838)	$(2,399,024)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$-	$(.04)
Income (loss) from discontinued operations	-	-
Net income (loss) per share	$-	$(.04)

Weighted average shares outstanding, basic and diluted	412,310,359	69,311,181

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Loss from continuing operations	$(1,671,077)	$(2,395,597)
Income (Loss) from discontinued operations	(28,797)	(3,427)
Net Loss	(1,699,874)	(2,399,024)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,477	17,221
Stock based payment for services	-	1,703,499
Amortization of debt discount	35,238	45,940
Loss on sale of fixed assets	5,756	-
Loss on change in fair value of derivative liability	9,903	-
Changes in operating assets and liabilities

Accounts receivable	203,126	(26,735)
Inventory	-	(492,063)
Prepaid expenses and other assets	(14,689)	25,828
Accounts payable and accrued expenses	504,153	630,990
Amounts due shareholders	(17,156)	165,320

Net cash flows from operating activities – continuing operations	(613,066)	(329,024)
Net cash flows from operating activities – discontinued operations	14,538	-
Net cash flows from operating activities	(598,528)	(329,024)

Cash flows from investing activities:
Acquisition of fixed assets	(374)	(1,846)
Proceeds from sale of assets	37,000	-

Net cash flows from investing activities – continuing operations	36,626	(1,846)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	36,626	(1,846)

Cash flows from financing activities:
Increases in long term debt	2,455,479	265,000
Repayment of long term debt	(2,094,863)	(174,819)
Increases in notes payable – related parties	185,500	193,500
Repayment of notes payable – related parties	(223,715)	-

Net cash flows from financing activities – continuing operations	322,401	283,681
Net cash flows from financing activities – discontinued operations	(12,500)	-
Net cash flows from financing activities	309,901	283,681

Increase (decrease) in cash and cash equivalents	(252,001)	(47,189)
Cash and cash equivalents, beginning	650,262	70,347

Cash and cash equivalents, ending	$398,261	$23,158

Cash paid for interest	$921,979	$74,359

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

●	October 2016, the Company issued 6,561,299 common shares associated with conversion of debt
●	October 2016, the Company issued 7,500,000 common shares associated with the exercise of warrants
●	December 2016, the Company issued 26,041,667 common shares as a partial payment on a settlement
●	December 2016, the Company issued 67,000,000 common shares as a partial payment on an account payable to a related party
●	December 2016, the Company issued 27,803,571 common shares as a conversion of debt

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid- In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition			3,000,000	3,000			154,500			157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Issuance of shares for debt conversion			206,458,988	206,459			116,324			322,783
Issuance of shares from the exercise of warrants			39,000,000	39,000			74,300			113,300
Net loss for the year ended September 30, 2016								(8,068,885)	258,133	(7,810,752)

Balances, September 30, 2016	4,000,000,000	$40,000	343,752,151	$343,752	$(66,000)	$-	$28,799,184	$(55,419,392)	$258,133	$(26,044,323)
Issuance of shares for debt conversion			6,561,299	6,561			(6,561)			-
Issuance of shares from the exercise of warrants			7,500,000	7,500			6,750			14,250
Issuance of shares for a settlement			26,041,667	26,042			(1,042)			25,000
Issuance of shares as partial satisfaction of an account payable to a related party			67,000,000	67,000			140,700			207,700
Issuances of shares for debt conversion			27,803,571	27,804			(17,804)			10,000
Net loss for the three months ended December 31, 2016								(1,437,838)	(262,036)	(1,699,874)

Balances, December 31, 2016	4,000,000,000	$40,000	478,658,688	$478,659	$(66,000)	$-	$28,921,227	$(56,857,230)	$(3,903)	$(27,487,247)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

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

The accompanying consolidated balance sheet as of September 30, 2016, has been derived from audited financial statements.

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At December 31, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of December 31, 2016, is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, this operation was located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party. As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA expired in October 2015. Ordnance has not sought any new contracts from the DoD since 2012. Ordnance is engaged currently in litigation with the DoD concerning the propriety of an order issued under the BPA which took place in December 2013.

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

●

Twiss Transport, Inc. is a full-service Truckload and LTL freight shipping company specializing in the transportation of Frozen, Chilled and Dry goods to and from anywhere within the Continental United States.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2016, and September 30, 2016 and the results of operations and cash flows for the three months ended December 31, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Concentrations – Major Customers

For the three months ended December 31, 2016, approximately 35% of the revenue accounted for within the Company’s transportation business segment was provided by two customers, one representing approximately 25% and the other approximately 10%.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At December 31, 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of December 31, 2016, is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At December 31, 2016 and September 30, 2016, the Company has provided an allowance for doubtful accounts of $11,468 and $11,468 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at Decedmber 31, 2016 and September 30, 2016 is as follows:

	December 31,	September 30,
	2016	2016
Finished goods	$371,331	$371,331
Materials and supplies	50,000	50,000

Total inventory of continuing operations	$421,331	$421,331

Other current assets

Other current assets are comprised of the following at December 31, 2016 and September 30, 2016

	December 31, 2016	September 30, 2016

Prepaid expenses and deposits	$356,368	$353,203

	$356,368	$353,203

Fixed Assets

Fixed assets stated at cost, less accumulated depreciation. Capital lease assets are recognized at the lower of fair market value or the present value of future minimum lease payments. Depreciation on assets under capital leases is included in depreciation expense. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition are valued at fair value.

Fixed assets are comprised of the following at December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016

Funiture, fixtures and equipment	421,666	476,350
Tractors and trailers	9,936,769	9,936,769
Capital lease assets	1,336,243	1,336,243
Vehicle and other	6,724	39,654
	11,701,402	11,789,016
Less accumulated depreciation	(1,375,781)	(1,043,092)

Net property, plant and equipment	$10,325,621	$10,745,924

Other assets

Other assets are comprised of the following at December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016
Advances - Bulova Technologies Compliance & Security	$97,438	$85,729
Refundable deposits	27,301	27,486

	$124,739	$113,215

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of December 31, 2016, in the amount of $279,441.

December 31,
2016

Expected Life in Years	0.5
Risk-free Interest Rates	0.51%
Volatility	331.56%
Dividend Yield	0%

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the results of Bulova Technologies Ordnance Systems LLC, formerly our government contracting segment as discontinued operations. The application of ASC 205-20 is discussed in Note 3 “Discontinued Operations”

Revenue Recognition

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $45,266 for the three months ended December 31, 2016 as compared to $34,450 for the three months ended December 31, 2015.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2016, there were 140,780,832 common stock equivalents that were anti-dilutive and were not included in the calculation.

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

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at December 31, 2016 and September 30, 2016 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Three Months Ended December 31,
	2016	2015

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	(28,797)	(276,622)
Other income (expense)	-	398,148
Income (loss) from operations	(28,797)	121,526
Gain on disposal of discontinued operations	-	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$(28,797)	$121,526

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,	September 30,
	2016	2016

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$-	$462
Current portion of long-term debt	1,104,000	1,111,500
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	1,104,000	1,111,962
Deferred revenue - contract dispute	10,800,000	10,800,000
Total liabilities from discontinued operations	$11,904,000	$11,911,962

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

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through December 31, 2016. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

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

5.	Contract Dispute - Discontinued Operations

At December 31, 2016 and September 30, 2016, the Company has included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represents deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. The Company has asserted various claims in this dispute and, consequently, is carrying this amount as long term pending resolution of the counter claims. There can be no assurance with respect to the outcome of this dispute.

6.	Long Term Debt

Long term debt consisted of the following at:

	September 30, 2016	September 30, 2016

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,104,000	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	-	17,187

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	123,814	131,495

Various notes payable to EIN CAP in various amounts with no stipulated interest rate, and various maturity dates, unsecured	95,077	72,360

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured.	911,199	988,475

Various notes payable to Yellowstone Capital in various amounts with no stipulated interest rate, and various maturity dates, unsecured	211,869	145,438

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	1,163,853

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $36,252 and $38,472 respectively, secured by the assets of BT-Twiss Transport, LLC.	1,760,788	1,820,594

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured.	211,357	365,151

Financing agreements for the purchase of insurance through Bank Direct payable in monthly installments	12,371	21,500

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $54,769.	6,128,572	6,408,431

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	388,734	409,820

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	993,633	1,087,613

Various notes payable to Ace Funding in various amounts, with no stipulated interest rate, and various maturity dates, unsecured.	143,633	-

	14,085,047	13,743,417

Less current portion pertaining to continuing operations	(5,517,903)	(4,553,201)

Less current portion pertaining to discontinued operations	(1,104,000)	(1,111,500)

Less long term portion associated with discontinued operations	-	-

	$7,463,144	$8,078,716

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended December 31,

2017	$6,621,903

2018	2,212,318

2019	1,692,768

2020	1,767,550

2021	1,790,508

Thereafter	-

$14,085,047

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	September 30, 2016	September 30, 2016

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	119,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $155,000 and the balance of $403,712 on March 31, 2020	558,712	556,212

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	186,000	165,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	192,000	180,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	240,000	150,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $530,833 and $563,333 respectively	2,866,794	2,834,294

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	4,666,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $28,654 and $30,408 respectively.	2,279,158	2,282,746

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	26,050	34,423

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	400,000

Short term advance in the amount of $150,000, non-interest bearing, payable on demand. This advance was paid in full on October 5, 2016	-	150,000

	15,271,210	15,275,171

Less current portion pertaining to continuing operations	258,544	412,720

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-

	$15,012,666	$14,862,451

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended December 31,

2017	$258,544

2018	477,497

2019	81,151

2020	4,959,516

2021	7,629,043

Thereafter	1,865,459

$15,271,210

As of December 31, 2016, and September 30, 2016 there is an amount of accrued interest on related party notes payable of $1,299,876 and $1,137,163 respectively included in accrued expenses – related party for each year.

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

On January 1 2009 the Company acquired for stock of 3SI Holdings in exchange for shares of the Company's common stock. For income tax purposes this transaction has been treated as a tax-free reorganization under the provisions of Section 368A of the Internal Revenue Code. 3SI Holdings had various net operating loss carry over’s. Because of the change in ownership of 3SI Holdings, the net operating loss carry-overs will transfer to the Company. The transferred net operating losses are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code to offset future taxable income of the Company. These net operating loss carry-overs are included in the deferred tax asset of the Company.

The Company has previously recognized an income tax benefit for its operating losses generated since inception through September 30 2016 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s history of losses and other negative evidence, the Company has determined that the valuation allowance should be increased accordingly to offset the entire deferred tax asset.

As of September 30, 2016, the Company has estimated net operating losses of approximately $28,950,000. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carry forwards will expire in 2022 through 2036.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	12/31/2016	9/30/2016

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$278,420	$6,108,824	$6,387,244
Cost of Sales	261,400	4,453,269	4,714,669

Gross profit	17,020	1,655,555	1,672,575
Selling, general and administrative expenses	200,048	1,409,631	1,609,679
Depreciation and interest expenses	45,122	620,260	665,382

Income (loss) from operations	(228,150)	(374,336)	(602,486)
Other income (expense)	(5,756)	-	(5,756)

Net income (loss)	$(233,906)	$(374,336)	$(608,242)

Total Assets	$791,747	$12,860,145	$13,651,892

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$6,387,244
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$6,387,244

Net loss
Total loss for reportable segments			$(608,242)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(303,235)
Loss from discontinued operations			(28,797)
Change in fair value of derivative liability			(9,903)
Depreciation and interest expense			(749,697)

Total consolidated net loss			$(1,699,874)

Assets
Total assets for reportable segments			$13,651,892
Goodwill			4,789,772
Corporate investments and other assets			96,884

Total consolidated assets			$18,538,548

9.	Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At December 31, 2016 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

On August 27, 2014, Bulova Technologies Machinery LLC entered into a six-year lease for a facility which includes 29,000 square feet of office, showroom and warehouse space in Clearwater, Florida for $13,500 per month, and relocated all of its operations to this facility. This facility is leased from an entity controlled by shareholders of the Company. In September 2016, the property was sold, and the lease was cancelled.

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. BT-Twiss Transport LLC leases approximately 35,000 square feet of office, warehouse and maintenance space situated on approximately 10 acres in Largo, Florida, to facilitate all corporate operations as well as the trucking business of Twiss Transport, Inc. for $30,000 per month under a 20-year lease through November 1, 2035. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida commencing with a base rental of $82,534 per month through June 30, 2016, and adjusted upward by 3% annually through June 30, 2020. Twiss Logistics, Inc. currently leases office space on a month to month basis.

The Company has also leased on a month to month basis, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the three months ended December 31, 2016 and 2015, was approximately $406,048 and $51,927 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of December 31, 2016, are as follows:

Period ended December 31,

2017	$1,395,427

2018	1,426,489

2019	1,458,484

2020	917,359

2021	360,000

Thereafter	5,079,000

$10,636,759

10.	Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of December 31, 2016, there is a balance outstanding to Stephen L Gurba of $334,604, and a balance outstanding to Gary Shapiro of $67,500, totaling $402,104. This amount is reported on the balance sheet as amounts due shareholders.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of December 31, 2016, and September 30, 2016, the Company had a balance payable to Craigmore of $1,542,356 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year. During December 2016, the Company issued 67,000,000 common shares to Craigmore using a valuation of $.0031 per share, for a total of $207,700.

During the year ended September 30, 2016, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of December 31, 2016, there is an amount due from Compliance of $97,438. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of December 31, 2016, and September 30, 2016, the total amount outstanding under these related party notes is $5,033,053 and $4,907,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

On February 6, 2015, the Company issued a $4,000,000 7% Convertible Promissory Note payable to Richard Welkowitz, with interest payable quarterly and a maturity date of February 15, 2021. The holder shall have the right at any time prior to June 30, 2017 to convert into common stock of the Company up to $250,000 of the debt in increments not less than $10,000 at 65% of the average of the lowest three trading prices during 10 days prior to conversion. The balance of the debt may be converted into common stock of the Company at the following exchange rate: year 1; $.10/share: year 2, $.20/share; year 3, $.30/share; year 4, $.40/share; and year 5, $.50/share. Additionally, as part of the financing agreement, the Company issued 12,000,000 warrants to purchase the common stock of the Company at a strike price of $.02 per share for a period of ten years. The value of these warrants has been accounted for as a debt discount in the initial amount of $779,999 and is being amortized over the six-year life of the loan. This note is secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired.

On January 28, 2016, the Company, in conjunction with the purchase of Twiss Transport, Twiss Logistics and Twiss cold storage, issued a $4,666,155 5% Convertible Promissory Note payable to Ron Damico Jr with interest payable quarterly, as well as 3,000,000 restricted common shares, and a ten-year warrant to buy 500,000 common shares.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the three months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2016	140,780,832	$0.02	8.6	$-
Granted / Vested	-	$0.05
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – December 31, 2016	140,780,832	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2016	140,780,832	$0.02	8.6	$-
Outstanding Exercisable – December 31, 2016	140,780,832	$0.02	8.8	$0.04

12.	Subsequent Events

During January 2017, the Company issued 20,000,000 common shares as partial payment of debt

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

2. Results of operations:

For the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended December 31, 2016 and 2015.

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

Ordnance did not have any revenue for the three months ended December 31, 2016 and 2015.

Ordnance did not incur any costs of revenues for the three months ended December 31, 2016 or 2015.

Ordnance did not realize any gross profit for the three months ended December 31, 2016 or 2015.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended December 31, 2016 of $28,797 is an increase of $25,370 when compared to operating expenses and interest for the three months ended December 31, 2015 of $3,427, and is due primarily to professional fees.

Continuing Operations

Revenue for continuing operations for the three months ended December 31, 2016 of $6,387,244 is an increase of $5,973,975 when compared to the revenue for the three months ended December 31, 2015 of $413,269, and is primarily due to the acquisition of the Transportation businesses in January 2016.

Cost of revenues for continuing operations for the three months ended December 31, 2016 of $4,714,669 is an increase of $4,421,665 when compared to the cost of revenues for the three months ended December 31, 2015 of $293,004, and is primarily due to the acquisition of the Transportation businesses in January 2016, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended December 31, 2016 of $1,672,575 is a large increase of $1,552,310 when compared to the gross profit for the three months ended December 31, 2015 of $120,265 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the three months ended December 31, 2016 of $1,912,914 is an increase of $1,365,269 when compared to selling and administrative expense for the three months ended December 31, 2015 of $547,645. The Company did not have any stock based compensation for the three months ended December 31, 2016 as compared to stock based compensation for the three months ended December 31, 2015 of $1,703,499.

Interest expense for continuing operations for the three months ended December 31, 2016 of $1,054,602 is an increase of $777,105 when compared to interest expense of $277,497 for the three months ended December 31, 2015.

3. Liquidity and capital resources:

As of December 31, 2016, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business.

As of December 31, 2016, we had $398,261 in cash and cash equivalents.

Cash flows used in operating activities was $598,528 for the three months ended December 31, 2016.

Cash flows provided by in investing activities was $36,626 for the three months ended December 31, 2016.

Cash flows provided by financing activities were $309,901 for the three months ended December 31, 2016.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. Concurrently, the Army demanded repayment of approximately $12,000,000 of payments provided previously to Ordnance under that contract. Ordnance appealed the termination on October 26, 2010. Ordnance challenged this decision before the Armed Services Board of Contract Appeals (“ASBCA”). In January 2014, a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. Based on this decision, which recognized both that the Army had improperly terminated a portion of the contract, converting that portion of the contract to a termination for convenience (which entitles Ordnance to payment of its termination costs by the Army) and implicitly that the Army had delayed unreasonably in supplying contractually-required documents to Ordnance. Ordnance submitted a termination for convenience claim in excess of $1,400,000 to the Army in April 2014 and a delay claim in excess of $3,200,000 in October 2014, the principle reason Ordnance has been maintained as a legal entity. The Army will likely pursue Ordnance for the balance of the $12,000,000 (plus interest and penalties). The assets of Ordnance were sold at arms-length to an independent third party and virtually all of the proceeds distributed to secured and unsecured third party creditors. There can be no assurance that the Government will not seek to either reverse the sale of Ordnance’s assets or pursue Bulova Technologies Group as the parent corporation of Ordnance and, if such actions were successful, these actions could have a material adverse effect on Bulova Technologies Group.

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

The Navy has terminated a contract, which originally called for the delivery of 11,085 Hand Held Signal Flares from May 2012 to approximately September 2014, as a result of the unwillingness of the Defense Contract Management Agency to recognize the novation of the contract to the purchaser of the assets of Ordnance.

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

DATED: February 21, 2017