Form 10-Q/A
period 2016-12-31
Bulova Technologies Group, Inc.
filed 2017-02-24
CIK 317889

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended December 31, 2016 amends the Quarterly Report on Form 10-Q that was originally filed on February 21, 2017 (the “Quarterly Report”) to:

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

DATED: February 24, 2017