Form 10-Q
period 2017-03-31
Bulova Technologies Group, Inc.
filed 2017-05-22
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-09358

BULOVA TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	83-0245581 (IRS Employer Identification No.)

1501 Lake Avenue SE
Largo, Florida 33771
(Address of principal executive offices) (Zip Code)

(727) 536-6666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of May 20, 2017, the Company had 499,658,688 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three and six months ended March 31, 2017 as reported in this Form 10Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three and six months ended March 31, 2017 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statement on forms S-2 and S-3.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	September 30,
	(unaudited)	2016
ASSETS

Cash and equivalents	$305,503	$650,262
Accounts receivable, net	2,301,620	2,325,582
Inventory	219,431	421,331
Other current assets	345,410	353,203
Current assets from discontinued operations	-	-

Total current assets	3,171,964	3,750,378

Fixed assets, net	10,166,071	10,745,924
Other assets	159,557	113,215
Goodwill - (Note 4)	4,789,772	4,789,772
Non-current assets from discontinued operations	-	-

Total Assets	$18,287,364	$19,399,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,433,803	$1,598,445
Accounts payable – related parties	2,142,055	1,786,436
Accrued expenses and other current liabilities	372,760	413,720
Accrued expenses and other current liabilities – related parties	1,347,641	1,137,163
Current portion of long term debt	8,801,080	4,553,201
Current portion of notes payable – related parties	282,046	412,720
Current liabilities from discontinued operations	-	1,111,962

Total current liabilities	14,379,385	11,013,647

Amounts due shareholders	173,822	419,260
Derivative liability	270,277	269,538
Long term debt, net of current portion	7,505,498	8,078,716
Notes payable – related parties, net of current portion	14,934,447	14,862,451
Long term liabilities from discontinued operations	-	10,800,000

Total liabilities	37,263,429	45,443,612

Commitments and contingencies – (Note 9)	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at March 31, 2017 and September 30, 2016	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 499,658,688 and 343,752,151 issued and outstanding at March 31, 2017 and September 30, 2016	499,659	343,752
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,910,827	28,799,184
Accumulated deficit	(48,230,938)	(55,419,392)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(18,846,452)	(26,302,456)
Non-controlling interest in BT-Twiss Transport LLC	(129,613)	258,133
Total shareholders’ deficit	(18,976,065)	(26,044,323)

Total liabilities and shareholders’ deficit	$18,287,364	$19,399,289

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	6,259,160	4,987,243	$12,646,404	$5,400,512
Cost of revenues	4,552,222	3,612,297	9,266,891	3,905,301

Gross profit	1,706,938	1,374,946	3,379,513	1,495,211

Selling and administrative expense	1,882,491	1,638,286	3,795,405	2,185,931
Stock based compensation	3,100	112,500	3,100	1,815,999
Depreciation and amortization expense	351,361	182,345	711,838	198,233
Interest expense	1,770,714	449,698	2,825,316	728,528

Total expenses	4,007,666	2,382,829	7,335,659	4,928,691

Loss from operations	(2,300,728)	(1,007,883)	(3,956,146)	(3,433,480)

Other income (expense)
Derivative gain (loss)	9,164	-	(739)	-
Other income (loss)	334	103,769	(5,422)	133,769

Loss from continuing operations before income taxes	(2,291,230)	(904,114)	(3,962,307)	(3,299,711)

Income tax expense	-	-	-	-

Loss from continuing operations	(2,291,230)	(904,114)	(3,962,307)	(3,299,711)
Income (loss) from discontinued operations, net of tax
Operating expenses and interest	(4,588)	(467,135)	(33,385)	(470,562)
Gain on deconsolidation of subsidiary	10,796,400	-	10,796,400	-

Total income (loss) from discontinued operations, net of tax	10,791,812	(467,135)	10,763,015	(470,562)

Net income (loss)	8,500,582	(1,371,249)	6,800,708	(3,770,273)
Net income (loss) attributable to non-controlling interest in BT-Twiss Transport LLC	(125,710)	25,670	(387,746)	25,670

Net income (loss) attributable to Bulova Technologies Group, Inc.	8,626,292	(1,396,919)	$7,188,454	$(3,795,943)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$-	$(.02)	$(.01)	$(.05)
Income (loss) from discontinued operations	.02	-	.02	-
Net income (loss) per share	$.02	$(.02)	$.01	$(.05)

Weighted average shares outstanding, basic and diluted	498,869,799	78,323,953	454,900,192	73,815,649

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Loss from continuing operations	$(3,962,307)	$(3,299,711)
Income (Loss) from discontinued operations	10,763,015	(470,562)
Net income (loss)	6,800,708	(3,770,273)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	711,838	198,233
Stock based compensation	3,100	1,815,999
Amortization of debt discount	82,716	98,523
Interest expense from refinance transactions	1,110,277	-
Gain on sale of fixed assets	(2,285)	(73,728)
Loss on change in fair value of derivative liability	739	-
Changes in operating assets and liabilities

Accounts receivable	23,962	(699,289)
Inventory	201,900	(508,325)
Prepaid expenses and other assets	(38,549)	(264,304)
Accounts payable and accrued expenses	607,445	1,408,031

Net cash flows from operating activities – continuing operations	9,501,851	(1,795,133)
Net cash flows from operating activities – discontinued operations	(10,800,462)	450,000
Net cash flows from operating activities	(1,298,611)	(1,345,133)

Cash flows from investing activities:
Acquisition of fixed assets	(1,172)	(1,846)
Cash purchased with business acquisition	-	196,229
Proceeds from disposal of assets	151,647	132,500
Cash payments in business acquisition	-	(5,166,155)

Net cash flows from investing activities – continuing operations	150,475	(4,845,823)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	150,475	(4,845,823)

Cash flows from financing activities:
Repayment of amounts due shareholders	(245,438)	-
Increases in long term debt	4,522,572	7,445,530
Repayment of long term debt	(3,319,070)	(891,344)
Increases in notes payable – related parties	185,500	133,940
Repayment of notes payable – related parties	(312,687)	-

Net cash flows from financing activities – continuing operations	830,877	6,688,126
Net cash flows from financing activities – discontinued operations	(27,500)	-
Net cash flows from financing activities	803,377	6,688,126

Decrease in cash and cash equivalents	(344,759)	(497,170)
Cash and cash equivalents, beginning	650,262	70,347

Cash and cash equivalents, ending	$305,503	$567,517
Cash paid for interest	$1,404,549	$403,295
Cash paid for taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities

December 2015, issuance of 1,000,000 common stock warrants in satisfaction of debt	$-	$26,228
January 2016, issuance of 5,100,000 common shares in partial satisfaction of debt	$-	$306,000
October 2016, issuance of 6,561,299 common shares as a true up to a prior conversion of debt	$-	$-
October 2016, issuance of 7,500,000 common shares from exercise of warrants	$14,250	$-
December 2016, issuance of 26,041,667 as partial payment on a settlement	$25,000	$-
December 2016, issuance of 67,000,000 common shares as partial payment of account payable to a related party	$207,700	$-
December 2016, issuance of 27,803,571 common shares as conversion of debt	$10,000	$-
January 2017, issuance of 20,000,000 common shares as conversion of debt	$7,500	$-
February 2017, issuance of 1,000,000 common shares for services	$3,100	$-
Financed the acquisition of new equipment	$296,619	$-
Satisfaction of debt on sale of assets	$16,444	$-
Principal and interest payments through refinanced debt	$2,981,894	$-

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition			3,000,000	3,000			154,500			157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Issuance of shares for debt conversion			206,458,988	206,459			116,324			322,783
Issuance of shares from the exercise of warrants			39,000,000	39,000			74,300			113,300
Net loss for the year ended September 30, 2016								(8,068,885)	258,133	(7,810,752)

Balances, September 30, 2016	4,000,000,000	$40,000	343,752,151	$343,752	$(66,000)	$-	$28,799,184	$(55,419,392)	$258,133	$(26,044,323)
Issuance of shares for debt conversion			6,561,299	6,561			(6,561)			-
Issuance of shares from the exercise of warrants			7,500,000	7,500			6,750			14,250
Issuance of shares for a settlement			26,041,667	26,042			(1,042)			25,000
Issuance of shares as partial satisfaction of an account payable to a related party			67,000,000	67,000			140,700			207,700
Issuances of shares for debt conversion			27,803,571	27,804			(17,804)			10,000
Issuance of shares for debt conversion			20,000,000	20,000			(12,500)			7,500
Issuance of shares for services			1,000,000	1,000			2,100			3,100
Net income (loss) for the six months ended March 31, 2017								7,188,454	(387,746)	6,800,708

Balances, March 31, 2017	4,000,000,000	$40,000	499,658,688	$499,659	$(66,000)	$-	$28,910,827	$(48,230,938)	$(129,613)	$(18,976,065)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2017

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At March 31, 2017, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of March 31, 2017, is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

Bulova Technologies Ordnance Systems LLC. - Prior to discontinuance, this operation was located on 261 acres in Mayo, Florida. Ordnance was a load, assembly, and pack facility specializing in fuzes, safe and arming devices and explosive simulators. Bulova Technologies Ordnance Systems LLC is registered with the United States Department of State Directorate of Defense Trade Controls (DDTC). It produced a variety of pyrotechnic devices, ammunition and other energetic materials for the U. S. Government and other allied governments throughout the world. In October 2012, Ordnance sold substantially all of its assets to an unrelated party.  As a result, the only remaining work with the DoD performed by Ordnance was the nominal performance of the contracts which were transferred (until a novation of the transferred contracts was to take place) and a remaining blanket purchase agreement (BPA) with the DoD whereby the DoD may order non-standard (e.g. Eastern European) weapons for shipment to friendly forces abroad. The BPA expired in October 2015. Ordnance has not sought any new contracts from the DoD since 2012. On March 29, 2017, the Company sold all of its ownership interests in Ordnance.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position as of March 31, 2017, and September 30, 2016 and the results of operations and cash flows for the three and six months ended March 31, 2017 and 2016.

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Business Segments

Commencing with the acquisition of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc., the Company began operating in two distinct business segments, transportation services and commercial sales. The transportation segment provides freight handling as well as transport, and the commercial sales segment is involved in sales and distribution of industrial machines, ammunition, and healthcare products. Financial information by segment is presented in the notes to the consolidated financial statements.

Concentrations – Major Customers

For the six months ended March 31, 2017, approximately 33% of the revenue accounted for within the Company’s transportation business segment was provided by two customers, one representing approximately 25% and the other approximately 8%.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximated fair value due to the short-term maturity of the instruments. Debt obligations are carried at cost, which approximated fair value due to the prevailing market rate for similar instruments.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the consolidated financial statements. This value was evaluated on a recurring basis (at least annually). Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At March 31, 2017, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of March 31, 2017, is $0.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits in major financial institutions in the United States. At times deposits within a bank may exceed the amount of insurance provided on such deposits. Generally, these deposits are redeemed upon demand and, therefore, are considered by management to bear minimal risk.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At March 31, 2017 and September 30, 2016, the Company has provided an allowance for doubtful accounts of $0 and $11,468 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market is generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at March 31, 2017 and September 30, 2016 is as follows:

	March 31,	September 30,
	2017	2016
Finished goods	$169,431	$371,331
Materials and supplies	50,000	50,000

Total inventory of continuing operations	$219,431	$421,331

Other current assets

Other current assets are comprised of the following at March 31, 2017 and September 30, 2016

	March 31, 2017	September 30, 2016

Prepaid expenses and deposits	$345,410	$353,203

	$345,410	$353,203

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

Fixed assets are comprised of the following at March 31, 2017 and September 30, 2016

	March 31,	September 30,
	2017	2016

Funiture, fixtures and equipment	422,464	476,350
Tractors and trailers	10,057,170	9,936,769
Capital lease assets	1,336,243	1,336,243
Vehicle and other	6,724	39,654
	11,822,601	11,789,016
Less accumulated depreciation	(1,656,530)	(1,043,092)

Net property, plant and equipment	$10,166,071	$10,745,924

Other assets

Other assets are comprised of the following at March 31, 2017 and September 30, 2016

	March 31,	September 30,
	2017	2016
Advances - Bulova Technologies Compliance & Security	$134,938	$85,729
Refundable deposits	24,619	27,486

	$159,557	$113,215

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of March 31, 2017, in the amount of $270,277.

March 31,
2017

Expected Life in Years	0.25
Risk-free Interest Rates	0.76%
Volatility	336.20%
Dividend Yield	0%

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $7,242 for the six months ended March 31, 2017 as compared to $21,165 for the six months ended March 31, 2016.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2017, there were 140,780,832 vested common stock warrants outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive due to current market prices.

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

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has sustained substantial losses, and has minimal assets. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.	Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at March 31, 2017 and September 30, 2016 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

On March 29, 2017, the Company entered into a Member Purchase Agreement, to sell all of the membership interests of this wholly-owned subsidiary. The buyer is an independent third party and has no prior relationship to the Company and / or its officers. The Company recognized a gain on the deconsolidation of this subsidiary within the accounting for this discontinued operation as of March 31, 2017.

Summarized operating results for discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses and interest	(4,588)	(467,135)	(33,385)	(470,562)
Other income (expense)	-	-	-	-
Income (loss) from operations	(4,588)	(467,135)	(33,385)	(470,562)
Gain on deconsolidation of subsidiary	10,796,400	-	10,796,400	-
Income tax benefit	-	-	-	-
Income (loss) from discontinued operations, net of tax	$10,791,812	$(467,135)	$10,763,015	$(470,562)

The income (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31,	September 30,
	2017	2016

Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Other current assets	-	-
Total current assets from discontinued operations	-	-
Property plant and equipment - net	-	-
Other assets	-	-
Total assets from discontinued operations	$-	$-

Accounts payable and accrued expenses	$-	$462
Current portion of long-term debt	-	1,111,500
Provision for loss on disposal of business segment	-	-
Total current liabilities from discontinued operations	-	1,111,962
Deferred revenue - contract dispute	-	10,800,000
Total liabilities from discontinued operations	$-	$11,911,962

4.	Business Combination – Variable Interest Entity and Intangibles

BT-Twiss Transport, LLC

As discussed in Note 1, on January 28, 2016, the Company, through its joint venture entity, BT-Twiss Transport LLC, closed on the acquisition of 100% of the outstanding stock of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage, Inc. in a transaction accounted for as a variable interest entity. The determination to include a variable interest entity in the consolidated financial statements of the Company is based on an evaluation of the benefits and obligations associated with the Company’s active role in the entity’s design and involvement in its ongoing activities. More specifically, was the determination that the Company is established as the primary beneficiary based on possessing both of the following:

●	Power to direct the activities of the VIE that most significantly impact the entity’s economic performance through an operating agreement entrusting full operational control and assets to the Company.

●	An exposure to absorb losses of the entity that could potentially be significant to the VIE through the provision of approximately $4.6 million dollars of financing to complete the acquisition through convertible debt.

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through March 31, 2017. The recorded cost of this acquisition was based upon the fair value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

The total purchase price of the three companies was calculated as follows:

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

5.	Contract Dispute - Discontinued Operations

At September 30, 2016, and through March 29, 2017, the Company included in liabilities of discontinued operations the amount of $10,800,000 relative to a contract performance dispute of its then wholly owned subsidiary, Bulova Technologies Ordnance Systems LLC, with the US Government. This amount represented deferred revenue arising from the percentage of completion accounting applied to a contract that was terminated prior to its completion. Ordnance asserted various claims in this dispute and, consequently, carried this amount as long term pending resolution of the counter claims. On March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC is no longer included in the consolidated financial statements of the Company.

6.	Long Term Debt

Long term debt consisted of the following at:

	March 31, 2017	September 30, 2016

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,066,500	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	-	17,187

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	115,993	131,495

Various notes payable to EIN CAP in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $154,452 net of discount of $35,248 and $102,335 net of discount of $29,975 respectively.	119,204	72,360

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $2,400,546 net of discount of $683,620 and $1,173,521 net of discount of $185,046 respectively	1,716,926	988,475

Various notes payable to Yellowstone Capital in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $370,235 net of discount of $88,204 and $212,382 net of discount of $66,944 respectively/	282,031	145,438

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	1,163,853

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $34,033 and $38,472 respectively, secured by the assets of BT-Twiss Transport, LLC.	1700,066	1,820,594

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $244,286 net of discount of $43,714 and $454,752 net of discount of $89,601 respectively	200,572	365,151

Financing agreements for the purchase of insurance through Bank Direct payable in monthly installments	5,006	21,500

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $49,292 and $54,769 respectively.	5,428,112	6,408,431

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	1,101,110	409,820

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	898,478	1,087,613

Various notes payable to Ace Funding in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $237,105 net of discount of $52,513.	184,592	-

Note payable to RAM Capital, with no stipulated interest rate, unsecured.	122,205	-

Note payable to Caymus Funding, Inc., with no stipulated interest rate, unsecured	281,818	-

Note payable to New Era, with no stipulated interest rate, unsecured.	93,030	-

Two promissory notes payable to LiftForward, Inc., each in the amount of $510,000, each payable in twenty-four monthly installments of $25,997.23, with a maturity date of January 28, 2019, net of unamortized loan costs of $47,208.	937,935	-

Convertible promissory note payable to Power Up Lending Group LTD in the amount of $53,000, bearing interest at 8% per annum, with a maturity date of October 28, 2017.	53,000	-

	16,306,578	13,743,417

Less current portion pertaining to continuing operations	(8,801,080)	(4,553,201)

Less current portion pertaining to discontinued operations	-	(1,111,500)

Less long term portion associated with discontinued operations	-	-
	$7,505,498	$8,078,716

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended March 31,
2018	$8,801,080
2019	2,418,235
2020	1,770,549
2021	2,460,350
2022	846,847
Thereafter	9,517
$16,306,578

6.	Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	March 31, 2017	September 30, 2016

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	119,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $155,000 and the balance of $403,712 on March 31, 2020	558,712	556,212

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	186,000	165,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	192,000	180,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	150,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $498,333 and $563,333 respectively	2,899,294	2,834,294

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	4,666,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $26,900 and $30,408 respectively.	2,260,519	2,282,746

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	17,472	34,423

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	400,000

Short term advance in the amount of $150,000, non-interest bearing, payable on demand. This advance was paid in full on October 5, 2016	-	150,000

	15,216,493	15,275,171
Less current portion pertaining to continuing operations	282,046	412,720

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-
	$14,934,447	$14,862,451

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended March 31,

2018	$282,046

2019	478,999

2020	4,867,271

2021	9,588,177

2022	-

Thereafter	-

$15,216,493

As of March 31, 2017, and September 30, 2016 there is an amount of accrued interest on related party notes payable of $1,347,641 and $1,137,163 respectively included in accrued expenses – related party for each year.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	3/31/2017	9/30/2016

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

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

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 2017 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$713,217	$11,933,187	$12,646,404
Cost of Sales	705,502	8,561,389	9,266,891

Gross profit	7,715	3,371,798	3,379,513
Selling, general and administrative expenses	332,708	2,734,469	3,067,177
Depreciation and interest expenses	961	1,210,939	1,211,900

Income (loss) from operations	(325,954)	(573,610)	(899,564)
Other income (expense)	(5,756)	334	(5,422)

Net income (loss)	$(331,710)	$(573,276)	$(904,986)

Total Assets	$616,835	$12,586,341	$13,203,176

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$12,646,404
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$12,646,404

Net loss
Total loss for reportable segments			$(904,986)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(728,228)
Stock based compensation			(3,100)
Income from discontinued operations and deconsolidation of subsidiary			10,763,015
Change in fair value of derivative liability			(739)
Depreciation and interest expense			(2,325,254)

Total consolidated net loss			$6,800,708

Assets
Total assets for reportable segments			$13,203,176
Goodwill			4,789,772
Corporate investments and other assets			294,416

Total consolidated assets			$18,287,364

9.	Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At March 31, 2017 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

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

The Company has also leased on a month to month basis as needed, an office in Frankfurt, Germany to facilitate its European program.

Total rent expense for the three and six months ended March 31, 2017 and 2016, was approximately $727,372 and $327,624 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of March 31, 2017, are as follows:

Period ended March 31,

2018	$1,403,078

2019	1,434,370

2020	1,466,601

2021	638,679

2022	360,000

Thereafter	4,989,000

$10,291,728

10.	Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of March 31, 2017, there is a balance outstanding to Stephen L Gurba of $106,322, and a balance outstanding to Gary Shapiro of $67,500, totaling $173,822. This amount is reported on the consolidated balance sheet as amounts due shareholders.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of March 31, 2017, and September 30, 2016, the Company had a balance payable to Craigmore of $2,142,055 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year. During December 2016, the Company issued 67,000,000 common shares as a partial payment on these payables to Craigmore using a valuation of $.0031 per share, for a total of $207,700.

During the six months ended March 31, 2017, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of March 31, 2017, there is an amount due from Compliance of $134,938. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of March 31, 2017, and September 30, 2016, the total amount outstanding under these related party notes is $4,973,053 and $4,907,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

During January 2017, the Company issued 20,000,000 common shares as partial payment of debt.

During February 2017, the Company issued 1,000,000 common shares for services.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the six months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2016	140,780,832	$0.04	7.8	$-
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-

Warrants Outstanding – March 31, 2017	140,780,832	$0.04	7.3	$-

Outstanding Exercisable – October 1, 2016	140,780,832	$0.04	7.8	$-
Outstanding Exercisable – March 31, 2017	140,780,832	$0.04	7.3	$-

12.	Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the three months ended March 31, 2017 and 2016.

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

On March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC is no longer included in the consolidated financial statements of the Company.

Ordnance did not have any revenue for the three months ended March 31, 2017 and 2016.

Ordnance did not incur any costs of revenues for the three months ended March 31, 2017 or 2016.

Ordnance did not realize any gross profit for the three months ended March 31, 2017 or 2016.

Operating expenses and interest for the discontinued operations of Ordnance for the three months ended March 31, 2017 of $4,588 is a decrease of $462,547 when compared to operating expenses and interest for the three months ended March 31, 2016 of $467,135, and is due to the final shut down and sale of the subsidiary.

The sale of Ordnance is accounted for as a deconsolidation of a subsidiary, whereby the net assets are valued at the date of the deconsolidation, and a gain or loss is recognized based on the value of the assets received. As of March 29, 2017, Ordnance had no assets, and a liability of $10,800,000 from a contract dispute with the US Government. The sale of 100% of the ownership interest in Ordnance, was to an unrelated party for a nominal amount, plus the issuance of 2,000,000 common shares. As of March 29, 2017, the fair value of the common shares was $0.0018, or $3,600. The resultant gain recognized on deconsolidation is $10,796,400.

Continuing Operations

Revenue for continuing operations for the three months ended March 31, 2017 of $6,259,160 is an increase of $1,271,917 when compared to the revenue for the three months ended March 31, 2016 of $4,987,243, and is primarily due to the acquisition of the Transportation businesses in January 2016, which included only two months of operations for the three months ended March 31, 2016.

Cost of revenues for continuing operations for the three months ended March 31, 2017 of $4,552,222 is an increase of $939,925 when compared to the cost of revenues for the three months ended March 31, 2016 of $3,612,297, and is primarily due to the acquisition of the Transportation businesses in January 2016 as described above, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended March 31, 2017 of $1,706,938 is an increase of $331,992 when compared to the gross profit for the three months ended March 31, 2016 of $1,374,946 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the three months ended March 31, 2017 of $1,882,491 is an increase of $1,365,269 when compared to selling and administrative expense for the three months ended March 31, 2016 of $244,205. The Company had stock based compensation of $3,100 for the three months ended March 31, 2017 as compared to stock based compensation for the three months ended March 31, 2016 of $112,500.

Interest expense for continuing operations for the three months ended March 31, 2017 of $1,770,714 is an increase of $1,321,016 when compared to interest expense of $449,698 for the three months ended March 31, 2016.

For the six months ended March 31, 2017 compared to the six months ended March 31, 2016.

Discontinued Operations

The Company is reporting results of operations of Bulova Technologies Ordnance Systems LLC (BTOS) as discontinued operations for the six months ended March 31, 2017 and 2016.

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

On March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC is no longer included in the consolidated financial statements of the Company.

Ordnance did not have any revenue for the six months ended March 31, 2017 and 2016.

Ordnance did not incur any costs of revenues for the six months ended March 31, 2017 or 2016.

Ordnance did not realize any gross profit for the six months ended March 31, 2017 or 2016.

Operating expenses and interest for the discontinued operations of Ordnance for the six months ended March 31, 2017 of $33,385 is a decrease of $462,547 when compared to operating expenses and interest for the three months ended March 31, 2016 of $437,177, and is due to the final shut down and sale of the subsidiary.

The sale of Ordnance is accounted for as a deconsolidation of a subsidiary, whereby the net assets are valued at the date of the deconsolidation, and a gain or loss is recognized based on the value of the assets received. As of March 29, 2017, Ordnance had no assets, and a liability of $10,800,000 from a contract dispute with the US Government. The sale of 100% of the ownership interest in Ordnance, was to an unrelated party for a nominal amount, plus the issuance of 2,000,000 common shares. As of March 29, 2017, the fair value of the common shares was $0.0018, or $3,600. The resultant gain recognized on deconsolidation is $10,796,400.

Continuing Operations

Revenue for continuing operations for the six months ended March 31, 2017 of $12,646,404 is an increase of $7,245,892 when compared to the revenue for the six months ended March 31, 2016 of $5,400,512, and is primarily due to the acquisition of the Transportation businesses in January 2016, which included only two months of its operations for the six months ended March 31, 2016.

Cost of revenues for continuing operations for the six months ended March 31, 2017 of $9,266,891 is an increase of $5,361,590 when compared to the cost of revenues for the six months ended March 31, 2016 of $3,905,301, and is primarily due to the acquisition of the Transportation businesses in January 2016 as described above, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the six months ended March 31, 2017 of $3,379,513 is an increase of $1,884,302 when compared to the gross profit for the six months ended March 31, 2016 of $1,495,211 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the six months ended March 31, 2017 of $3,795,405 is an increase of $1,609,474 when compared to selling and administrative expense for the six months ended March 31, 2016 of $2,185,931. The Company had stock based compensation of $3,100 for the six months ended March 31, 2017 as compared to stock based compensation for the six months ended March 31, 2016 of $1,815,999.

Interest expense for continuing operations for the six months ended March 31, 2017 of $2,825,316 is an increase of $2,096,788 when compared to interest expense of $728,528 for the six months ended March 31, 2016.

3.	Liquidity and capital resources:

As of March 31, 2017, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business.

As of March 31, 2017, we had $305,503 in cash and cash equivalents.

Cash flows used in operating activities was $1,298,611 for the six months ended March 31, 2017.

Cash flows provided by in investing activities was $150,475 for the six months ended March 31, 2017.

Cash flows provided by financing activities were $803,377 for the six months ended March 31, 2017.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

On March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC is no longer included in the consolidated financial statements of the Company.

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

February 2017, the Company issued 1,000,000 common shares as payment for services.

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

     DATED: May 22, 2017