Form 10-Q/A
period 2017-03-31
Bulova Technologies Group, Inc.
filed 2017-05-26
CIK 317889

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A for the three and six months ended March 31, 2017 amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on May 22, 2017 (the “Quarterly Report”), to:

1.

comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards,

2.	to include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act,

3.

to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q, and

4.	to modify certain disclosures deemed immaterial to the consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q/A

(Amendment No.1)
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

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	6,259,160	4,987,243	$12,646,404	$5,400,512
Cost of revenues	4,552,222	3,612,297	9,266,891	3,905,301

Gross profit	1,706,938	1,374,946	3,379,513	1,495,211

Selling and administrative expense	1,882,491	1,638,286	3,795,405	2,185,931
Stock based compensation	3,100	112,500	3,100	1,815,999
Depreciation and amortization expense	351,361	182,345	711,838	198,233
Interest expense	1,770,714	449,698	2,825,316	728,528

Total expenses	4,007,666	2,382,829	7,335,659	4,928,691

Loss from operations	(2,300,728)	(1,007,883)	(3,956,146)	(3,433,480)

Other income (expense)
Derivative gain (loss)	9,164	-	(739)	-
Other income (loss)	334	103,769	(5,422)	133,769

Loss from continuing operations before income taxes	(2,291,230)	(904,114)	(3,962,307)	(3,299,711)

Income tax expense	-	-	-	-

Loss from continuing operations	(2,291,230)	(904,114)	(3,962,307)	(3,299,711)
Income (loss) from discontinued operations, net of tax
Operating expenses and interest	(4,588)	(467,135)	(33,385)	(470,562)
Gain on deconsolidation of subsidiary	10,796,400	-	10,796,400	-

Total income (loss) from discontinued operations, net of tax	10,791,812	(467,135)	10,763,015	(470,562)

Net income (loss)	8,500,582	(1,371,249)	6,800,708	(3,770,273)
Net income (loss) attributable to non-controlling interest in BT-Twiss Transport LLC	(125,710)	25,670	(387,746)	25,670

Net income (loss) attributable to Bulova Technologies Group, Inc.	8,626,292	(1,396,919)	$7,188,454	$(3,795,943)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$-	$(.01)	$(.01)	$(.04)
Income (loss) from discontinued operations	.02	(.01)	.02	(.01)
Net income (loss) per share	$.02	$(.02)	$.01	$(.05)

Weighted average shares outstanding, basic and diluted	498,869,799	78,323,953	443,608,983	73,815,649

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

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q/A (Amendment No.1) to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

6.	Long Term Debt

Long term debt consisted of the following at:

	March 31, 2017	September 30, 2016

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,066,500	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	-	17,187

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	115,993	131,495

Various notes payable to EIN CAP in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $154,452 net of discount of $35,248 and $102,335 net of discount of $29,975 respectively.	119,204	72,360

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $2,400,546 net of discount of $683,620 and $1,173,521 net of discount of $185,046 respectively	1,716,926	988,475

Various notes payable to Yellowstone Capital in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $370,235 net of discount of $88,204 and $212,382 net of discount of $66,944 respectively/	282,031	145,438

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	1,163,853

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $34,033 and $38,472 respectively, secured by the assets of BT-Twiss Transport, LLC.	1,700,066	1,820,594

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $244,286 net of discount of $43,714 and $454,752 net of discount of $89,601 respectively	200,572	365,151

Financing agreements for the purchase of insurance through Bank Direct payable in monthly installments	5,006	21,500

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $49,292 and $54,769 respectively.	5,428,112	6,408,431

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	1,101,110	409,820

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	898,478	1,087,613

Various notes payable to Ace Funding in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $237,105 net of discount of $52,513.	184,592	-

Note payable to RAM Capital, with no stipulated interest rate, unsecured.	122,205	-

Note payable to Caymus Funding, Inc., with no stipulated interest rate, unsecured	281,818	-

Note payable to New Era, with no stipulated interest rate, unsecured.	93,030	-

Two promissory notes payable to LiftForward, Inc., each in the amount of $510,000, each payable in twenty-four monthly installments of $25,997.23, with a maturity date of January 28, 2019, net of unamortized loan costs of $47,208.	937,935	-

Convertible promissory note payable to Power Up Lending Group LTD in the amount of $53,000, bearing interest at 8% per annum, with a maturity date of October 28, 2017.	53,000	-

	16,306,578	13,743,417

Less current portion pertaining to continuing operations	(8,801,080)	(4,553,201)

Less current portion pertaining to discontinued operations	-	(1,111,500)

Less long term portion associated with discontinued operations	-	-
	$7,505,498	$8,078,716

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended March 31,
2018	$8,801,080
2019	2,418,235
2020	1,770,549
2021	2,460,350
2022	846,847
Thereafter	9,517
$16,306,578

These principal maturities are presented net of discounts and unamortized loan costs in the amount of $1,033,832.

6.	Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	March 31, 2017	September 30, 2016

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	119,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $155,000 and the balance of $403,712 on March 31, 2020	558,712	556,212

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	186,000	165,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	192,000	180,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	150,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $498,333 and $563,333 respectively	2,899,294	2,834,294

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	4,666,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $26,900 and $30,408 respectively.	2,260,519	2,282,746

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	17,472	34,423

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	400,000

Short term advance in the amount of $150,000, non-interest bearing, payable on demand. This advance was paid in full on October 5, 2016	-	150,000

	15,216,493	15,275,171
Less current portion pertaining to continuing operations	282,046	412,720

Less current portion pertaining to discontinued operations	-	-

Less long term portion associated with discontinued operations	-	-
	$14,934,447	$14,862,451

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended March 31,

2018	$282,046

2019	478,999

2020	4,867,271

2021	9,588,177

2022	-

Thereafter	-

$15,216,493

These principal maturities are presented net of discounts and unamortized loan costs in the amount of $525,233.

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

The Company has evaluated subsequent events through the filing of this Form 10-Q/A (Amendment No.1), to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

January 2017, the Company issued 20,000,000 common shares as partial payment of debt

February 2017, the Company issued 1,000,000 common shares as payment for services.

Item 6. Exhibits

(b)	Exhibits:

*	31.1	Rule 13a-14(a) Certification of Principal Executive Officer
*	31.2	Rule 13a-14(a) Certification of Principal Financial Officer
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation
*	101.DEF	XBRL Taxonomy Extension Definition
*	101.LAB	XBRL Taxonomy Extension Labels
*	101.PRE	XBRL Taxonomy Extension Presentation

*	Filed Herewith

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA TECHNOLOGIES GROUP, INC.

By	/s/ Stephen L Gurba
Stephen L Gurba
Principal Executive Officer

By	/s/ Michael J. Perfetti
Michael J. Perfetti
Principal Financial and Accounting Officer

     DATED: May 22, 2017