Form 10-Q
period 2017-06-30
Bulova Technologies Group, Inc.
filed 2017-08-21
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of August 14, 2017, the Company had 545,031,216 shares of Common Stock and 4,000,000,000 shares of Preferred Stock issued and outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three and nine months ended June 30, 2017 as reported in this Form 10Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three and nine months ended June 30, 2017 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statement on forms S-2 and S-3.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	September 30,
	(unaudited)	2016
ASSETS

Cash and equivalents	$140,628	$650,262
Accounts receivable, net	2,191,188	2,325,582
Inventory	176,244	421,331
Other current assets	538,855	353,203
Current assets from discontinued operations	-	-

Total current assets	3,046,915	3,750,378

Fixed assets, net	9,880,724	10,745,924
Other assets	186,957	113,215
Goodwill - (Note 4)	4,789,772	4,789,772
Non-current assets from discontinued operations	-	-

Total Assets	$17,904,368	$19,399,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,894,353	$1,598,445
Accounts payable – related parties	2,412,400	1,786,436
Accrued expenses and other current liabilities	255,212	413,720
Accrued expenses and other current liabilities – related parties	1,378,416	1,137,163
Current portion of long term debt	11,531,457	4,553,201
Current portion of notes payable – related parties	848,889	412,720
Current liabilities from discontinued operations	-	1,111,962

Total current liabilities	18,320,727	11,013,647

Amounts due shareholders	97,015	419,260
Derivative liability	300,746	269,538
Long term debt, net of current portion	7,001,704	8,078,716
Notes payable – related parties, net of current portion	14,936,127	14,862,451
Long term liabilities from discontinued operations	-	10,800,000

Total liabilities	40,656,319	45,443,612

Commitments and contingencies – (Note 9)	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at June 30, 2017 and September 30, 2016	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 499,658,688 and 343,752,151 issued and outstanding at June 30, 2017 and September 30, 2016	499,659	343,752
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,910,827	28,799,184
Accumulated deficit	(51,761,355)	(55,419,392)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(22,376,869)	(26,302,456)
Non-controlling interest in BT-Twiss Transport LLC	(375,082)	258,133
Total shareholders’ deficit	(22,751,951)	(26,044,323)

Total liabilities and shareholders’ deficit	$17,904,368	$19,399,289

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	6,347,699	6,802,451	$18,994,103	$12,202,964
Cost of revenues	5,065,152	4,587,366	14,332,043	8,492,667

Gross profit	1,282,547	2,215,085	4,662,060	3,710,297

Selling and administrative expense	1,753,233	2,144,986	5,548,638	4,332,125
Stock based compensation	-	19,125	3,100	1,835,124
Depreciation and amortization expense	531,028	426,339	1,242,866	624,572
Interest expense	2,837,583	621,110	5,662,899	1,348,431

Total expenses	5,121,844	3,211,560	12,457,503	8,140,252

Loss from operations	(3,839,297)	(996,475)	(7,795,443)	(4,429,955)

Other income (expense)
Derivative gain (loss)	101,121	(267,153)	100,382	(267,153)
Other income (loss)	(37,710)	30,001	(43,132)	163,771

Loss from continuing operations before income taxes	(3,775,886)	(1,233,627)	(7,738,193)	(4,533,337)

Income tax expense	-	-	-	-

Loss from continuing operations	(3,775,886)	(1,233,627)	(7,738,193)	(4,533,337)
Income (loss) from discontinued operations, net of tax
Operating expenses and interest	-	(22,409)	(33,385)	(492,971)
Gain on deconsolidation of subsidiary	-	-	10,796,400	-

Total income (loss) from discontinued operations, net of tax	-	(22,409)	10,763,015	(492,971)

Net income (loss)	(3,775,886)	(1,256,036)	3,024,,822	(5,026,308)
Net income (loss) attributable to non-controlling interest in BT-Twiss Transport LLC	(245,469)	(4,781)	(633,215)	20,889

Net income (loss) attributable to Bulova Technologies Group, Inc.	(3,530,417)	(1,251,255)	$3,658,037	$(5,047,197)

Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(.01)	$(.01)	$(.02)	$(.05)
Income (loss) from discontinued operations	-	-	.02	(.01)
Net income (loss) per share	$(.01)	$(.01)	$-	$(.06)

Weighted average shares outstanding, basic and diluted	499,658,688	84,365,877	461,958,885	77,319,557

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Loss from continuing operations	$(7,738,193)	$(4,533,337)
Income (Loss) from discontinued operations	10,763,015	(492,971)
Net income (loss)	3,024,822	(5,026,308)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,069,976	624,572
Stock based compensation	3,100	1,835,124
Amortization of debt discount	172,890	144,878
Interest expense from refinance transactions	2,859,825	-
(Gain) loss on sale of fixed assets	40,818	(73,728)
Gain on change in fair value of derivative liability	(100,382)	267,153
Changes in operating assets and liabilities
Accounts receivable	134,394	(493,219)
Inventory	245,087	(507,320)
Prepaid expenses and other assets	(259,394)	(319,324)
Accounts payable and accrued expenses	1,251,567	1,461,979

Net cash flows from operating activities – continuing operations	8,442,703	(2,086,193)
Net cash flows from operating activities – discontinued operations	(10,800,462)	450,000
Net cash flows from operating activities	(2,357,759)	(1,636,193)

Cash flows from investing activities:
Acquisition of fixed assets	(1,172)	(1,846)
Cash purchased with business acquisition	-	196,229
Proceeds from disposal of assets	458,559	132,500
Cash payments in business acquisition	-	(5,166,155)

Net cash flows from investing activities – continuing operations	457,387	(4,839,272)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	457,387	(4,839,272)

Cash flows from financing activities:
Repayment of amounts due shareholders	(322,245)
Increases in long term debt	7,228,298	9,958,923
Repayment of long term debt	(5,894,897)	(2,875,330)
Increases in notes payable – related parties	815,500	133,940
Repayment of notes payable – related parties	(408,418)	-

Net cash flows from financing activities – continuing operations	1,418,238	7,217,533
Net cash flows from financing activities – discontinued operations	(27,500)	-
Net cash flows from financing activities	1,390,738	7,217,533

Decrease in cash and cash equivalents	(509,634)	742,068
Cash and cash equivalents, beginning	650,262	70,347

Cash and cash equivalents, ending	$140,628	$812,415
Cash paid for interest	$2,399,792	$905,776
Cash paid for taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities

December 2015, issuance of 1,000,000 common stock warrants in satisfaction of debt	$-	$26,228
January 2016, issuance of 5,100,000 common shares in partial satisfaction of debt	$-	$306,000
October 2016, issuance of 6,561,299 common shares as a true up to a prior conversion of debt	$-	$-
October 2016, issuance of 7,500,000 common shares from exercise of warrants	$14,250	$-
December 2016, issuance of 26,041,667 as partial payment on a settlement	$25,000	$-
December 2016, issuance of 67,000,000 common shares as partial payment of account payable to a related party	$207,700	$-
December 2016, issuance of 27,803,571 common shares as conversion of debt	$10,000	$-
January 2017, issuance of 20,000,000 common shares as conversion of debt	$7,500	$-
February 2017, issuance of 1,000,000 common shares for services	$3,100	$-
Financed the acquisition of new equipment	$719,425	$-
Satisfaction of debt on sale of assets	$16,444	$-
Principal and interest payments through refinanced debt	$5,596,750	$-

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Total Bulova Technologies Group, Inc. Shareholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	69,093,518	$69,093	$(66,000)	$-	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75			(75)			-
Issuance of warrants associated with settlement of debt							26,228			26,228
Issuance of shares for services			5,000,000	5,000			317,500			322,500
Issuance of warrants for services							1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500			110,000			112,500
Issuance of shares as part of acquisition			3,000,000	3,000			154,500			157,500
Issuance of warrants as part of acquisition							26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100			300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511			(3,511)			-
Issuance of shares for services			850,000	850			18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164			45,836			55,000
Issuance of shares for debt conversion			206,458,988	206,459			116,324			322,783
Issuance of shares from the exercise of warrants			39,000,000	39,000			74,300			113,300
Net loss for the year ended September 30, 2016								(8,068,885)	258,133	(7,810,752)

Balances, September 30, 2016	4,000,000,000	$40,000	343,752,151	$343,752	$(66,000)	$-	$28,799,184	$(55,419,392)	$258,133	$(26,044,323)
Issuance of shares for debt conversion			6,561,299	6,561			(6,561)			-
Issuance of shares from the exercise of warrants			7,500,000	7,500			6,750			14,250
Issuance of shares for a settlement			26,041,667	26,042			(1,042)			25,000
Issuance of shares as partial satisfaction of an account payable to a related party			67,000,000	67,000			140,700			207,700
Issuances of shares for debt conversion			27,803,571	27,804			(17,804)			10,000
Issuance of shares for debt conversion			20,000,000	20,000			(12,500)			7,500
Issuance of shares for services			1,000,000	1,000			2,100			3,100
Net income (loss) for the nine months ended June 30, 2017								3,658,037	(633,215)	3,024,822

Balances, June 30, 2017	4,000,000,000	$40,000	499,658,688	$499,659	$(66,000)	$-	$28,910,827	$(51,761,355)	$(375,082)	$(22,751,951)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2017

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

In January 2016, the Company, through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. and entered into the transportation and logistics industry of freight storage and movement. The joint venture agreement provides for Bulova’s 30% ownership interest, however, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately 4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been consolidated with those of the Company.

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

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from international sources and establishes a Distributor/Dealer Network throughout the United States and Canada.

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At June 30, 2017, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of June 30, 2017, is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content.

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

BT Twiss Transport LLC – This company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest as a variable interest entity, and consolidates its operations. This company was established to facilitate the acquisition on January 28, 2016 of Twiss Transport, Inc., Twiss Logistics, Inc., and Twiss Cold Storage, Inc.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position as of June 30, 2017, and September 30, 2016 and the results of operations and cash flows for the three and nine months ended June 30, 2017 and 2016.

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included (Note 12).

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

Concentrations – Major Customers

For the nine months ended June 30, 2017, approximately 40% of the revenue accounted for within the Company’s transportation business segment was provided by three customers, one representing approximately 26% and the other two approximately 7% each.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. At June 30, 2017, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of June 30, 2017, is $0.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At June 30, 2017 and September 30, 2016, the Company has provided an allowance for doubtful accounts of $0 and $11,468 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market is generally considered to be net realizable value. Inventory consisted of items held for resale and materials and supplies for sale and service.

The breakdown of inventory at June 30, 2017 and September 30, 2016 is as follows:

	June 30,	September 30,
	2017	2016
Finished goods	$126,244	$371,331
Materials and supplies	50,000	50,000

Total inventory of continuing operations	$176,244	$421,331

Other current assets

Other current assets are comprised of the following at June 30, 2017 and September 30, 2016

	June 30, 2017	September 30, 2016

Prepaid expenses and deposits	$538,855	$353,203

	$538,855	$353,203

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Capital lease assets are recognized at the lower of fair value or the present value of future minimum lease payments. Depreciation on assets under capital leases is included in depreciation expense. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 5 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Fixed assets acquired as part of a business acquisition are valued at fair value.

Fixed assets are comprised of the following at June 30, 2017 and September 30, 2016

	June 30,	September 30,
	2017	2016

Funiture, fixtures and equipment	368,419	476,350
Tractors and trailers	9,993,798	9,936,769
Capital lease assets	1,336,243	1,336,243
Vehicle and other	55,770	39,654
	11,754,230	11,789,016
Less accumulated depreciation	(1,873,506)	(1,043,092)

Net fixed assets	$9,880,724	$10,745,924

Other assets

Other assets are comprised of the following at June 30, 2017 and September 30, 2016

	June 30,	September 30,
	2017	2016
Advances - Bulova Technologies Compliance & Security	$162,338	$85,729
Refundable deposits	24,619	27,486

	$186,957	$113,215

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

As a result of entering into convertible credit facilities during the nine months ended June 30, 2016, for which such instruments contained variable conversion features with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

The Black-Scholes option valuation model was used to estimate the fair value of these conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following range of Black-Scholes assumptions in arriving at the fair value of this conversion as of June 30, 2017, in the amount of $300,746.

	June 30,
	2017

Expected Life in Years	0.25	to	0.75
Risk-free Interest Rates	0.89%	to	1.03%
Volatility	327.5%	to	342.3%
Dividend Yield		0%

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $7,242 for the nine months ended June 30, 2017 as compared to $21,165 for the nine months ended June 30, 2016.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2017, there were 140,780,832 vested common stock warrants outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive due to current market prices.

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

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has sustained substantial losses. These factors, among others, raise substantial doubt that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3. Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at June 30, 2017 and September 30, 2016 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

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

Summarized operating results for discontinued operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses and interest	-	(22,409)	(33,385)	(492,971)
Other income (expense)	-	-	-	-
Income (loss) from operations	-	(22,409)	(33,385)	(492,971)
Gain on deconsolidation of subsidiary	-	-	10,796,400	-
Income tax benefit	-	-	-	-
Income (loss) from discontinued operations, net of tax	$-	$(22,409)	$10,763,015	$(492,971)

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

Accordingly, the results of BT-Twiss Transport LLC are included in the accompanying consolidated financial statements only from the acquisition date through June 30, 2017. The recorded cost of this acquisition was based upon the fair value of the Company’s acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $4,789,772. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

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

6. Long Term Debt

Long term debt consisted of the following at:

	June 30, 2017	September 30, 2016

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,051,500	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	-	17,187

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	108,027	131,495

Various notes payable to EIN CAP in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $142,100 net of discount of $32,375 and $102,335 net of discount of $29,975 respectively.	109,725	72,360

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $3,724,202 net of discount of $776,868 and $1,173,521 net of discount of $185,046 respectively	2,947,334	988,475

Various notes payable to Yellowstone Capital in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $641,945 net of discount of $174,338 and $212,382 net of discount of $66,944 respectively/	467,607	145,438

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	1,163,853

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $31,813 and $38,472 respectively, secured by the assets of BT-Twiss Transport, LLC.	1,639,045	1,820,594

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $328,361 net of discount of $67,455 and $454,752 net of discount of $89,601 respectively	260,906	365,151

Financing agreements for the purchase of insurance through Bank Direct payable in monthly installments	302,577	21,500

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $46,095 and $54,769 respectively.	4,630,607	6,408,431

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	2,018,116	409,820

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	802,135	1,087,613

Various notes payable to Ace Funding in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $400,250 net of discount of $114,593.	285,657	-

Note payable to RAM Capital, with no stipulated interest rate, unsecured, totaling $185,658 net of discount of $57,644.	128,014	-

Note payable to Caymus Funding, Inc., with no stipulated interest rate, unsecured, totaling $209,000 net of discount of $31,910.	177,090	-

Note payable to New Era Lending, LLC, with no stipulated interest rate, unsecured, totaling $326,250 net of discount of $101,250.	225,000	-

Two promissory notes payable to LiftForward, Inc., each in the amount of $510,000, each payable in twenty-four monthly installments of $25,997.23, with a maturity date of January 28, 2019, net of unamortized loan costs of $40,771	798,989	-

Convertible promissory note payable to Power Up Lending Group LTD, bearing interest at 8% per annum, with a maturity date of October 28, 2017, in the amount of $53,000 net of discount of $17,666.	35,334	-

Convertible promissory note payable to Power Up Lending Group LTD, bearing interest at 12% per annum, with a maturity date of October 28, 2017. In the amount of $78,590, net of discount of $69,858.	8,732	-

Note payable to Fast Advance Funding with no stipulated interest rate, unsecured, totaling $327,500 net of discount of $77,500.	250,000	-

Note payable to Nexgen Capital LLC with no stipulated interest rate, unsecured, totaling $122,080 net of discount of $35,920.	86,160	-

Note payable to Queen Funding LLC with no stipulated interest rate, unsecured, totaling $274,641 net of discount of $80,802.	193,839	-

Note payable to Allianz with no stipulated interest rate, unsecured.	6,767	-

	18,533,161	13,743,417
Less current portion pertaining to continuing operations	(11,531,457)	(4,553,201)
Less current portion pertaining to discontinued operations	-	(1,111,500)
Less long term portion associated with discontinued operations	-	-
	$7,001,704	$8,078,716

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended June 30,
2018	$11,531,457
2019	2,111,107
2020	1,874,791
2021	2,463,059
2022	552,747
Thereafter	-
$18,533,161

6. Notes Payable – Related Parties

Notes payable related parties consisted of the following at:

	June 30, 2017	September 30, 2016

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	119,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $155,000 and the balance of $403,712 on March 31, 2020	558,712	556,212

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	186,000	165,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	192,000	180,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014, exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	150,000

Promissory note as of September 30, 2014, exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $465,833 and $563,333 respectively	2,919,525	2,834,294

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,666,155	4,666,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $25,145 and $30,408 respectively.	2,242,206	2,282,746

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	8,720	34,423

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	400,000

Short term advance in the amount of $150,000, non-interest bearing, payable on demand. This advance was paid in full on October 5, 2016	-	150,000

Promissory note dated May 12, 2017 in the amount of $630,000 bearing interest 10%, with a maturity date of May 12, 2018, unsecured.	575,357	-

	15,785,016	15,275,171
Less current portion pertaining to continuing operations	848,889	412,720
Less current portion pertaining to discontinued operations	-	-
Less long term portion associated with discontinued operations	-	-
	$14,936,127	$14,862,451

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended June 30,
2018	$848,889
2019	479,914
2020	4,868,226
2021	9,587,987
2022	-
Thereafter	-
$15,785,016

As of June 30, 2017, and September 30, 2016 there is an amount of accrued interest on related party notes payable of $1,378,416 and $1,137,163 respectively included in accrued expenses – related party for each year.

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

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

Continuing Operations	6/30/2017	9/30/2016

Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Permanent and Other Differences	-	-
Valuation Allowance	-37.63%	-37.63%

Effective Income Tax Rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2016, the tax returns for the Company for the years ended 2012 through 2015 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

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

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 2017 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,215,580	$17,778,523	$18,994,103
Cost of Sales	1,256,387	13,075,656	14,332,043

Gross profit	(40,807)	4,702,867	4,662,060
Selling, general and administrative expenses	458,192	3,661,473	4,119,665
Depreciation and interest expenses	140,750	1,908,611	2,049,361

Loss from operations	(639,749)	(867,217)	(1,506,966)
Other income (expense)	(5,756)	(37,375)	(43,131)

Net loss	$(645,505)	$(904,592)	$(1,550,097)

Total Assets	$441,655	$12,403,303	$12,844,958

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments			$18,994,103
Unallocated amounts relating to corporate operations			-

Total consolidated revenue			$18,994,103

Net loss
Total loss for reportable segments			$(1,550,097)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses			(1,428,974)
Stock based compensation			(3,100)
Income from discontinued operations and deconsolidation of subsidiary			10,763,015
Change in fair value of derivative liability			100,382
Depreciation and interest expense			(4,856,404)

Total consolidated net loss			$3,024,822

Assets
Total assets for reportable segments			$12,844,958
Goodwill			4,789,772
Corporate investments and other assets			685,996

Total consolidated assets			$18,320,726

9. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At June 30, 2017 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

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

Total rent expense for the nine months ended June 30 31, 2017 and 2016, was approximately $1,088,650 and $685,000 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of June 30, 2017, are as follows:

Period ended June 30,
2018	$1,410,729
2019	1,442,250
2020	1,474,718
2021	360,000
2022	360,000
Thereafter	4,898,000
$10,291,728

10. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of June 30, 2017, there is a balance outstanding to Stephen L Gurba of $29,515, and a balance outstanding to Gary Shapiro of $67,500, totaling $97,015. This amount is reported on the consolidated balance sheet as amounts due shareholders.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of June 30, 2017, and September 30, 2016, the Company had a balance payable to Craigmore of $2,066,314 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year. During December 2016, the Company issued 67,000,000 common shares as a partial payment on these payables to Craigmore using a valuation of $.0031 per share, for a total of $207,700.

During the nine months ended June 30, 2017, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of June 30, 2017, there is an amount due from Compliance of $162,338. This amount is included in other current assets.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of June 30, 2017, and September 30, 2016, the total amount outstanding under these related party notes is $4,973,053 and $4,907,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

On May 12, 2017, the Company issued a 10% Promissory Note to Richard Welkowitz in the amount of $630,000, payable in twelve monthly payments of principal and interest, with a maturity of May 12, 2018.

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

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants

The following table represents common stock warrant activity as of and for the nine months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2016	140,780,832	$0.04	7.8	$-
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-

Warrants Outstanding – June 30, 2017	140,780,832	$0.04	7.3	$-

Outstanding Exercisable – October 1, 2016	140,780,832	$0.04	7.8	$-
Outstanding Exercisable – June 30, 2017	140,780,832	$0.04	7.3	$-

12. Subsequent Events

The Company has evaluated subsequent events through the filing of these financial statements, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included other than the following:

During July 2017 the Company issued 30,372,528 common shares to third party creditors for a debt conversion.

On August 8, 2017, the Company issued 15,000,000 common shares to a third party creditor for a debt conversion.

On July 26, 2017, the Company acquired 100% of the issued and outstanding shares of capital stock of Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc. (“Big Red”) through a stock purchase agreement in the amount of $504,000 payable through a seven year unsecured promissory note. Big Red is headquartered in Great Meadows, NJ, and operates Hubs in Netcong, NJ and Chicago, IL. Big Red operates a fleet of 27 trucks and 38 refrigerated trailers, and is expected to provide synergies with current customers and afford valuable hub locations in the Northeast. The Company is still in the process of evaluating Big Red’s accounting systems for integration with the Consolidated Financial Statements of the Company for future reporting. Future filings will included the acquisition at fair value and the financial position and results of operations from the acquisition date forward.

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

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Discontinued Operations

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

On March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC no longer has any activity to be included in the consolidated financial statements of the Company with the exception of comparative information for periods presented.

Ordnance did not have any revenue for the three months ended June 30, 2017 and 2016.

Ordnance did not incur any costs of revenues for the three months ended June 30, 2017 or 2016.

Ordnance did not realize any gross profit for the three months ended June 30, 2017 or 2016.

There were no operating expenses and interest for the discontinued operations of Ordnance for the three months ended June 30, 2017 as compared to 22,409 for the three months ended June 30, 2016.

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

Continuing Operations

Revenue for continuing operations for the three months ended June 30, 2017 of $6,347,699 is a decrease of $454,752 when compared to the revenue for the three months ended June 30, 2016 of $6,802,451.

Cost of revenues for continuing operations for the three months ended June 30, 2017 of $5,065,152 is an increase of $477,786 when compared to the cost of revenues for the three months ended June 30, 2016 of $4,587,366, and is primarily due to smaller margins associated with an expansion of the customer base, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the three months ended June 30, 2017 of $1,282,547 is a decrease of $932,538 when compared to the gross profit for the three months ended June 30, 2016 of $2,215,085 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the three months ended June 30, 2017 of $1,753,233 is a decrease of $391,753 when compared to selling and administrative expense for the three months ended June 30, 2016 of $2,144,986. The Company had no stock based compensation for the three months ended June 30, 2017 as compared to stock based compensation for the three months ended June 30, 2016 of $19,125.

Interest expense for continuing operations for the three months ended June 30, 2017 of $2,837,583 is an increase of $2,216,473 when compared to interest expense of $621,110 for the three months ended June 30, 2016.

For the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Discontinued Operations

As stated above in the analysis of the results of operations for the three months ended June 30, 217, on March 29, 2017, the Company sold 100% of its ownership interest in Ordnance, and recognized a gain on the deconsolidation of this subsidiary. Consequently, Bulova Technologies Ordnance Systems LLC no longer has any activity to be included in the consolidated financial statements of the Company with the exception of comparative information for periods presented.

Ordnance did not have any revenue for the nine months ended June 30, 2017 and 2016.

Ordnance did not incur any costs of revenues for the nine months ended June 30, 2017 or 2016.

Ordnance did not realize any gross profit for the nine months ended June 30, 2017 or 2016.

Operating expenses and interest for the discontinued operations of Ordnance for the nine months ended June 30, 2017 of $33,385 is a decrease of $459,586 when compared to operating expenses and interest for the nine months ended June 30, 2016 of $492,971, and is due to the final shut down and sale of the subsidiary.

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

Continuing Operations

Revenue for continuing operations for the nine months ended June 30, 2017 of $18,994,103 is an increase of $6,791,139 when compared to the revenue for the nine months ended June 30, 2016 of $12,202,964, and is primarily due to the acquisition of the Transportation businesses in January 2016, which included only five months of its operations for the nine months ended June 30, 2016.

Cost of revenues for continuing operations for the nine months ended June 30, 2017 of $14,332,043 is an increase of $5,839,376 when compared to the cost of revenues for the nine months ended June 30, 2016 of $8,492,667, and is primarily due to the acquisition of the Transportation businesses in January 2016 as described above, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the nine months ended June 30, 2017 of $4,662,060 is an increase of $951,763 when compared to the gross profit for the nine months ended June 30, 2016 of $3,710,297 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the nine months ended June 30, 2017 of $5,548,638 is an increase of $1,216,513 when compared to selling and administrative expense for the nine months ended June 30, 2016 of $4,332,125. The Company had stock based compensation of $3,100 for the nine months ended June 30, 2017 as compared to stock based compensation for the nine months ended June 30, 2016 of $1,835,124.

Interest expense for continuing operations for the nine months ended June 30, 2017 of $5,662,899 is an increase of $4,314,468 when compared to interest expense of $1,348,431 for the nine months ended June 30, 2016.

3.	Liquidity and capital resources:

As of June 30, 2017, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business.

As of June 30, 2017, we had $140,628 in cash and cash equivalents.

Cash flows used in operating activities was $2,357,759 for the nine months ended June 30, 2017.

Cash flows provided by in investing activities was $457,387 for the nine months ended June 30, 2017.

Cash flows provided by financing activities were $1,390,738 for the nine months ended June 30, 2017.

The Company’s ability to cover its operating and capital expenses, and make required debt service payments will depend primarily on its ability to generate operating cash flows.

The Company is actively negotiating significant discounts on debt through an exchange of debt for both preferred A and B shares as well as negotiated settlements for early payoffs resulting in significant debt reductions and future interest savings. While its current lenders continue to support the progress of the Company, the Company is exploring consolidation of its debt.

Management’s goal is to discontinue or sell all business units other than the transportation group by year-end, thereby significantly reducing cost and reducing debt. This will not only reduce costs, but it will allow management to focus exclusively on building the transportation sector.

Along with, and similar to its recent acquisition of Big Red, the Company intends to continue to pursue additional acquisitions that add strategic synergies for its current hubs and customer base. The Company is also exploring strategic locations in the Northeast for its cold storage facility of approximately 150,000 square feet. These actions along with acquisitions made will allow for significant growth of sales and a return to profitability.

Management remains confident in its position in the transportation sector and believes we will continue to gain market share due to its recent acquisitions.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

     DATED: August 21, 2017