Form 10-Q/A
period 2017-06-30
Bulova Technologies Group, Inc.
filed 2017-08-25
CIK 317889

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended June 30, 2017 amends the Quarterly Report on Form 10-Q that was originally filed on August 21, 2017 (the “Quarterly Report”), to:

1.

comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards,

2.	to include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act., and,

3.

to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-Q/A

(Amendment No.1)
FOR THE QUARTER ENDED JUNE 30, 2017

PART I

Item 1. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	September 30,
	(unaudited)	2016
ASSETS

Cash and equivalents	$140,628	$650,262
Accounts receivable, net	2,191,188	2,325,582
Inventory	176,244	421,331
Other current assets	538,855	353,203
Current assets from discontinued operations	-	-

Total current assets	3,046,915	3,750,378

Fixed assets, net	9,880,724	10,745,924
Other assets	186,957	113,215
Goodwill - (Note 4)	4,789,772	4,789,772
Non-current assets from discontinued operations	-	-

Total Assets	$17,904,368	$19,399,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$1,894,353	$1,598,445
Accounts payable – related parties	2,412,400	1,786,436
Accrued expenses and other current liabilities	255,212	413,720
Accrued expenses and other current liabilities – related parties	1,378,416	1,137,163
Current portion of long term debt	11,531,457	4,553,201
Current portion of notes payable – related parties	848,889	412,720
Amounts due shareholders	97,015	419,260
Derivative liability	300,746	269,538
Current liabilities from discontinued operations	-	1,111,962

Total current liabilities	18,718,488	11,702,445

Long term debt, net of current portion	7,001,704	8,078,716
Notes payable – related parties, net of current portion	14,936,127	14,862,451
Long term liabilities from discontinued operations	-	10,800,000

Total liabilities	40,656,319	45,443,612

Commitments and contingencies – (Note 9)	-	-

Shareholders’ deficit:
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 issued and outstanding at June 30, 2017 and September 30, 2016	40,000	40,000
Common stock, $.001 par; authorized 500,000,000 shares; 499,658,688 and 343,752,151 issued and outstanding at June 30, 2017 and September 30, 2016	499,659	343,752
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	28,910,827	28,799,184
Accumulated deficit	(51,761,355)	(55,419,392)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(22,376,869)	(26,302,456)
Non-controlling interest in BT-Twiss Transport LLC	(375,082)	258,133
Total shareholders’ deficit	(22,751,951)	(26,044,323)

Total liabilities and shareholders’ deficit	$17,904,368	$19,399,289

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

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q/A (Amendment No. 1) to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included (Note 12).

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

Fixed assets are comprised of the following at June 30, 2017 and September 30, 2016

	June 30,	September 30,
	2017	2016

Funiture, fixtures and equipment	417,464	476,350
Tractors and trailers	9,993,798	9,936,769
Capital lease assets	1,336,243	1,336,243
Vehicle and other	6,725	39,654
	11,754,230	11,789,016
Less accumulated depreciation	(1,873,506)	(1,043,092)

Net fixed assets	$9,880,724	$10,745,924

Other assets

Other assets are comprised of the following at June 30, 2017 and September 30, 2016

	June 30,	September 30,
	2017	2016
Advances - Bulova Technologies Compliance & Security	$162,338	$85,729
Refundable deposits	24,619	27,486

	$186,957	$113,215

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

As a result of entering into convertible credit facilities during the nine months ended June 30, 2017, for which such instruments contained variable conversion features with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2017, the Company had $12,970,156 of convertible debt, convertible into 132,128,584 common shares and 140,780,832 vested common stock warrants outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive due to current market prices.

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
$9,945,697

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

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of June 30, 2017, and September 30, 2016, the Company had a balance payable to Craigmore of $2,412,400 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year. During December 2016, the Company issued 67,000,000 common shares as a partial payment on these payables to Craigmore using a valuation of $.0031 per share, for a total of $207,700.

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

12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q/A (Amendment No. 1), to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included other than the following:

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

Several of the Bulova Technologies Group, Inc. family of companies have been named as defendants in New York courts by lending organizations claiming certain payments due them have not been timely paid. The Company and its subsidiaries are challenging these claims in both Florida and New York courts.

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

     DATED: August 25, 2017