Form 10-K
period 2017-09-30
Bulova Technologies Group, Inc.
filed 2018-01-16
CIK 317889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

As of March 31, 2017, the aggregate market value of the voting stock held by non-affiliates of the Company was $2,675,811 which excludes voting stock held by directors, executive officers and holders of 5 percent or more of the voting power of the Company’s common stock (without conceding that such persons are “affiliates” of the Company for purposes of federal securities laws). The Company has no outstanding non-voting common equity.

As of January 10, 2018, the Company had 778,004,457 shares of Common Stock issued and outstanding and 4,000,000,000 shares of Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference

  EXPLANATORY NOTE

As set forth in a Form 8-K filed on March 7, 2017, Stevenson & Company CPAs LLC, the Company’s former independent auditors resigned on March 3, 2017, and on March 6, 2017, the Company engaged the firm of Turner, Stone & Company, L.L.P. of Dallas, Texas, as our new independent registered public accounting firm for the fiscal year ending September 30, 2017. The reports of Stevenson & Company CPAs LLC on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to the Company's ability to continue as a going concern.

On December 19, 2017, the Public Company Accounting Oversight Board (PCAOB) censured Stevenson & Company CPAs LLC, revoking the Firm’s registration, suspending their privilege of appearing or practicing before the Securities and Exchange Commission, which suspension was unrelated to Stevenson & Company CPAs work with the Company. As a consequence of this suspension, the Company may not include audit reports or consents from Stevenson & Company CPAs LLC in our filings with the Commission on or after the date their registration was revoked. As a result, the Company is required, and has since engaged our current auditor to re-audit the prior year’s consolidated financial statements for the year ended September 30, 2016.

As a consequence of the Securities and Exchange Commission requirement to have the prior year audit redone, and the late date the Company became aware of this, the Company has not been able to have the auditor complete the audit of the financial statements for both years ended September 30, 2017 and 2016 in a timely manner.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended September 30, 2017 and 2016 have not yet been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

When the audits are complete, the Company will file an amendment to this report which will include the independent auditors’ report on both years and the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

BULOVA TECHNOLOGIES GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

From January 1, 2009, Bulova Technologies Group, Inc. operated in multiple business segments. Government Contracting was focused on the production and procurement of military articles for the US Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC. In October 2012, this segment was discontinued through the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, with any remaining assets and liabilities associated with that operation being segregated and reported as a discontinued operation, until March 29, 2017, when the Company sold all of its ownership interests in Ordnance. Contract Manufacturing included the production of cable assemblies and circuit boards accounted for through BT Manufacturing Company LLC, a wholly owned subsidiary that was discontinued and disposed of in March 2011.

In July of 2013, the Company began the sale of high precision industrial machine tools through a distributor network accounted for through Bulova Technologies Machinery LLC, a newly formed subsidiary.

In January 2016, the Company through a newly created joint venture, BT-Twiss Transport LLC, acquired 100% of the outstanding common stock of Twiss Transport, Inc., Twiss Logistics, Inc. and Twiss Cold Storage, Inc. and entered into the transportation and logistics industry of freight storage and movement. The joint venture agreement provides for Bulova’s 30% ownership interest. However, Bulova is fully responsible for operational management of the acquired entities, and is liable for approximately $4.6 million of convertible debt utilized to accomplish the acquisition. Accordingly, the joint venture financial statements have been consolidated with those of the Company.

In July 2017, the Company expanded its transportation segment through the acquisition of 100% of the outstanding common stock of Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc., a New Jersey based trucking operation with hubs in both Netcong, New Jersey and Chicago, Illinois.

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

Bulova Technologies Machinery LLC - Formed in July of 2013, Bulova Technologies Machinery LLC ("BTM") represents the Company's entree into the machine tool business, and imports industrial machine tools and related equipment from recognized international sources and establishes a Distributor/Dealer Network throughout the United States and Canada.

Bulova Technologies Finance LLC - This subsidiary was created in 2015 to provide in-house financing to purchasers of BTM equipment. In August and September of 2015, the Company accomplished its first two finance activities through equipment leasing transactions.

Bulova Technologies (Europe) LLC – co-located at the Company’s headquarters in Largo, Florida, this wholly-owned subsidiary (“Europe”), has been engaged in several lines of related business, including a Mortar Exchange Program, the offsets program, the administration of the blanket purchase agreement awarded to Ordnance by the Government, and the brokerage of commercial, small caliber ammunition. Europe continues to pursue the brokerage of the sale of Eastern European commercial small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S.

Bulova Technologies Advanced Products LLC - co-located at the Company’s headquarters in Largo, Florida, this subsidiary (“BTAP”) actively seeks technologically innovative products in industries in which the Bulova Technologies name and management team can bring value. Currently, BTAP is in the process of identifying several products in the healthcare and software areas which it may elect to pursue. The Company commenced operations in mid-2015 through Bulova Technologies Healthcare Products LLC and a joint venture relationship with Bulova Technologies Compliance and Security LLC.

Bulova Technologies Healthcare Products LLC -This subsidiary was formed in 2015 as the Company’s entrant into the health care field. This subsidiary has focused its attention initially on a technologically innovative and patented cast product for which it has certain U.S. distribution rights.

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Largo, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2017 and 2016, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2017 and 2016 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. At September 30, 2017, this joint venture has ceased operations.

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

As of September 30, 2017, the Company’s headquarters, which administer the operations of all of its subsidiaries, is co-located with the trucking business of Twiss Transport, Inc., on approximately 10 acres of land in Largo, Florida. This property includes approximately 35,000 square feet of office, warehouse and maintenance space. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida to facilitate its operations.

Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc – (“Big Red”) – Acquired in July 2017, these two entities together provide an expansion of the Company’s capabilities through its fleet of tractors and trailers transporting Frozen, Chilled and Dry goods from hubs located in Netcong, New Jersey and Chicago, Illinois. Corporate offices are maintained in Great Meadows, New Jersey.

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

•	we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of fluctuating costs for fuel and other petroleum-based products;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	a trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

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

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented under a collective bargaining agreement.  From time to time there may be efforts to organize our employees.  There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization, such as the Employee Free Choice Act.  The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

●	Some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;
●	Restrictive work rules could hamper our efforts to improve and sustain operating efficiency;
●	Restrictive work rules could impair our service reputation and limit our ability to provide next-day services;
●	A strike or work stoppage would negatively impact our profitability and could damage customer and employee relationships; and
●	An election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property, damage, personal injury, workers’ compensation, long-term disability and group health.  We have insurance coverage with third-party insurance carriers, but retain or self-insure a portion of the risk associated with these claims.  If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.  Insurance companies may require us to obtain letters of credit to collateralize our self-insured retention.  If these requirements increase, our borrowing capacity could be adversely affected.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We expect our growth strategy to require a periodic reassessment or our insurance strategy, including self-insurance of a greater portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance under pending federal legislation, which we are unable to predict.  We may also become responsible for our legal expenses relating to such claims.  With growth, we will be required to periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  Insurance carriers have raised premiums for many businesses, including trucking companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed.  If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Our customers and suppliers’ business may be slow to recover from the most recent downturn in the world-wide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of an economic downturn.

Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control, table terms, because of the disruptions to the capital and credit markets.  These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt.  Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in particular year or quarter.  Our suppliers’ business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations.  A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers.  Fuel is one of our largest operating expenses.  Fuel prices tend to fluctuate and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  We do not hedge against the risk of diesel fuel price increases.  We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses.  We have no assurance that we will be able to collect fuel surcharges or enter into volume purchase agreements in the future.  An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers.  We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary.  While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

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

Shrinkage in the pool of eligible drivers could affect our profitability and ability to grow.

The ongoing Comprehensive Safety Analysis, often referred to as CSA 2010, is projected to reduce the driver pool. Every driver receives a score based upon his or her individual performance in six categories, which are then combined into a single score, and this score is compared to the scores of all other drivers to determine how “safe” the driver is. Drivers with lower scores are less hirable or not hirable. A shortage of qualified drivers from time to time could cause us to temporarily under-utilize our fleet, face difficulty in this seems aged a bit meeting shipper demands and increase our compensation levels for drivers.

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

On July 14, 2017 a truck owned by Twiss Transport, Inc. (“Twiss”) and driven by a Twiss employee was involved in a fatal accident in Marion County, Florida. Twiss, BT Twiss and the Company have been sued in both federal court in Pennsylvania and state court in Florida by the injured parties and the estate of the deceased. No damages have yet been specified and the defendants are vigorously defending the claims. All three defendants have notified the applicable insurance carrier.

We are indirectly involved, through Ordnance, in legal proceedings involving the termination of a DoD contract which took place in July 2011. (See Part 3, Legal Proceedings).

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

In July of 2013, we entered into the machine tool business, importing industrial machine tools and related equipment from international sources. In establishing this new line of business, we incurred certain debt to facilitate the cultivation and marketing of a distributor / dealer network.

In January 2016 and again in July 2017, through significant acquisitions, we expanded into the freight transportation, logistics and storage businesses, making substantial investments and incurring significant amounts of debt for both equipment acquisitions and working capital.

At September 30, 2017, we have outstanding debt of approximately 38.6 million to support our operations and cash flow needs.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Property

As of September 30, 2017, the Company’s headquarters, which oversees the operations of all of its Florida subsidiaries, is co-located with the trucking business of Twiss Transport, Inc., on approximately 10 acres of land in Largo, Florida. This property includes approximately 35,000 square feet of office, warehouse and maintenance space. Twiss Cold Storage, Inc. leases 132,055 square feet of refrigerated warehouse space in Tampa, Florida to facilitate its operations.

Through the acquisition of Big Red, the Company has corporate offices co-located with its trucking and storage business in a warehouse with approximately 60,000 square feet of office, warehouse and maintenance space in Great Meadows, New Jersey.

Item 3. Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company which could have a material effect on our future financial position or results of operations.

In July 2010, the U.S. Army terminated a contract to which Bulova Technologies Ordnance Systems LLC was a party. Concurrently, the Army demanded repayment of approximately $12,000,000 of payments provided previously to Ordnance under that contract. Ordnance appealed the termination on October 26, 2010. Ordnance challenged this decision before the Armed Services Board of Contract Appeals (“ASBCA”). In January 2014, a decision was rendered by the ASBCA finding that the contract was partially terminated correctly and partially terminated without justification. Based on this decision, which recognized both that the Army had improperly terminated a portion of the contract, converting that portion of the contract to a termination for convenience (which entitles Ordnance to payment of its termination costs by the Army) and implicitly that the Army had delayed unreasonably in supplying contractually-required documents to Ordnance. Ordnance submitted a termination for convenience claim in excess of $1,400,000 to the Army in April 2014 and a delay claim in excess of $3,200,000 in October 2014, the principle reason Ordnance has been maintained as a legal entity. The Army will likely pursue Ordnance for the balance of the $12,000,000 (plus interest and penalties). The assets of Ordnance were sold at arms-length to an independent third party and virtually all of the proceeds distributed to secured and unsecured third-party creditors.

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

On July 14, 2017 a truck owned by Twiss Transport, Inc. (“Twiss”) and driven by a Twiss employee was involved in a fatal accident in Marion County, Florida. Twiss, BT Twiss and the Company have been sued in both federal court in Pennsylvania and state court in Florida by the injured parties and the estate of the deceased. No damages have yet been specified and the defendants are vigorously defending the claims. All three defendants have notified the applicable insurance carrier.

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

Quarter Ending	High	Low

December 31, 2015	$0.0900	$0.0550
March 31, 2016	0.0800	0.0412
June 30, 2016	0.0500	0.0071
September 30,2016	0.0250	0.0020

December 31, 2016	$0.0059	$0.0014
March 31, 2017	0.0043	0.0015
June 30, 2017	0.0094	0.0019
September 30,2017	0.0075	0.0021

The closing bid price of our Common Stock on January 11, 2018, was $.0013.

As of January 11, 2017, there were approximately 2,500 shareholders of record of our Common Stock, not including those persons who hold their shares in “street name”.

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

Overview:

From January 1, 2009, Bulova Technologies Group, Inc. operated in multiple business segments. Government Contracting was focused on the production and procurement of military articles for the US Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC. In October 2012, this segment was discontinued through the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, with any remaining assets and liabilities associated with that operation being segregated and reported as a discontinued operation, until March 29, 2017, when the Company sold all of its ownership interests in Ordnance. Contract Manufacturing included the production of cable assemblies and circuit boards accounted for through BT Manufacturing Company LLC, a wholly owned subsidiary that was discontinued and disposed of in March 2011.

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

In July 2017, the Company expanded its transportation segment through the acquisition of 100% of the outstanding common stock of Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc., a New Jersey based trucking operation with hubs in both Netcong, New Jersey and Chicago, Illinois.

The Company continues to evaluate the incubation and marketing of innovative technology products for which it believes it can lend value because of its highly recognizable name brand and extensive marketing.

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

Results of operations :

For the year ended September 30, 2017 compared to the year ended September 30, 2016.

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

Ordnance did not have any revenue for the years ended September 30, 2017 and 2016.

Ordnance did not incur any costs of revenues for the years ended September 30, 2017 and 2016.

Ordnance did not realize any gross profit for the years ended September 30, 2017 and 2016.

Operating expenses and interest for the discontinued operations of Ordnance for the year ended September 30, 2017 of $33,385 is a decrease of $458,168 when compared to operating expenses and interest for the year ended September 30, 2016 of $491,553, and is due primarily to legal costs, as well as additional interest costs incurred in the restructuring of the terms of certain debts associated with the discontinued operations of Ordnance.

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

Continuing Operations

Revenue for continuing operations for the year ended September 30, 2017 of $25,150,112 is an increase of $6,429,350 when compared to the revenue for the year ended September 30, 2016 of $18,720,762, and is primarily due to the acquisition of the Transportation businesses in January 2016 and July 2017.

Cost of revenues for continuing operations for the year ended September 30, 2017 of $19,140,486 is an increase of $5,792,026 when compared to the cost of revenues for the year ended September 30, 2016 of $13,348,460, and is primarily due to the acquisition of the Transportation businesses in January 2016 and July 2017, and consists of the tractor, trailer and driver expenses associated with the transportation services.

Gross profit for continuing operations for the year ended September 30, 2017 of $6,009,626 is an increase of $637,324 when compared to the gross profit for the year ended September 30, 2016 of $5,372,302 for the reasons referred to above.

Selling and administrative expenses for continuing operations for the year ended September 30, 2017 of $7,940,919 is an increase of $698,102 when compared to selling and administrative expense for the year ended September 30, 2016 of $7,242,817. Stock based compensation of $3,100 for the year ended September 30, 2017 is a decrease of $1,945,324 when compared to stock based compensation for the year ended September 30, 2016 of $1,948,424.

Depreciation and amortization expense for continuing operations for the year ended September 30, 2017 of $1,765,758 is an increase of $785,817 when compared to depreciation and amortization expense for the year ended September 30, 2016 of $979,941.

Interest expense for continuing operations for the year ended September 30, 2017 of $7,174,853 is an increase of $4,735,342 when compared to interest expense of $2,439,511 for the year ended September 30, 2016.

Liquidity and capital resources:

As of September 30, 2017, the Company’s sources of liquidity consisted of new debt as well as new sales reported in the commercial sales and service business segment along with the new sales in the transportation segment of the business.

As of September 30, 2017, we had $87,984 in cash and cash equivalents.

Cash flows used in operating activities was $4,584,490 for the year ended September 30, 2017.

Cash flows provided by investing activities was 468,360 for the year ended September 30, 2017.

Cash flows provided by financing activities were 3,553,852 for the year ended September 30, 2017.

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

Management’s goal is to discontinue or sell all business units other than the transportation, thereby significantly reducing cost and reducing debt. This will not only reduce costs, but it will allow management to focus exclusively on building the transportation sector.

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

Our ability to utilize net operating loss carry forwards may be limited

As of September 30, 2017, the Company had net operating loss carry forwards (NOLs) of approximately 23 million for federal income tax purposes that will begin to expire between the years of 2022 and 2035. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Item 8. Consolidated Financial Statements

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016

ASSETS

Cash and cash equivalents	$87,984	$650,262
Accounts receivable	2,893,901	2,325,582
Inventory	97,000	421,331
Other current assets	824,475	353,203
Current assets from discontinued operations	-	-

Total Current Assets	3,903,360	3,750,378

Fixed assets, net	10,998,406	10,745,924
Other assets	47,020	113,215
Goodwill	5,344,533	4,789,772
Non-current assets from discontinued operations	-	-

	$20,293,319	$19,399,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$2,132,325	$1,598,445
Accounts payable – related parties	2,579,301	1,786,436
Accrued expenses and other current liabilities	440,691	413,720
Accrued expenses and other current liabilities – related parties	1,479,083	1,137,163
Current portion of long term debt	13,224,414	4,553,201
Current portion of notes payable – related parties	1,130,208	412,720
Amounts due shareholders and related parties	818,230	419,260
Derivative liability	224,864	269,538
Current liabilities from discontinued operations	-	1,111,962

Total current liabilities	22,029,116	11,702,445

Long term debt, net of current portion	9,000,811	8,078,716
Notes payable – related parties, net of current portion	15,284,594	14,862,451
Long term liabilities from discontinued operations	-	10,800,000

Total liabilities	46,314,521	45,443,612

Commitments and contingencies (Note 11)	-	-

Shareholders’ deficit
Preferred stock, $.00001 par, authorized 5,000,000,000 shares; 4,000,000,000 and 4,000,000,000 issued and outstanding at September 30, 2017 and 2016	40,000	40,000
Common stock, $.001 par; authorized 900,000,000 shares, 608,240,490 and 343,752,151 issued and outstanding at September 30, 2017 and 2016	608,241	343,752
Subscription receivable	(66,000)	(66,000)
Additional paid in capital in excess of par	29,058,112	28,799,184
Accumulated deficit	(54,877,930)	(55,419,392)
Total Bulova Technologies Group, Inc. shareholders’ deficit	(25,237,577)	(26,302,456)
Non-controlling interest in BT-Twiss Transport LLC	(783,625)	258,133
Total shareholders’ deficit	(26,021,202)	(26,044,323)

	$20,293,319	$19,399,289

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016

Revenues	$25,150,112	$18,720,762
Cost of revenues	19,140,486	13,348,460

Gross profit	6,009,626	5,372,302

Selling and administrative expenses	7,940,919	7,242,817
Stock based compensation	3,100	1,948,424
Depreciation and amortization expense	1,765,758	979,941
Interest expense	7,174,853	2,439,511

Total expenses	16,884,630	12,610,693

Loss from operations	(10,875,004)	(7,238,391)

Other income (expense)
Derivative gain (loss)	183,405	(269,538)
Other income (loss)	(571,712)	188,730

Loss from continuing operations before income taxes	(388,307)	(7,319,199)

Income tax expense	-	-

Loss from continuing operations	(11,263,311)	(7,319,199)
Income (loss) from discontinued operations, net of tax
Operating expenses	(33,385)	(491,553)
Gain on deconsolidation of subsidiary	10,796,400	-

Total income (loss) from discontinued operations, net of tax	10,763,015	(491,553)

Net loss	(500,296)	(7,810,752)
Net income (loss) attributable to non-controlling interest in BT-Twiss Transport LLC	(1,041,758)	258,133

Net income (loss) attributable to Bulova Technologies Group, Inc.	$541,462	$(8,068,885)

Basic and diluted net income (loss) per share
Loss from continuing operations	$(.023)	$(.068)
Income (loss) from discontinued operations	.022	(.005)
Net loss per share	$(.001)	$(.073)

Weighted average shares outstanding, basic and diluted	484,351,164	107,466,765

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016

Cash flows from operating activities:
Loss from continuing operations	$(11,263,311)	$(7,319,199)
Income (Loss) from discontinued operations	10,763,015	(491,553)
Net loss	(500,296)	(7,810,752)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,459,331	979,941
Stock based payment for services	3,100	1,948,424
Amortization of debt discount	306,427	196,689
Interest expense from refinance transactions	3,342,297
(Gain) loss on sale and disposal of assets	62,063	(71,910)
Derivative expense	-	269,538
Gain on change in fair value of derivative liability	(183,405)	-
Loss on inventory write-down	-	253,195
Changes in operating assets and liabilities
Accounts receivable	2,432	(393,025)
Inventory	324,331	(414,885)
Prepaid expenses and other assets	(11,888)	(112,631)
Accounts payable and accrued expenses	1,411,580	1,752,609
Amounts due shareholders	-	464,700

Net cash flows from operating activities – continuing operations	6,215,972	(2,938,107)
Net cash flows from operating activities – discontinued operations	(10,800,462)	(450,462)
Net cash flows from operating activities	(4,584,490)	(2,487,645)

Cash flows from investing activities:
Acquisition of fixed assets	(38,940)	(11,681)
Cash purchased with business acquisition	48,741	196,229
Proceeds from disposition of assets	421,559	-
Proceeds from sale of assets	37,000	132,500
Cash payments in business acquisition	-	(5,166,155)
Net cash flows from investing activities – continuing operations	468,360	(4,849,107)
Net cash flows from investing activities – discontinued operations	-	-
Net cash flows from investing activities	468,360	(4,849,107)

Cash flows from financing activities
Advances from shareholders and related parties	843,452	-
Repayments to shareholders and related parties	(444,482)	-
Increases in long term debt	11,355,709	8,717,840
Repayment of long term debt	(8,777,727)	(3,226,247)
Increases in notes payable – related parties	1,525,500	3,251,087
Repayment of notes payable – related parties	(921,100)	(701,014)

Net cash flows from financing activities – continuing operations	3,581,352	8,041,667
Net cash flows from financing activities – discontinued operations	(27,500)	(125,000)
Net cash flows from financing activities	3,553,852	7,916,667

Increase (decrease) in cash and cash equivalents	(562,278)	579,915
Cash and cash equivalents, beginning	650,262	70,347

Cash and cash equivalents, ending	$87,984	$650,262

Cash paid for interest	$3,170,857	$2,308,346

Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

October 2016, issuance of 6,561,299 common shares as a true up to a prior conversion of debt	$-	$-
October 2016, issuance of 7,500,000 common shares from exercise of warrants	$14,250	$-
December 2016, issuance of 26,041,667 as partial payment on a settlement	$25,000	$-
December 2016, issuance of 67,000,000 common shares as partial payment of account payable to a related party	$207,700	$-
December 2016, issuance of 27,803,571 common shares as conversion of debt	$10,000	$-
January 2017, issuance of 20,000,000 common shares as conversion of debt	$7,500	$-
February 2017, issuance of 1,000,000 common shares for services	$3,100	$-
Financed the acquisition of new equipment	$1,248,345	$-
Satisfaction of debt on sale of assets	$16,444	$-
Principal and interest payments through refinanced debt	$6,433,00	$-

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Total Bulova Technologies Group, Inc. Stockholders' Deficit
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Subscription Receivable	Additional Paid- In Capital	Accumulated Deficit	Non- Controlling Interest	Total

Balances, October 1, 2015	4,000,000,000	$40,000	$69,093,518	$69,093	$(66,000)	$26,231,658	$(47,350,507)	$-	$(21,075,756)
Issuance of shares from the exercise of warrants			75,000	75		(75)			-
Issuance of warrants associated with settlement of debt						26,228			26,228
Issuance of shares for services			5,000,000	5,000		317,500			322,500
Issuance of warrants for services						1,380,999			1,380,999
Issuance of shares for services			2,500,000	2,500		110,000			112,500
Issuance of shares as part of acquisition			3,000,000	3,000		154,500			157,500
Issuance of warrants as part of acquisition						26,250			26,250
Issuance of shares as partial settlement of debt			5,100,000	5,100		300,900			306,000
Issuance of shares from the exercise of warrants			3,510,811	3,511		(3,511)			-
Issuance of shares for services			850,000	850		18,275			19,125
Issuance of shares for debt conversion			9,163,834	9,164		45,836			55,000
Issuance of shares for debt conversion			206,458,988	206,459		116,324			322,783
Issuance of shares from the exercise of warrants			39,000,000	39,000		74,300			113,300
Net loss for the year ended September 30, 2016							(8,068,885)	258,133	(7,810,752)

Balances, September 30, 2016	4,000,000,000	$40,000	343,752,151	$343,752	$(66,000)	$28,799,184	$(55,419,392)	$258,133	$(26,044,323)
Issuance of shares for debt conversion			6,561,299	6,561		(6,561)			-
Issuance of shares from the exercise of warrants			7,500,000	7,500		6,750			14,250
Issuance of shares for a settlement			26,041,667	26,042		(1,042)			25,000
Issuance of shares as partial satisfaction of an account payable to a related party			67,000,000	67,000		140,700			207,700
Issuance of shares for debt conversion			27,803,571	27,804		(17,804)			10,000
Issuance of shares for debt conversion			20,000,000	20,000		(12,500)			7,500
Issuance of shares for services			1,000,000	1,000		2,100			3,100
Issuance of shares for debt conversion			108,581,802	108,582		44,814			153,396
Derivative liability adjustment - satisfaction of debt						102,471			102,471
Net loss for the year ended September 30, 2017							541,462	(1,041,758)	(500,296)

Balances, September 30, 2017	4,000,000,000	$40,000	608,240,490	$608,241	$(66,000)	$29,058,112	$(54,877,930)	$(783,625)	$(26,021,202)

See accompanying notes to consolidated financial statements.

BULOVA TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED SEPTEMBER 30, 2017 AND 2016

1.	Description of business:

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

From January 1, 2009, Bulova Technologies Group, Inc. operated in multiple business segments. Government Contracting was focused on the production and procurement of military articles for the US Government and other Allied Governments throughout the world, and was accounted for through two of the Company’s wholly owned subsidiaries, Bulova Technologies Ordnance Systems LLC, and Bulova Technologies (Europe) LLC. In October 2012, this segment was discontinued through the sale of substantially all of the assets of Bulova Technologies Ordnance Systems LLC, with any remaining assets and liabilities associated with that operation being segregated and reported as a discontinued operation. Contract Manufacturing included the production of cable assemblies and circuit boards accounted for through BT Manufacturing Company LLC, a wholly owned subsidiary that was discontinued and disposed of in March 2011. More recently, the Company engaged in Commercial Sales that have included the brokering of Eastern European small caliber ammunition to large U.S. customers on a wholesale basis and to small retail customers in the U.S. accounted for through Bulova Technologies (Europe) LLC.

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

In July 2017, the Company expanded its transportation segment through the acquisition of 100% of the outstanding common stock of Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc., a New Jersey based trucking operation with hubs in both Netcong, New Jersey and Chicago, Illinois.

2.	Principles of consolidation and basis of presentation:

These consolidated financial statements include the assets and liabilities of Bulova Technologies Group, Inc. and its subsidiaries as of September 30, 2017 and 2016. All material intercompany transactions have been eliminated.

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

Bulova Technologies Compliance and Security LLC - co-located at the Company’s headquarters in Clearwater, Florida, this company is a joint venture. The Company’s ownership interest in this joint venture is 30 percent. The Company accounts for this joint venture interest using the equity method of accounting and does not consolidate its operations. At September 30, 2017, the operations of the joint venture reflect a loss in excess of the Company’s investment. As a result, the amount carried on the balance sheet as of September 30, 2017 is $0. This company was established to market the Enterprise Content Management Library ("ECM Library"©) and the companion K-3 Data Encryption software to government agencies, banks, law firms and mid to large size businesses. The ECM Library© software system provides for advanced search capability, high demand security, protection notification alerts, and back-up repository maintenance. The software provides unique layers of security in the access to the stored data. These layers actively monitor access to repository data, download and transmission of confidential files, insertion of external memory devices, on-line searches that have been performed, web-sites visited, and e-mails sent or received using the repository content. At September 30, 2017, this joint venture has ceased operations.

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

Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc – (“Big Red”) – Acquired in July 2017, these two entities together provide an expansion of the Company’s capabilities through its fleet of tractors and trailers transporting Frozen, Chilled and Dry goods from hubs located in Netcong, New Jersey and Chicago, Illinois. Corporate offices are maintained in Great Meadows, New Jersey.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017 and 2016, and the results of operations and cash flows for the years ended September 30, 2017 and 2016.

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

Concentrations – Major Customers

For the year ended September 30, 2017, approximately 40% of the revenue accounted for within the Company’s transportation business segment was provided by three customers, one representing approximately 26% and the other two approximately 7% each.

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

Equity method of accounting – Joint Venture

The Company accounts for its joint venture interest in Bulova Technologies Compliance and Security LLC using the equity method of accounting. The Company’s ownership interest in this joint venture is 30 percent. As of September 30, 2017, Compliance ceased all operations, and the write off of the full amount of the Company's advances and investment in Compliance resulted in the recognition of a loss in the amount of $534,771 recorded as a loss in other expense for the year ended September 30, 2017.

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

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities in each of the Company’s business segments. The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At September 30, 2017 and 2016 the Company has provided an allowance for doubtful accounts of $120,823 and $11,468 respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s products work in process and finished goods ready for sale.

The breakdown of inventory at September 30, 2017 and 2016 is as follows:

	September 30,	September 30,
	2017	2016
Finished goods	$47,000	$371,331
Materials and supplies	50,000	6,396

Total inventory of continuing operations	$97,000	$377,727

Other current assets Other current assets are comprised of the following at September 30, 2017 and 2016

	September 30, 2017	September 30, 2016

Prepaid expenses and deposits	$824,475	$353,203

	$824,475	$353,203

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

Fixed assets are comprised of the following at September 30, 2017 and September 30, 2016

	September 30,	September 30,
	2017	2016

Funiture, fixtures and equipment	$495,705	$476,350
Tractors and trailers	11,290,873	9,936,769
Capital lease assets	1,368,223	1,336,243
Vehicle and other	35,000	39,654
	13,189,801	11,789,016
Less accumulated depreciation	(2,191,395)	(1,043,092)

Net property, plant and equipment	$10,998,406	$10,745,924

Other assets

Other assets are comprised of the following at September 30, 2017 and September 30, 2016

	September 30,	September 30,
	2017	2016
Advances - Bulova Technologies Compliance & Security	$-	$85,729
Refundable deposits	47,020	27,486

	$47,020	$113,215

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

As a result of entering into a convertible credit facility during the year ended September 30, 2017, for which such instrument contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion option. The Company used the following Black-Scholes assumptions in arriving at the fair value of this conversion as of September 30, 2017 in the amount of $224,864.

September 30,
2016

Expected Life in Years	0.5
Risk-free Interest Rates	1.20%
Volatility	240.68%
Dividend Yield	0%

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses. The Company incurred advertising expenses of $7,292 for the year ended September 30, 2017 as compared to $45,266 for the year ended September 30, 2016.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2017, there were 141,780,832 common stock equivalents that were anti-dilutive and were not included in the calculation.

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

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has sustained substantial losses, and has minimal assets. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3. Discontinued Operations

In October of 2012, Bulova Technologies Ordnance Systems LLC sold substantially all of its assets to an unrelated party, and discontinued operations. As a result of the decision to sell these assets, the Company has identified the assets and liabilities of Ordnance as pertaining to discontinued operations at September 30, 2017 and September 30, 2016 and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Summarized operating results for discontinued operations is as follows:

	Year Ended September 30,
	2017	2016

Revenue	$-	$-
Cost of Sales	-	-
Gross profit	-	-
Operating expenses and interest	(33,385)	(491,553)
Other income (expense)	-	-
Income (loss) from operations	(33,385)	(491,553)
Gain on deconsolidation of subsidiary	10,796,400	-
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$10,763,015	$(491,553)

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

5.  Business Combination – Wholly Owned Subsidiary and Intangibles

As discussed in Note 1, on July 17, 2017, the Company acquired 100% of the outstanding common stock of both Big Red LTL Transport, Inc. and CIN-SAN Leasing, Inc., jointly referred to as Big Red.

Accordingly, the results of Big Red are included in the accompanying consolidated financial statements only from the acquisition date through September 30, 2017. The recorded cost of this acquisition was based upon the fair market value of the Company’s acquired based on Management's estimate. An intangible asset for goodwill has been recorded in the amount of $554,761. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

The total purchase price of the two companies is calculated as follows:

Promissory note	504,000

Total purchase price	$504,000

Goodwill is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition as follows:

Total Purchase Price	$504,000

Fair Value of Assets and Liabilities
Cash accounts	$48,741
Accounts receivable	570,751
Prepaid expenses and other assets	393,189
Property and equipment	1,380,794
Less current liabilities assumed	(531,006)
Less long-term debt assumed	(1,913,230)
(50,761)

Calculated Goodwill	$554,761

6.  Contract Dispute - Discontinued Operations

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

7. Long Term Debt Long term debt consisted of the following at:

	September 30, 2017	September 30, 2016

Note payable to Keehan Trust Funding, LLC as amended on February 16, 2016 in the amount of $1,600,000. This note is secured by the assignment of potential proceeds from a claim against a terminated government contract with a value in excess of $4,700,000.	1,041,500	1,111,500

Note payable to Ford Credit dated October 1, 2014 in the amount of $32,929 payable in 48 monthly installments of $744, secured by a vehicle	-	17,187

Capital lease obligation dated July 16, 2015, bearing interest at 8%, payable at 3,355 monthly with a final payment due June 16, 2020, secured by equipment.	99,914	131,495

Various notes payable to EIN CAP in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $57,058 net of discount of $15,578 and $102,335 net of discount of $29,975.	41,480	72,360

Various notes payable to Complete Business Solutions in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $5,149,612 net of discount of $1,102,761 and $1,173,521 net of discount of $185,046 respectively.	4,046,851	988,475

Various notes payable to Yellowstone Capital in various amounts with no stipulated interest rate, and various maturity dates, unsecured, totaling $0 and $212,382 net of discount of $66,944 respectively.	-	145,438

Note payable to Sunshine Bank dated January 28, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of BT Twiss Transport LLC.	2,000,000	1,163,853

Note payable to Sunshine Bank dated January 28, 2016 in the amount of $2,000,000, bearing interest at 4.75%, with a maturity date of January 31, 2021, net of unamortized loan costs of $29,594 and $38,472 respectively, secured by the assets of BT-Twiss Transport, LLC.	1,577,368	1,820,594

Various notes payable to Power Up Lending Group, LTD in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $239,523 net of discount of $48,726 and $454,752 net of discount of 89,601.	190,797	365,151

Financing agreements for the purchase of insurance through Bank Direct payable in monthly installments	233,498	21,500

Note payable to Sunshine Bank dated September 30, 2016 as a revolving credit line, bearing interest at Prime plus 1%, with a maturity of January 31, 2021, secured by the assets of Twiss Transport, Inc. net of unamortized loan costs of $42,919 and $54,769 respectively.	4,089,787	6,408,431

Various equipment financing contracts for Transport Tractors and Trailers, with various terms and interest rates, secured by equipment	1,921,496	409,820

Various capital lease obligations for Transport Tractors, with various payment terms, secured by equipment	736,567	1,087,613

Various notes payable to Ace Funding in various amounts, with no stipulated interest rate, and various maturity dates, unsecured, totaling $202,345 net of discount of $58,964.	143,381	-

Note payable to Cardinal Funding with no stipulated interest rate, unsecured, totaling $940,000 net of discount of $257,445.	682,555	-

Note payable to Cash Village NY LLC with no stipulated interest rate, unsecured, totaling $78,865 net of discount of $24,145.	54,720	-

Note payable to Caymus Funding, Inc., with no stipulated interest rate, unsecured, totaling $140,392 net of discount of $18,720.	121,672	-

Convertible promissory note payable to Crown Bridge Partners, LLC, bearing interest at 12% per annum, with a maturity date of August 3, 2018, in the amount of $50,000, net of discount of $41,667.	8,333	-

Convertible promissory note payable to Crown Bridge Partners, LLC bearing interest at 8%, unsecured	27,665	-

Convertible promissory note payable to Power Up Lending Group LTD, bearing interest at 12% per annum, with a maturity date of October 28, 2017. In the amount of $78,590, net of discount of $43,662,	34,928	-

Note payable to Fast Advance Funding with no stipulated interest rate, unsecured, totaling $267,500 net of discount of $59,167.	208,333	-

Note payable to ML Factors Funding LLC with no stipulated interest rate, unsecured, totaling $75,767 net of discount of $23,067.	52,700	-

Note payable to New Era Lending, LLC, with no stipulated interest rate, unsecured, totaling $212,919 net of discount of $63,771.	149,148	-

Note payable to Nexgen Capital LLC with no stipulated interest rate, unsecured, totaling $39,880 net of discount of $13,409.	26,471	-

Note payable to Queen Funding LLC with no stipulated interest rate, unsecured, totaling $124,863 net of discount of $39,179.	85,684	-

Note payable to RAM Capital, with no stipulated interest rate, unsecured, totaling $72,981 net of discount of $31,419.	41,562	-

Note payable to TVT Capital, LLC with no stipulated interest rate, unsecured, totaling $94,421 net of discount of $35,532.	58,889	-

Note payable to PeoplesBank, dated July 18, 2017 in the amount of $2,400,000, bearing interest at 4.375%, payable $44,963 monthly, with a maturity date of July 18, 2022, net of unamortized loan costs of $22,268, secured by the assets of Big Red LTL Transport, Inc.	2,350,036	-

Note payable to PeoplesBank, dated July 6, 2017 in the amount of $500,000 bearing interest at 4.625%, payable $9,365 monthly, with a maturity date of July 5, 2022, net of unamortized loan costs of $2,907.	482,189	-

Note payable to Wells Fargo in the form of a credit line, in the amount of $728,000 payable interest only.	728,000	-

Financing agreements for the purchase of insurance through IPFS Corporation, payable in monthly installments	172,491	-

Note payable to Ford Credit dated December 18, 2013 in the amount of $31,475 payable in 60 monthly installments of $621, secured by a vehicle	8,908	-

Various equipment financing contracts for Transport Tractors, Trailers and Forklifts, with various terms and interest rates, secured by equipment	806,044	-

Note payable to Allianz with no stipulated interest rate, unsecured	2,258	-
	22,225,225	13,743,417
Less current portion pertaining to continuing operations	(13,224,414)	(4,553,201)
Less current portion pertaining to discontinued operations	-	(1,111,500)
Less long-term portion associated with discontinued operations	-	-
	$9,000,811	$8,078,716

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended September 30,
2018	$13,224,414
2019	2,515,628
2020	2,503,464
2021	3,147,682
2022	834,037
Thereafter	-
$22,225,225

8. Notes Payable – Related Parties Notes payable related parties consisted of the following at:

	September 30, 2017	September 30, 2016

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to NFC III LLC bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,356,819	1,356,819

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SIII Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	1,341,755	1,341,755

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to SIII Associates Limited Partnership bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	100,000	100,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to SV Associates Limited Partnership bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $3,500 and the balance of $116,000 on March 31, 2020	119,500	119,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Craigmore Machinery Company bearing interest at 8%. These notes mature and all principal and interest is due and payable on September 15, 2017 for $155,000 and the balance of $403,712 on March 31, 2020	558,712	556,212

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Gary Shapiro bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	205,000	205,000

Promissory note payable to Craigmore DB Plan dated November 9, 2015 bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	186,000	165,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible promissory note payable to Tropico Equity Partners LLC bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	68,161	68,161

Convertible promissory note payable to Tropico Management LP bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	10,606	10,606

Convertible promissory notes payable to SF NextGen bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	192,000	180,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Banyan Capital Finance bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	23,000	23,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	160,000	160,000

Convertible promissory note payable to Colleen Stacy Shapiro 2007 Trust bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31, 2020	20,000	20,000

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Rachel E Shapiro Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	51,500	51,500

Various promissory notes as of September 30, 2014 exchanged on January 1, 2015 for Convertible promissory notes payable to Shapiro Family D1 Trust bearing interest at 8%. These notes mature and all principal and interest is due and payable on March 31, 2020	180,000	150,000

Promissory note as of September 30, 2014 exchanged on January 1, 2015 for a Convertible Promissory Note payable to The Shapiro Family D1 Trust dated bearing interest at 8%. This note matures and all principal and interest is due and payable on March 31,2020	400,000	400,000

Convertible promissory note dated February 6, 2015 in the original amount of $4,000,000 bearing interest at 7%, interest payable quarterly, with a maturity date of February 5, 2021, net of discount of $433,333 and $563,333 respectively	2,952,025	2,834,294

Convertible promissory note dated January 28, 2016 in the amount of $4,666,155 bearing interest at 5%, interest payable quarterly, convertible at $.10 per share, with a maturity date of January 28, 2020.	4,560,368	4,666,155

Promissory note dated January 28, 2016 in the amount of $2,400,000 bearing interest at 4.24% with a maturity date of January 29, 2021, net of unamortized loan costs of $23,391 and $30,408 respectively.	2,243,960	2,282,746

Promissory note dated February 3, 2011 in the amount of $229,755 bearing interest at 8% payable on demand	-	34,423

Promissory note dated April 26, 2016 in the amount of $400,000 bearing interest 5%, with a maturity date of April 26, 2018, unsecured.	400,000	400,000

Short term advance in the amount of $150,000, non-interest bearing, payable on demand.	-	150,000

Promissory note dated May 12, 2017 bearing interest at 10%, with a maturity date of May 12, 2018, unsecured.	793,396	-

Promissory note, dated July 20, 2017 bearing no interest, with a maturity date of July 20, 2024, payable at $6000 per month for 84 months, unsecured	492,000	-
	16,414,802	15,275,171
Less current portion pertaining to continuing operations	1,130,208	412,720
Less current portion pertaining to discontinued operations	-	-
Less long-term portion associated with discontinued operations	-	-
	$15,284,594	$14,862,451

Principal maturities of notes payable – related parties for the next five years and thereafter are as follows:

Period ended September 30,
2017	$1,130,208
2018	551,914
2019	4,940,226
2020	9,588,454
2021	72,000
Thereafter	132,000
$16,414,802

As of September 30, 2017, and 2016 there is an amount of accrued interest on related party notes payable of $1,479,083 and $1,137,163 respectively included in accrued expenses – related party for each year.

9. Income Taxes

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

The Company has estimated net operating losses of approximately $29,450,000 and $28,950,000 as of September 30, 2017, and 2016 respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards will expire in 2022 through 2037.

The income tax provision consists of the following for the years ending September 30 2017 and 2016:

	September 30,	September 30,
	2017	2016

Net Operating Losses	$29,450,000	$28,950,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-

Deferred Tax Asset	10,307,500	10,132,500
Valuation Allowance	(10,307,500)	(10,132,500)
Net Deferred Tax Asset	$-	$-

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of September 30, 2017, the tax returns for the Company for the years ending 2012 through 2016 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

10. Segment reporting

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

SEGMENT INFORMATION FOR THE YEAR ENDED SEPTEMBER 30, 2017 IS AS FOLLOWS:

	Commercial Sales	Transportation	Total

Revenue	$1,402,455	$23,747,657	$25,150,112
Cost of Sales	1,562,401	17,578,085	19,140,486

Gross profit	(159,946)	6,169,572	6,009,626
Selling, general and administrative expenses	664,931	5,085,703	5,750,634
Depreciation and interest expenses	184,928	2,522,593	2,707,521

Income (loss) from operations	(1,009,805)	(1,438,724)	(2,448,529)
Other income (expense)	(5,756)	(31,226)	(36,982)

Net loss	$(1,015,561)	$(1,469,950)	$(2,485,511)

Total Assets	$229,138	$14,494,068	$14,723,206

Reconciliation of Segment Amounts Reported to Consolidated Amounts

Total revenues for reportable segments	$25,150,112
Unallocated amounts relating to corporate operations	-

Total consolidated revenue	$25,150,112

Net loss
Total loss for reportable segments	$(2,485,511)
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses	(2,190,285)
Stock based compensation	(3,100)
Other income	41
Loss recognized on failed joint venture	(534,771)
Income from discontinued operations and deconsolidation of subsidiary	10,763,015
Change in fair value of derivative liability	183,405
Depreciation and interest expense	(6,233,090)

Total consolidated net loss	$(500,296)

Assets
Total assets for reportable segments	$14,723,206
Goodwill	5,344,533
Corporate investments and other assets	225,580

Total consolidated assets	$20,293,319

11. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

At September 30, 2017 Company no longer operates corporate and administrative offices in a facility that was leased by Ordnance, (a discontinued operation), from a non-affiliate in Tampa, Florida, approximating 5,000 square feet. The Tampa location was leased for a base monthly rental increased by a minimum of 2.5% each year through an expiration date of December 21, 2027. The Company is no longer a party to that lease.

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

Total rent expense for the years ended September 30, 2017 and 2016, was approximately $1,442,390 and $1,139,020 respectively.

Bulova Technologies Group, Inc. is not currently a party to any lease commitments. BT-Twiss Transport LLC, and its wholly owned subsidiaries, as identified above, have the following commitments for minimum lease payments, under these operating leases for the next five years and thereafter as of September 30, 2017 are as follows:

Period ended September 30,
2018	$1,418,609
2019	1,450,367
2020	917,359
2021	360,000
2022	360,000
Thereafter	4,806,000
$9,312,335

12. Related Party Transactions

The following related party transactions not disclosed elsewhere in this document are as follows:

The Company has received advances from major shareholders and related parties from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of September 30, 2017, there is no balance remaining outstanding to Stephen L Gurba, a balance outstanding to Gary Shapiro of $82,500, and a balance outstanding to a company owned by Richard Welkowitz of $735,730, totaling $818,230. This amount is reported on the balance sheet as amounts due shareholders and related parties.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2017, and 2016, the Company had a balance payable to Craigmore of $2,579,301 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the year ended September 30, 2017, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of September 30, 2017, Compliance ceased all operations, and the write off of the full amount of the Company’s advances and investment in Compliance resulted in the recognition of a loss in the amount of $534,771 recorded as a loss in other expense for the year ended September 30, 2017.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2017, and 2016, the total amount outstanding under these related party notes is $4,973,053 and $4,907,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

On May 12, 2017, the Company issued a 10% Promissory Note to Richard Welkowitz in the amount of $630,000, payable in twelve monthly payments of principal and interest, with a maturity of May 12, 2018.   Mr. Welkowitz advanced additional funds under the terms of this note leaving an outstanding balance as of September 30, 2017 of $793,396.

On July 20, 2017, the Company issued a non-interest bearing Promissory Note to Michael and Constance Pryslak in the amount of $504,000 payable in eighty four monthly payments of $6,000, with a maturity of July 20, 2024.

13.  Stockholders’ Equity

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

In June 2017, the Company filed Articles of Amendment to its Articles of Incorporation to increase the amount of authorized common shares to 900,000,000 at $0.001 par value per share

During October 2015 the Company issued 75,000 common shares due to the exercise of 100,000 cashless warrants.

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

During September 2016, the Company issued 39,000,000 common shares due to the exercise of warrants

During October 2016, the Company issued 6,561,299 common shares as partial payment of debt.

During October 2016, the Company issued 7,500,000 common shares due to the exercise of warrants.

During October 2016, the Company issued 26,041,667 common shares as payment on a settlement

During December 2016, the Company issued 67,000,000 common shares to Craigmore, a related party, as payment on behalf of Bulova Technologies Machinery LLC for inventory.

During December 2016, the Company issued 27,803,571 common shares as partial payment of debt

During January 2017, the Company issued 20,000,000 common shares as partial payment of debt.

During February 2017, the Company issued 1,000,000 common shares for services.

During July 2017, the Company issued 45,372,528 common shares as partial payment of debt.

During August 2017, the Company issued 17,200,000 common shares as partial payment of debt.

During September 2017, the Company issued 46,009,274 common shares as partial payment of debt.

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

February 25, 2013, the Company sold 2,000,000,000 preferred shares.

In June 2017, the Company filed Articles of Amendment to its Articles of Incorporation to stipulate three (3) classes of Preferred Shares respectively, Preferred Stock (“Preferred Stock”), Preferred Stock A (“Preferred Stock A”) and Preferred Stock B (“Preferred Stock B”). The Company is authorized to issue 5,000,000,000 shares of “Preferred Stock” at a par value of $0.000001 per share, 50,000,000 shares of “Preferred Stock A” at no par value, and 50,000,000 shares of “Preferred Stock B” at no par value.

The preferred shares classified as Preferred Stock have co-voting rights with the outstanding common shares, so that the common shares and the Preferred Stock shall vote as though, together they were a single class of stock.  The preferred shares classified as Preferred Stock have no dividend rights, liquidation preferences, redemption rights, conversion rights or other preferences.   The preferred shares classified as Preferred Stock A and Preferred Stock B have no voting rights. The rights, preferences and limitations of both Preferred Stock A and Preferred Stock B shall be set from time to time by resolution of the Board. These shares are not listed on any exchange.

Subscription receivable

In February 2013, the Company issued 20,589,981 warrants in exchange for subscription notes receivable of $66,000.

Common Stock Warrants The following table represents common stock warrant activity as of and for the year ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants Outstanding - October 1, 2016	140,780,832	$0.02	8.6	$-
Granted / Vested	1,000,000	$0.05
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – September 30, 2017	141,780,832	$0.02	8.8	$0.04

Outstanding Exercisable – October 1, 2016	140,780,832	$0.02	8.6	$-
Outstanding Exercisable – September 30, 2017	141,780,832	$0.02	8.8	$0.04

14. Subsequent Events

During October 2017, the Company issued 43,000,000 common shares as partial payment of debt pursuant to contract terms on convertible debt.

During November 2017, the Company issued 37,897,406 common shares as partial payment of debt pursuant to contract terms on convertible debt.

During December 2017, the Company issued 54,491,561 common shares as partial payment of debt pursuant to contract terms on convertible debt.

During January 2018, the Company issued 34,375,000 as partial payment of debt pursuant to contract terms on convertible debt.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, that occurred during the fourth quarter of the fiscal year ended September 30, 2017 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers, directors of the Company, and their ages and positions, are as follows as of September 30, 2017:

Name	Age	Office Held
Stephen L. Gurba Craig Schnee William McMillen. David Shapiro Michael J. Perfetti	61 69 74 31 59	Chairman of the Board. Chief Executive Officer and President Director, Secretary and General Counsel Director and Chief Financial Officer (1) Director Chief Financial Officer (1)

(1)	On October 6, 2014 William McMillen resigned as Chief Financial Officer and Michael J. Perfetti was appointed as the new Chief Financial Officer as of that date.

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

Item 11. Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid to our Principal Executive Officer, Secretary and Principal Financial Officer. We have no other executive officers that received compensation in excess of $100,000 for the years ended September 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE - YEARS ENDED SEPTEMBER 30, 2017 AND 2016

						Non-Equity Incentive	Change in Pension Value and non Qualified Deferred
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other Compensation	Total

Stephen L. Gurba, Chairman of the Board,	2016	$386,000	$-	$322,500	$-	$-	$-	$400,000	$1,108,500
Chief Executive Officer and President	2017	$386,000	$-	$-	$-	$-	$-	$-	$386,000

Craig S Schnee	2016	$130,000	$-	$-	$130,000	$-	$-	$-	$260,000
Secretary and General Counsel	2017	$130,000	$-	$-	$-	$-	$-	$-	$130,000

Michael J. Perfetti	2016	$150,000	$-	$-	$65,000	$-	$-	$-	$215,000
Chief Financial Officer	2017	$150,000	$-	$3,100	$-	$-	$-	$-	$153,100

		$1,332,000	$-	$325,600	$195,000	$-	$-	$400,000	$2,252,600

The following table summarizes the Company’s Outstanding Equity Awards at fiscal year ended September 30, 2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Optons, # Exercisable	Number of Securities Underlying Unexercised Optons, # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marketor Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Stephen L. Gurba (1)	5,000,000	-	-	$0.02	2/5/25	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	2/15/22	-	$-	-	-
Craig Schnee	250,000	-	-	$0.02	5/17/22	-	$-	-	-
Craig Schnee	3,113,920	-	-	$0.02	2/27/23	-	$-	-	-
William McMillen	3,166,667	-	-	$0.02	8/31/23	-	$-	-	-
Lynn Shapiro	3,961,702	-	-	$0.02	2/27/23	-	$-	-	-

(1) - includes 5,000,000 warrants owned by his spouse

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Stephen L. Gurba	$-	-	-	-	$-	$-	$-
Craig Schnee	$-	-	-	-	$-	$-	$-
William E McMillen	$-	-	-	-	$-	$-	$-
David Shapiro	$-	-	-	-	$-	$-	$-

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. Directors do not receive any form of compensation.

Stephen L. Gurba has a three year employment contract with the Company dated February 25, 2013, providing for an annual salary of $386,000 and various fringe benefits, to include use of an automobile, corporate country club membership not to exceed $12,000 annually, and term life, disability and health insurance. He also is eligible for up to a $200,000 bonus annually based upon meeting certain sales and EBITDA goals. There was no bonus paid during the years ended September 30, 2017 and 2016.

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

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 608,240,490 shares of common stock and 4,000,000,000 shares of preferred stock issued and outstanding on September 30, 2017, as well as 141,780,832 warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Stephen L. and Evelyn Gurba (2)	2,006,230,000	42.24%
12645 49th Street North
Clearwater, Fl 33762

Gary L. Shapiro (3)	919,295,036	19.35%
2R Judiths Fancy
Christiansted, USVI 00824

Harold J. Hoodwin (4)	600,500,000	12.64%
Houston, TX 77096

David Goose (5)	601,500,000	12.66%
189 Hammock Oak Circle
Debary, Fl 32713

William McMillen (6)	5,166,667	0.11%
22107 Martella Avenue
Boca Raton, Fl 33433

David Shapiro (7)	2,000,000	0.04%
1410 SE 53rd Avenue
Portland, OR 97215

Craig Schnee (8)	8,613,920	0.18%
12645 49th Street North
Clearwater, Fl 33762

Michael J Perfetti (9)	4,500,000	0.09%
1035 Eniswood Parkway
Palm Harbor, Fl 34683

All Officers and Directors as a group	2,026,510,587	42.66%

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

(3)

Includes 800,000,000 preferred shares owned by Fieldstone Associates LLC, an entity owned by Gary Shapiro, 67,000,000 common shares owned by Craigmore Machinery Company, an entity owned by Gary Shapiro, 6,000,000 common shares owned through individual retirement accounts of Gary Shapiro and his spouse and 46,295,036 warrants owned through individual retirement accounts of Gary Shapiro and his spouse, exercisable until March 2025

(4)	Includes 600,000,000 preferred shares and 1,500,000 warrants exercisable until February 2023

(5)	Includes 600,000,000 preferred shares and 500,000 warrants exercisable until February 2023

(6)	Includes 2,000,000 common shares owned through individual through individual retirement accounts of William McMillen and his spouse and 3,166,667 warrants exercisable until August 2023.

(7)	Includes 2,000,000 common shares owned through individual retirement accounts of David Shapiro

(8)	Includes 3,000,000 common shares and 5,613,920 warrants exercisable until December 2025

(9)	Includes 3,500,000 common shares and 1,000,000 warrants exercisable until December 2025

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has received advances from major shareholders and related parties from time to time to facilitate the cash needs of the Company. These advances are generally for short term needs and do not bear interest. During 2016, Stephen L Gurba incurred an obligation of $800,000 on behalf of the Company relative to a corporate guaranty. The Company agreed to reimburse him for this expenditure. As of September 30, 2017, there is no balance remaining outstanding to Stephen L Gurba, a balance outstanding to Gary Shapiro of $82,500, and a balance outstanding to a company owned by Richard Welkowitz of $735,730, totaling $818,230. This amount is reported on the balance sheet as amounts due shareholders and related parties.

Craigmore Machinery Company is the sole source supplier for the industrial machine tools and related equipment that are sold by Bulova Technologies Machinery LLC. Craigmore is owned by Gary Shapiro, a major shareholder of the Company. As of September 30, 2017, and 2016, the Company had a balance payable to Craigmore of $2,579,301 and $1,786,436 respectively, and these balances are reflected as accounts payable – related parties for each year.

During the year ended September 30, 2017, Bulova Technologies Compliance and Security LLC received various advances from the Company. As of September 30, 2017, Compliance ceased all operations, and the write off of the full amount of the Company’s advances and investment in Compliance resulted in the recognition of a loss in the amount of $534,771 recorded as a loss in other expense for the year ended September 30, 2017.

Included within Long Term Debt are various notes payable to Gary L Shapiro and / or entities controlled by Gary L. Shapiro and / or his family members. As of September 30, 2017, and 2016, the total amount outstanding under these related party notes is $4,973,053 and $4,907,553 respectively. These notes are secured by a security interest and pledge of all of the assets of the Company presently owned or hereinafter acquired, subordinated to the $4,000,000 Convertible Promissory Note payable to Richard Welkowitz dated February 6, 2015.

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

On May 12, 2017, the Company issued a 10% Promissory Note to Richard Welkowitz in the amount of $630,000, payable in twelve monthly payments of principal and interest, with a maturity of May 12, 2018.   Mr. Welkowitz advanced additional funds under the terms of this note leaving an outstanding balance as of September 30, 2017 of $793,396.

On July 20, 2017, the Company issued a non-interest bearing Promissory Note to Michael and Constance Pryslak in the amount of $504,000 payable in eighty-four monthly payments of $6,000, with a maturity of July 20, 2024.

Item 14. Principal Accountant Fees and Services

On December 19, 2017, the Public Company Accounting Oversight Board (PCAOB) censured Stevenson & Company CPAs LLC, revoking the Firm’s registration, suspending their privilege of appearing or practicing before the Securities and Exchange Commission, which suspension was unrelated to Stevenson & Company CPAs work with the Company. As a consequence of this suspension, the Company may not include audit reports or consents from Stevenson & Company CPAs LLC in our filings with the Commission on or after the date their registration was revoked. As a result, the Company is required, and has since engaged our current auditor to re-audit the prior year’s consolidated financial statements for the year ended September 30, 2016.

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

2017	$70,000
2016	$70,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firm; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0.00
2016	$0.00

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$0.00
2016	$0.00

 (4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0.00
2016	$0.00

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c)		The consolidated financial statements are included in Item 8.

(b)	Exhibits:

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

	31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer*

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

	32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* to be filed or furnished by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bulova Technologies Group, Inc.

By	/s/ Stephen L. Gurba
Stephen L. Gurba
Principal Executive Officer

DATED: January 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and on the dates indicated.

/s/ Stephen L. Gurba	January 16, 2018
Stephen L. Gurba Director and Principal Executive Officer

/s/ Michael J. Perfetti	January 16, 2018
Michael J. Perfetti Principal Financial and Accounting Officer

/s/ William E. McMillen	January 16, 2018
William E. McMillen Director

/s/ Craig Schnee	January 16, 2018
Craig Schnee Director

/s/ David Shapiro	January 16, 2018
David Shapiro Director